Form 10QSB
period 1999-07-31
R & R RANCHING INC
filed 1999-10-14
CIK 1081206

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 333-75297


                           R & R RANCHING, INC.
                           --------------------
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        87-0616524
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                        899 South Artistic Circle
                         Springville, Utah 84663
                         -----------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 489-3238


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No                 (2)  Yes       No X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               July 31, 1999

                                 1,000,000
                                 ---------


                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                             R & R RANCHING, INC.
                      [A Development Stage Company]

                              BALANCE SHEETS

                                [Unaudited]

                                   ASSETS


                                                July 31,           October 31,
                                                 1999                  1998

                                               ___________        ___________
CURRENT ASSETS:
         Cash in bank
                                               $   4,010          $   20,782
                                               ___________        ___________
   Total Current Assets
                                                   4,010              20,782
                                               ___________        ___________
PROPERTY - BISON, net
                                                  84,700                  -
                                               ___________        ___________
OTHER ASSETS:
         Organization costs, net                       -                 475

         Deferred stock offering costs              7,521                 -

                                               ___________        ___________
            Total Other Assets                      7,521                475
                                               ___________        ___________

                                              $    96,231         $   21,257
                                               ___________        ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                     $     5,214         $      955

         Accounts payable B related party           2,251                500

         Interest payable B related party           3,733                 -

         Notes payable B related party             70,000                 -
                                                ___________       ___________
            Total Current Liabilities              81,198              1,455
                                                ___________       ___________
STOCKHOLDERS' EQUITY:
         Preferred stock, $.001 par value,
          10,000,000 shares authorized,
          no shares issued and outstanding             -                  -

        Common stock, $.001 par value,
          50,000,000 shares authorized,
          1,000,000 shares issued and
          outstanding                               1,000              1,000

         Capital in excess of par value            24,000             24,000

         Deficit accumulated during the
           development stage                       (9,967)            (1,002)
                                                ___________       ___________
                                                   15,033             23,998

         Less:  stock subscription receivable          -              (4,196)
                                                ___________       ___________

              Total Stockholder's Equity           15,033             19,802
                                                ___________       ___________
                                               $   96,231        $    21,257
                                                ___________       ___________


The accompanying notes are an integral part of these unaudited financial statements.

                            R & R RANCHING, INC.
                       [A Development Stage Company]


                         STATEMENTS OF OPERATIONS

                             [Unaudited]


                                                                From Inception
                             For the Three    For the Nine        on August 3,
                             Months Ended     Months Ended       1998 Through
                                July 31,        July 31,            July 31,
                                  1999           1999                1999
                              __________       __________        ___________
REVENUE                      $      -         $      -          $       -
                              __________       __________        ___________
EXPENSES:

  Bison Operating Expenses         529            1,646               1,646
  General and Administrative     1,143            3,586               4,588
                              __________       __________         __________
    Total Expenses               1,672            5,232               6,234
                              __________       __________        ___________
LOSS BEFORE OTHER EXPENSE       (1,672)          (5,232)             (6,234)

OTHER (EXPENSE):
    Interest Expense            (1,750)          (3,733)             (3,733)
                              __________       __________        ___________

LOSS BEFORE INCOME TAXES        (3,472)          (8,965)             (9,967)

CURRENT TAX EXPENSE                 -                -                   -

DEFERRED TAX EXPENSE                -                -                   -
                              __________       __________        ___________

NET LOSS                     $  (3,472)       $  (8,965)        $    (9,967)
                              __________       __________        ___________

LOSS PER COMMON SHARE        $    (.00)       $    (.01)        $      (.01)
                              __________       __________        ___________


The accompanying notes are an integral part of these unaudited financial statements.

                               R & R RANCHING, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                        FROM INCEPTION ON AUGUST 3, 1998

                             THROUGH JULY 31, 1999

                                 [Unaudited]



                                                                     Deficit
                                                                   Accumulated
                      Preferred Stock  Common Stock    Capital in  During the
                      _______________ _____________    Excess of   Development
                    Shares     Amount  Shares  Amount  Par Value       Stage
                    ______     ______  ______  _____    _______    __________

BALANCE,
August 3, 1998           -    $    -        -  $   -    $     -     $    -

Issuance of
 1,000,000 shares
 of common stock at
 $.025 per share         -        -   1,000,000   1,000    24,000         -

Net loss for the
 period ended
 October 31, 1998        -        -         -       -          -      (1,002)
                      ______     _____    _____    _____      _____    ______

BALANCE,
October 31, 1998         -        -    1,000,000   1,000     24,000   (1,002)

Net loss for the
 period ended
 July 31, 1999           -        -         -       -          -      (8,965)
                      ______     _____      ____   ____       ____     _____

BALANCE,
 July 31, 1999           -       $ -   1,000,000  $1,000    $24,000  $(9,967)
                      ______     _____      ____   ____       ____      _____


The accompanying notes are an integral part of these unaudited financial statements.

                               R & R RANCHING, INC.
                           [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                                    [Unaudited]

                                                               From Inception
                                              For the Nine      on August 3,
                                              Months Ended       1998 Through
                                                July 31,           July 31,
                                                  1999               1999
                                                __________       ___________
Cash Flows Provided by Operating Activities:
         Net loss                             $  (8,965)     $     (9,967)

         Adjustments to reconcile net loss
          to net cash used in operating
          activities:

           Write-off of organization costs          475               475

           Depreciation and amortization             -                 25

           Changes in assets and liabilities:
            (Increase) in bison calves             (700)             (700)

            Increase in accounts payable          4,259             5,214

            Increase in accounts payable
             - related party                      1,751             2,251

            Increase in interest payable
             - related party                      3,733             3,733
                                                __________         __________

     Net Cash (Used) by Operating Activities        553             1,031
                                                __________         __________
Cash Flows Provided by Investing Activities:
         Payment of organization costs               -               (500)
         Purchase of bison                      (84,000)          (84,000)
                                                __________        ___________

     Net Cash (Used) in Investing Activities    (84,000)          (84,500)
                                                __________        ___________
Cash Flows Provided by Financing Activities:
         Proceeds from issuance of note
          payable - related party                70,000            70,000

         Proceeds from stock subscriptions
          receivable                              4,196             4,196

         Proceeds from common stock issuance         -             20,804

         Payment of stock offering costs         (7,521)           (7,521)
                                                __________       ___________

     Net Cash Provided by Financing Activities   66,675            87,479
                                                __________       ___________

Net Increase in Cash                            (16,772)            4,010

Cash at Beginning of Period                      20,782                -
                                                 __________      ___________
Cash at End of Period                           $ 4,010         $   4,010
                                                 __________      ___________



                            [Continued]

                       R & R RANCHING, INC.
                   [A Development Stage Company]

                     STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents

                            [Unaudited]

                            [Continued]



                                                               From Inception
                                             For the Nine         on August 3,
                                             Months Ended        1998 Through
                                               July 31,              July 31,
                                                 1999                 1999
                                              __________          ___________

Supplemental Disclosures of
 Cash Flow Information:
         Cash paid during the period for:
           Interest                         $       -            $         -
           Income taxes                     $       -            $         -

Supplemental Schedule of Noncash Investing
 and Financing Activities:
         For the period ended July 31, 1999:
          The Company expensed organization costs of $475.

          Depreciation of $7,400 on bison heifers was capitalized as basis in bison calves.

         For the period ended October 31, 1998:
           A shareholder of the Company advanced $500 in payment of organizational costs.


The accompanying notes are an integral part of these unaudited financial statements.

                         R & R RANCHING, INC.
                    [A Development Stage Company]

            NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization - R & R Ranching, Inc. (the Company) was organized under the laws of the State of Nevada on August 3, 1998. The Company has not yet commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to engage in the business of breeding and raising bison. The Company at the present time, has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

              Unaudited Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1999 and for all the periods presented have been made.

              Property - Bison - Inventory consists of bison which are being held for breeding purposes. The bison are recorded at the lower of cost or market value [See Note 2].

              Organization Costs - Organization costs of $500, which reflect amounts expended to organize the Company, were expensed during 1999 in accordance with Statement of Position 98-5.

              Loss Per Share - The Company accounts for loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". his statement requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive [See Note 6].

              Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes [See Note 7].

         Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

              Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

NOTE 2 - BISON

         Bison that are purchased for breeding are recorded at cost and depreciated over their useful lives (15 years), using the straight-line method. If a bison dies or is sold the full remaining amount is expensed.

         Bison that are internally developed are recorded by capitalizing one year's depreciation of the mother and all direct development costs until the bison have reached maturity and have been selected for breeding or other productive purposes. At the point of maturity, the bison are depreciated over their estimated useful lives of 15 years. If the bison are sold, the costs are charged to costs of goods sold.

         During the nine months ended July 1999, operating costs related to the bison calves in the amount of $700 and $7,100 in depreciation was capitalized.

                                R & R RANCHING, INC.
                        [A Development Stage Company]

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - BISON [Continued]

         The following is a summary of bison as of July 31, 1999:

                                                         Accumulated
                                    Amount    Cost       Depreciation     Net
                                   ________   ______     __________   ________
             Breeding Stock            20    $84,000    $  (7,400)   $ 76,600

             Calves                    18      8,100           -        8,100
                                   ________   _______    __________   _______
                  Total Bison          38    $92,099    $  (7,400)    $84,700
                                   ________   ________   __________  ________

NOTE 3 - RELATED PARTY TRANSACTIONS

         Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison for a period of one year commencing January 1, 1999. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US. Blue Sky's president, director and controlling shareholder is the father of the Company's President and controlling shareholder. The Company recorded a related party accounts payable in the amount of $2,251 for services rendered during the period ended July 31, 1999.

         Notes Payable - During January, 1999, the Company borrowed $70,000 from Libco Equities, Inc., a corporation organized under the laws of the Province of Alberta, Canada ("Libco"). The loan is due on demand and provides for interest at 10% per annum. The President and sole shareholder of the Company is also the President, director and controlling shareholder of Libco. Accrued interest amounted to $3,733 at July 31, 1999.

         Management Compensation - The Company has not paid any compensation to its officers and directors.

         Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

         Accounts Payable - During the period ending October 31, 1998, an officer of the Company paid organization costs in the amount of $500 on behalf of the Company. The Company recorded a related party accounts payable in the amount of $500.

NOTE 4 - CAPITAL STOCK

         Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at July 31, 1999.

                              R & R RANCHING, INC.
                          [A Development Stage Company]

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

         Common Stock - During the period ended October 31, 1998, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock for cash of $20,804 and a stock subscription receivable of $4,196. The stock subscription receivable was paid in full during November, 1998. The Company is proposing to issue up to 100,000 additional shares of common stock and related warrants in a public offering [See Note 8].

         Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. As of July 31, 1999, no awards have been granted under the plan.

         Common Stock Split - During March, 1999 the Company effected a forward split of its issued and outstanding common stock on the basis of two shares issued for each one share previously issued. There were 500,000 shares of common stock issued and outstanding immediately prior to the split and 1,000,000 shares of common stock issued and outstanding immediately after the split. There was no change in the number of authorized common shares or the par value of common shares. The financial statements for all periods presented have been restated to reflect the stock split.

NOTE 5 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise funds through sales of its common stock, which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            R & R RANCHING, INC.
                      [A Development Stage Company]

                NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income the weighted average number of shares for the periods ended
                                                               From Inception
                               For the Three     For the Nine   on August 3,
                               Months Ended      Months Ended    1998 Through
                                 July 31,         July 31,          July 31,
                                   1999             1999             1999
                                __________         __________    ___________
(Loss) from continuing operations
applicable to common stock $       (3,422)     $   (8,965)      $  (9,967)
                                __________         __________    ___________
(Loss) available to common
stockholders used in earnings
(loss) per share           $       (3,422)     $   (8,965)      $  (9,967)
                                __________         __________    ___________
Weighted average number of
common shares outstanding
used in (loss) per share during
the period                      1,000,000        1,000,000        1,000,000
                               __________          __________    ___________

NOTE 7 - INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At July 31, 1999, the Company has available unused operating loss carryforwards of approximately $9,500, which may be applied against future taxable income and which expire in various years through 2018.

         The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,200 as of July 31, 1999, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,860 during the nine months ended July 31, 1999.





                           R & R RANCHING, INC.
                      [A Development Stage Company]

            NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

         Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 100,000 units consisting of a total of 100,000 shares of common stock, 100,000 A warrants and 100,000 B warrants. Each A warrant allows the holder to purchase one share of common stock at a price of $2.50. Each B warrant allows the holder to purchase one share of common stock at a price of $5.00. The warrants are subject to adjustment in certain events and are exercisable for a period of five years from the date of the offering. The Company may call the warrants at their exercise price on 30 days notice at any time after issuance and prior to the expiration date of the warrants. The warrants may only be exercised or redeemed if a current prospectus is in effect. The Company has filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. An offering price of $1.25 per unit has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The units will be offered and sold by the directors and officers of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The Company estimates it will incur stock offering costs of approximately $15,000, but any such costs will be deferred and netted against the proceeds of the proposed public stock offering.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          The Registrant's plan of operation for the next 12 months is to begin its bison operation under its management agreement with Blue Sky Bison Ranch, Ltd. As of August 11, 1999, which is subsequent to the period covered by this Report, at least 16 of the Registrant's 20 cows have delivered calves, and it appears that all 20 of its cows have calved, with none being lost. However, the Registrant will not be able to determine the precise number of calves until all cows and calves are tested and the calves are tagged in October, 1999. Revenue from calf sales will be reduced if the crop is less than anticipated.

          Approximately 5% of a herd of bison cows must be replaced every year due to infertility, aging, death and other causes. The following table shows how the Registrant plans to dispose of its spring, 1999, calf crop. These figures assume a crop of 18 calves, with equal numbers of bull and heifer calves:

Disposition of calf            Bull calves           Heifer calves
-------------------            -----------           -------------

Stay in R & R herd as             -0-                     1
replacement

Sold for breeding stock           -0-                     8

Sold for breeding stock            9                     -0-
or slaughter

          Because all of the Registrant's cows are young (about three to five years old), management hopes that it will not have to use many of its heifer calves to replace cows. This would allow the Registrant to sell almost all of its heifer calves while its cows are in their breeding prime. However, many factors, including illness and death of its existing cows, could force the Registrant to keep some of its annual heifer calf crop; this would have a negative effect on revenues because the replacement heifers would not be made available for sale.

          Most bison operations breed bulls at the rate of about one bull to 10 cows. Because the cows that it received under its Purchase Agreement with Diving Buffalo Ranch were already pregnant, breeding bulls will not be used until the 1999 fall breeding season. The management agreement provides for Blue Sky to supply bulls for breeding, so the Registrant will not require breeding bulls of its own until it moves its operations to its own location as discussed below. Once this occurs, the Registrant will keep about one bull for every 10 cows, to be bred for two years. The Registrant will have to keep replacement bulls from its own herd (or purchase them, on a regular basis) in order to ensure genetic diversity and avoid inbreeding.

            Bison ranchers commonly keep bulls and cows together and let nature dictate the breeding season. Most breeding occurs in July and August, with a 275 day gestation period. The Registrant will breed its 20 cows during each cow's normal cycle during the months of July and August.

            Calves born in the spring of 1999 will be weaned during the months of December, 1999, and January, 2000. The Registrant will tag (for identification purposes), vaccinate and sell its calves during the weaning period.

          The Registrant will pay Blue Sky $500 (Canadian) (approximately
$US 340) per month under the management agreement, and will pay to Blue Sky one-fourth (1/4) of the proceeds from the sales of its bulls and heifers during 1999. In exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows). With additional feed expenses and reimbursement of out-of-pocket expenses of its directors and officers, the Registrant expects annual costs of operation in 1999 to equal approximately $5,500. This figure does not include the initial $84,000 purchase price for the Registrant's herd.

          Management estimates that it will cost approximately $500 to raise a calf to the point where it is weaned and ready for sale. This figure includes the payment of one-fourth of sales proceeds to Blue Sky as discussed above. The price range for weaned heifer calves is about $2,000 to $3,000; for weaned bulls it is $1,000 to $1,500. Therefore, the Registrant expects to make a profit of $1,500 to $2,500 per heifer calf and $500 to $1,000 per bull calf. These figures depend on many factors, including for example:

               a calf crop of 90%;

               lack of factors that would complicate pregnancy and birth (e.g., unusually harsh weather, brucellosis and other diseases, inferior genetic stock); and

               stability of feed and bison prices.

          If any one of these factors changes, the Registrant's profitability could decrease significantly.

          On September 1, 1999, the Securities and Exchange Commission declared effective the Registrant's Registration Statement on Form SB-2.
Under this registered offering, the Registrant will offer 100,000 units, with each unit consisting of one share of common stock; one "A" Warrant to purchase one share of common stock at a price of $2.50; and one "B" Warrant to purchase one share of common stock at a price of $5.00. The Registrant is currently preparing its prospectus for printing and distribution to offerees and management believes that the offering will commence in October, 1999. The Registrant's anticipated use of proceeds from this offering is as follows:

                                        Assuming
                                        Maximum
                                        Units
     Item                               Sold(1)
     ----                               ----
     Secure lease on 1/4 Section of
     land in Alberta, Canada for one year    $ 2,800

     Fence leased land                         7,000

     Repay loan from Libco(2)            73,169.44

     Feed, including hay, grain,
     water, minerals and salt for
     one year (3)                         2,520

     Management fees to Blue Sky
     Bison Ranch, Ltd., for one year(4)        4,824

     Membership fees for bison
     associations in U.S. and
     Canada for one year                    400

     Accounting, attorney's and
     incorporation fees                  10,000

     Travel                               1,750

     Office expenses (telephone,               1,200
     photocopies, postage)

     Working capital (5)                      6,336.56

                              Total          $110,000


     (1) These expenditures are estimates based on the Registrant's present intentions. None of these items is a firm commitment by the Registrant. All figures are in U.S. dollars.

     (2) On October 5, 1998, the Registrant entered into a Buffalo Sale and Purchase Agreement with Diving Buffalo, under which the Registrant agreed to buy 20 mature cow bison for $84,000 ($4,200 per head). This purchase was completed, and the buffalo were delivered to the Registrant on January 19, 1999. In order to close the purchase and begin operations without having to wait for the receipt of proceeds under this offering, the Registrant borrowed $70,000 from Libco Equities, Inc., which is controlled by the Registrant's President, William R. Davidson. Libco has the option to convert the outstanding principal and interest on the Note into "unregistered" and "restricted" shares of the Registrant's common stock on a $1.00 per share basis. If Libco elects to convert the debt into equity before the Registrant is able to repay the Note with the proceeds of its offering, the Registrant will use the proceeds allocated to the Note to purchase 15 bison cows at $4,000, with the rest of those proceeds allocated to working capital.

     (3) This amount has been allocated for the Registrant's second year of operations. The management agreement with Blue Sky provides for Blue Sky to feed the Registrant's herd during the one year term of that agreement. See footnote 4, below.

     (4) On December 1, 1998, the Registrant and Blue Sky entered into an agreement under which Blue Sky agreed to house, feed, manage and market the Registrant's bison for a period of one year, commencing January 1, 1999. The Registrant is responsible for a monthly management fee of $500 (Canadian), together with one-fourth (1/4) of the sales proceeds from bison from its herd in 1999. At the current exchange rate of approximately US$ 0.68 per Canadian dollar, the monthly and annual management fees are approximately US$ 340 and US$ 4,080, respectively.
     W. Malcolm C. Davidson, Blue Sky's President, director and controlling stockholder, is the father of William R. Davidson, the Registrant's President.

     (5) Working capital has been reserved for payment of variable expenses such as feed, fencing and lease payments in case costs of these items exceed the amounts that have been allocated.

          During the next 12 months, management plans to begin searching for a suitable 1/4 section (160 acres) property to lease for its operations. Management intends to limit its search to the Province of Alberta, Canada, and will try to locate a full section (640 acres), with W. Malcolm C. Davidson, William R. Davidson's father, to lease three quarters and the Registrant to lease one quarter.

          If the Registrant is successful in its property search, it will have to transport the herd to the new facility, hire herd management personnel and begin paying directly for all costs that are currently covered by the management agreement. The Registrant would also be responsible for the purchase or lease of its own handling facilities (pens and chutes for restraining animals during breeding, veterinary treatment and transportation). Management believes that by locating the Registrant's herd next to W. Malcolm
C. Davidson's herd, both parties will be able to share handling facilities and reduce expenses. However, there is no formal agreement between the parties in this regard and it is possible that the Registrant may have to purchase handling facilities of its own. These facilities typically cost from $2,000 to $2,500. The Registrant has not allocated any of the proceeds from its offering to the acquisition of handling facilities. The Registrant will have to obtain them with operating revenues or through additional debt or equity funding if handling facilities become necessary in the next 12 months. The Registrant can provide no assurance that it will have enough money to acquire these facilities.

          Management expects that it will hire one person to operate its ranch once it has located a suitable property. The standard rate for ranch workers in Alberta is approximately $10 to $12 (Canadian) (approximately US$
6.80 to US$ 8.16) per hour. The Registrant believes that the labor pool in Alberta is large enough that it will not have difficulty finding a suitable worker.

Results of Operations.
----------------------

          During the quarterly period ending July 31, 1999, the Registrant received total revenues of $0 and sustained a net loss of ($3,472).

Liquidity.
----------

          During the quarterly period ended July 31, 1999, the Registrant had total expenses of $1,672, while receiving $0 in revenues. At July 31, 1999, the Registrant had total assets of $96,231, of which $4,010 consisted of cash.

          During the next 12 months, the Registrant will be able to meet its current operating expenses from anticipated bison sales. However, management expects that the net proceeds from its offering will be necessary in order to lease and fence its ranch and repay the Libco Equities loan.

Year 2000
---------

          The use of computer programs that rely on two-digit date codes to perform computations or decision-making functions has become widespread. Many of these programs may fail as a result of their inability to properly interpret date codes beginning on January 1, 2000. For example, such programs may interpret the year code "00" as the year 1900 rather than 2000.

          The Registrant's computer-related business activities will be limited to record keeping for its herd and the use of a word processing program for preparation of business correspondence and similar documents. The manufacturers of the Registrant's software programs have represented that they are "Year 2000 compliant" and management believes that its computer systems are "Year 2000 compliant" for these applications.

          The Registrant can give no assurance that third parties with whom it does business (e.g., banks and utilities) will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Registrant. However, the Registrant does not believe that Year 2000 compliance issues of third parties will result in a material adverse effect on its financial condition or results of operations.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Registration Statement on Form SB-2 (Amendment No. 2)*

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      R & R RANCHING, INC.



Date: 10/14/99                       By: /s/ William R. Davidson
     --------------                     -------------------------------------
                                        William R. Davidson, President and
                                     Director


Date: 10/14/99                       By: /s/ Allyson R. N. Davidson
     --------------                     -------------------------------------
                                  Allyson R. N. Davidson, Secretary/
                                  Treasurer