Form 10KSB
period 1999-10-31
R & R RANCHING INC
filed 2000-02-15
CIK 1081206

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended October 31, 1999
                               ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  333-75297
                                      ----------

                         R & R RANCHING, INC.
                       ----------------------
              (Name of Small Business Issuer in its Charter)

        NEVADA                                           87-0616524
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     899 South Artistic Circle
                      Springville, Utah 84663
                      -----------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 489-3238

                               N/A
                      ----------------------
  (Former name and former address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:  None.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes   X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: October 31, 1999 - $0

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 15, 2000 - $94. There are approximately 94,000 shares of common voting stock of the Company held by non-affiliates. There has never been an "established public market" for the Company's common voting stock, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          February 15, 2000

                              1,100,000

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

                         See Part III, Item 13

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
--------------------

     Corporate Developments.
     ----------------------

                    R & R Ranching is a Nevada corporation organized on August 3, 1998, for the purpose of breeding and raising bison. On February 11, 2000, it completed an offering of 100,000 Units pursuant to a Registration Statement on Form SB-2, which was declared effective by the Securiites and Exchange Commission on September 1, 1999. The Units consist of one share of common stock, one A Warrant to purchase one share of common stock at a price of $2.50 and one B Warrant to purchase one share of common stock at a price of $5.00. The purpose of the offering was to raise funding to pay off a related party loan and to commence ranching operations in Alberta, Canada.

          On October 5, 1998, R & R Ranching executed a Purchase Agreement under which it agreed to purchase 20 mature bison cows at a price of $84,000 ($4,200 per head). In order to complete the purchase and begin operations without waiting for the proceeds from its recently completed offering, Libco, a consulting firm that is controlled by the President of R & R Ranching, William R. Davidson, loaned $70,000 to R & R Ranching. The loan is evidenced by an unsecured Promissory Note dated January 19, 1999. The note is for a term of one year and bears an interest rate of 10% per year. R & R Ranching may call the note at its option 30 days after the effective date of the Registration Statement on Form SB-2, which was September 1, 1999. Libco also has the option to convert the outstanding principal and interest on the note into "unregistered" and "restricted" shares of R & R Ranching's common stock at a conversion price of $1.00 per share.

            The principal and interest on the Libco loan were not paid as of January 19, 2000, and the parties agreed to extend the loan at the same interest rate as the rate on the initial Promissory Note. The loan is payable upon demand. R & R Ranching has received gross proceeds of $125,000 under its recently completed offering and intends to pay the loan in full from these proceeds. Management expects that the loan will be paid shortly after the filing date of this Report. See "Use of Proceeds."

          On December 1, 1998, R & R Ranching and Blue Sky entered into the management agreement, under which Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada, agreed to provide bison management services for R & R Ranching's bison for a period of one year, beginning January 1, 1999. The management agreement provides for Blue Sky to provide grazing lands; winter feed, hay, straw, grains, minerals and water; veterinary care; handling facilities and handling labor; identification tagging and records management; and herd bulls for breeding. Blue Sky also agreed to market R & R Ranching's yearly calf crop at Blue Sky's expense and to assist in marketing, selling and transporting its breeding stock at R & R Ranching's expense. R & R Ranching is required to pay a management fee of $500 (Canadian) (approximately US$ 335) per month, with Blue Sky to have a lien on R & R Ranching's bison for payment of such fees. In addition, R & R Ranching will pay to Blue Sky one-fourth (1/4) of the proceeds from the sale of R & R Ranching's bulls and heifers in 1999. R & R Ranching will be liable for boarding fees over the remaining term of the management agreement at a rate of $1200 (Canadian) (approximately US$
804) per bison per year if the management agreement is prematurely terminated.

          Principal Products or Services and Their Markets
          ------------------------------------------------

          Bison, or American Plains Buffalo, are native to the American and Canadian plains. Although they were slaughtered near the point of extinction in the late 19th century, recent estimates have suggested that there are now approximately 150,000 bison in the United States and Canada.

          The principal market for bison is as meat, but the heads, bones and hides are also sold to novelty shops and to individual buyers. Animals are also sold for organized bison hunts and to public game reserves and zoos. Bulls and heifers are also sold to other producers as breeding stock.

          About 7,500,000 pounds of meat from approximately 15,000 bison are sold in the United States each year. The Meat and Poultry Inspection Directory of the U.S. Department of Agriculture lists about 100 bison-processing facilities in the United States.

          Bison meat has a low fat content (less than 3%) and a cholesterol content that is lower than beef, chicken or pork.

                         Nutrient Composition
                  (per 100 grams of cooked lean meat)(1)
                  -----------------------------------


                    Fat            Calories       Cholesterol
     Species        (Grams)        (Kcal)         (Mg.)
     -------        -------        ------         -----
     Bison               2.42           143            82

     Beef           9.3            211            86

     Chicken        7.41           190            89
     (Skinless)

          (1)  Source: USDA Handbook.

          Many people believe bison to have a richer flavor than beef. It is prepared much the same as beef, without special handling. It also has a high proportion of protein, minerals and fatty acids in relation to its caloric value. Unlike beef, bison spend very little time in the feedlot and are not generally subjected to drugs, chemicals or hormones. For all these reasons, bison is often considered a superior alternative to beef.

          Bison meat is available in the form of steaks, patties, rib roast, short rib, sausage and jerky. Principal markets include wholesalers, restaurants, custom meat stores and mail-order or on-the-farm sales to the general public.

          The commercial bison market is very young. At present, the demand for breeding stock is high, and it is expected to remain high as producers attempt to increase the size of the American and Canadian herds. Because females are currently more valuable as breeding stock than as meat, R & R Ranching expects that its herd will be used for breeding. Unless a substantial market for buffalo meat develops, the market for breeding stock will likely follow the same downward pattern as it has in the ostrich industry. See the Risk Factor "Market Acceptance of Product Line."

          The bison breeding season begins in August and continues into October, with calving season running from May to July. Cows can begin breeding at age two and can reproduce every year up to age 15 and every other year to age 25. Bulls can also begin breeding at two years of age.

          Although they are generally disease resistant, bison are closely related to cattle and are subject to may of the same diseases. Brucellosis is a contagious disease of cattle and buffalo that can cause spontaneous abortion. R & R Ranching will be required to test its Canadian herd for tuberculosis and brucellosis. If either disease is found, the infected animals will have to be culled, which could have an adverse effect on R & R Ranching's profitability.

          Distribution Methods of the Products or Services
          ------------------------------------------------

          Bison products have historically been sold directly to interested buyers who visit the ranch or in specialty markets such as health food stores and gourmet stores. Several U.S. producers have also established successful mail order markets. Bison pelts, heads and skulls are typically marketed through Western-themed retailers or directly by the producer.

          Breeding stock is generally marketed to other bison producers in bison-related publications such as the Western Livestock Journal and BisonWorld, the official publication of the National Bison Association. Local newspapers and agricultural publications are also common marketing methods.
In addition, state and national bison associations often have booths and provide marketing information at agricultural events.

          Under the management agreement, Blue Sky has agreed to assist in marketing, selling and transporting R & R Ranching's breeding stock at R & R Ranching's expense, and to market and sell R & R Ranching's yearly calf crop at Blue Sky's expense. "Breeding stock" refers to bison that are used to increase the size and quality of the herd through breeding. The yearly calf crop is the product of the breeding stock, and may itself be used as meat or as breeding stock.

            Blue Sky is active in the buying and selling of bison. It has arranged to sell R & R Ranching's products to several of its bison industry contacts for up to the next five years. However, Blue Sky does not have any binding sales contract with any of these entities, and it can not guarantee that it will be able to sell R & R Ranching's yearly calf crops through this channel.

             A representative of Diving Buffalo Ranch, the entity from which R & R Ranching purchased its bison, has also verbally told R & R Ranching's President that Diving Buffalo will assist R & R Ranching in selling its bison at R & R Ranching's request. However, Diving Buffalo is not contractually committed to give R & R Ranching any marketing assistance.

          R & R Ranching has no plans to advertise its products in the foreseeable future. William R. Davidson intends to become active in national and local bison associations in order to develop the networking contacts necessary to market the products. There can be no assurance that R & R Ranching will be able to successfully produce or market enough animals to make its operations profitable.

          Competitive Business Conditions
          -------------------------------

          The bison industry is diffuse; this is the case with most agricultural industries. The NBA estimates that in 1998, approximately 250,000 head were being raised by over 2,200 producers in the United States and Canada. Bison producers range in size from hobby farmers who maintain a few animals as a side interest or tourist attraction to large producers owning several hundred to several thousand bison.

          R & R Ranching will begin operations with a herd of only 20 mature cows. Because of the large number of producers in North America, many of which will have substantially larger herds and facilities, management expects that its operations will be a very small part of the overall bison industry.
R & R Ranching hopes to develop a reputation as a breeder of high quality stock, which it believes will enhance its competitive position in the industry. However, even if its operations are successful, R & R Ranching will almost certainly remain a small player.

            R & R Ranching's most significant competition will come from Adam Ranch in northern Alberta, and Tatonka Ranch in Saskatchewan. These are the two largest Canadian bison ranches. Each has more than 1000 cows.

          The principal market for bison cows is as breeding stock. As additional producers enter the market and begin breeding operations, supply will almost certainly increase, making R & R Ranching's role in the bison industry even less significant. In addition, overproduction of bison cows may result in lower market prices for R & R Ranching's products, which would reduce its profitability.

          Sources and Availability of Raw Materials
          -----------------------------------------

          Feed is the largest operating cost of a bison operation. In Alberta, Canada, pasture grazing is generally sufficient for nine months of the year. In the winter months, hay must often be used to supplement the herd's diet. Cows will eat 15 to 25 pounds of hay per day, with weaned calves and bulls consuming 10 pounds and 20 to 30 pounds per day, respectively. Hay in Alberta is plentiful but, as with all agricultural crops, is subject to significant price fluctuations.

          Oats are used to supplement hay and to flush bison cows during breeding time (to ensure a high conception rate). Other raw materials used in the bison industry include salt and minerals, water, deworming medication, antibiotics, and miscellaneous items required to repair fences, vehicles and handling facilities. Management believes that each of these materials will be available in sufficient quantities. Blue Sky will provide feed for R & R Ranching's bison during the one-year term of the management agreement. R & R Ranching has budgeted $2,520 for feed costs in the second year of operations. See "Use of Proceeds."

          Once R & R Ranching identifies a suitable property for its own bison facility, it will be responsible for providing all of the raw materials necessary to maintain its herd.

          Dependence on One or a Few Major Customers
          ------------------------------------------

          Management believes that the pool of potential purchasers of its breeding stock is large because of the diffuse nature of the bison production industry. Bison can be shipped over long distances, so the market for R & R Ranching's animals will not necessarily be limited to Alberta.

          R & R Ranching may also make a portion of its herd available for slaughter, although it will focus primarily on the production of breeding stock. Prudent herd management requires the frequent culling of less desirable breeding stock; R & R Ranching believes that demand for bison meat is high enough to absorb the supply of culled animals. There is a slaughterhouse approximately two to three hours from Blue Sky's ranch in Alberta, Canada. This slaughterhouse is devoted exclusively to the slaughter of bison. Management believes that this facility has enough capacity to all bison that R & R Ranching sends to slaughter, whether directly or through third party purchasers.

          Need for Governmental Approval of Principal Products or Services
          ----------------------------------------------------------------

          The Canadian Health of Animals Branch of Agriculture and Agri-food Canada requires all stock to be certified free of tuberculosis and brucellosis. This involves compulsory testing for all captive bison two years old and older. Under the management agreement, Blue Sky will handle all veterinary care for R & R Ranching's herd.

          The U. S. Department of Agriculture does not currently require inspection of bison meat. However, because consumers believe that USDA inspection provides an assurance of quality, many bison producers have decided to seek USDA approval of their products voluntarily. This requires the producer to arrange for slaughter and processing of its animals at a packing house that the USDA has designated as an "Official Bison Establishment."
Bison that are slaughtered at an Official Bison Establishment may be branded with a USDA inspection brand.

          R & R Ranching plans to raise its bison in Canada and to focus on the production of bison for breeding. Therefore, management does not believe that obtaining USDA approval of its animals will be necessary.

          Effect of Existing or Probable Governmental Regulations on the
          --------------------------------------------------------------
Business
--------

          Veterinary care is one of Blue Sky's management responsibilities under the management agreement, and compliance with the Canadian disease-certification regulations will be included. If and when R & R Ranching moves its operations to its own facilities, it will take over testing responsibilities. If any of R & R Ranching's animals are found to be infected with tuberculosis or brucellosis, they will have to be destroyed. Large-scale infections will require the destruction of a large portion of R & R Ranching's herd and may have a serious negative effect on its operations and profitability.

          Research and Development
          ------------------------

          R & R Ranching does not expect that research and development will be a significant part of its operations, other than using well-established selective breeding techniques to ensure the quality of its herd.

          Costs and Effects of Compliance with Environmental Laws
          -------------------------------------------------------

          Management does not believe that compliance with environmental laws will require a significant portion of its resources.

          Number of Employees
          -------------------

          Management of R & R Ranching's herd will be the responsibility of Blue Sky, and will be handled through its own employees until December 21, 1999. R & R Ranching will become responsible for herd management if it is able to identify a suitable location for its own facility. R & R Ranching expects that these duties will be delegated to experienced, competent contractors. R & R Ranching's executive officers will manage its operations on a part-time basis and will not receive any salary or wages for the foreseeable future. Directors and executive officers will be compensated for travel and out-of-pocket expenditures.

          Public Offering.
          ---------------

          R & R Ranching commenced a public offering of Units consisting of common stock and warrants in late 1999. This offering was not completed as of October 31, 1999, the end of the period covered by this Report. The offering was completed on February 11, 2000, which is subsequent to the period coveredy by this Report, with all 100,000 Units being sold for gross proceeds of $125,000.

          Use of Proceeds
          ---------------

          R & R Ranching estimates that its net proceeds from its recently completed offering will be $110,000, after deducting estimated offering expenses of $15,000. R & R Ranching plans to use these net proceeds as follows:




     Item                               Cost(1)
     ----                               ----
     Secure lease on 1/4 Section of
     land in Alberta, Canada for one year    $ 2,800

     Fence leased land                         7,000

     Repay loan from Libco(2)            77,200

     Feed, including hay, grain,
     water, minerals and salt for
     one year (3)                         2,520

     Management fees to Blue Sky
     Bison Ranch, Ltd., for one year(4)        4,825

     Membership fees for bison
     associations in U.S. and
     Canada for one year                    200

     Accounting, attorney's and
     incorporation fees                  10,000

     Travel                               1,500

     Office expenses (telephone,               1,200
     photocopies, postage)

     Working capital (5)                         2,755

                              Total          $110,000


     (1) These expenditures are estimates based on R & R Ranching's present intentions. None of these items is a firm commitment by R & R Ranching. All figures are in U.S. dollars.

     (2) On October 5, 1998, R & R Ranching entered into a Buffalo Sale and Purchase Agreement with Diving Buffalo, under which R & R Ranching agreed to buy 20 mature cow bison for $84,000 ($4,200 per head). This purchase was completed, and the buffalo were delivered to R & R Ranching on January 19, 1999. In order to close the purchase and begin operations without having to wait for the receipt of proceeds under its offering, R & R Ranching borrowed $70,000 from Libco, which is controlled by R & R Ranching's President, William R. Davidson. The repayment figure assumes a payoff date of March 1, 2000, with payment of the principal amount of the note and accrued interest, at a rate of 10% per year. Libco has the option to convert the outstanding principal and interest on the Note into "unregistered" and "restricted" shares of R & R Ranching's common stock on a $1.00 per share basis. If Libco elects to convert the debt into equity before R & R Ranching is able to repay the Note with the proceeds of its offering, R & R Ranching will use the proceeds allocated to the Note to purchase 15 bison cows at $4,000, with the rest of those proceeds allocated to working capital. However, management of R & R Ranching intends to pay the Libco loan shortly after the filing date of this Report, without Libco exercising its conversion option. See "Certain Relationships and Related Transactions"; "Description of Business"; and "Management's Discussion and Analysis or Plan of Operation."

     (3) This amount has been allocated for R & R Ranching's second year of operations. The management agreement with Blue Sky provides for Blue Sky to feed R & R Ranching's herd during the one year term of that agreement. See footnote 4, below.

     (4) On December 1, 1998, R & R Ranching and Blue Sky Bison Ranch Ltd., of Carvel, Alberta, Canada entered into an agreement under which Blue Sky agreed to house, feed, manage and market R & R Ranching's bison for a period of one year, commencing January 1, 1999. R & R Ranching is responsible for a monthly management fee of $500 (Canadian), together with one-fourth (1/4) of the sales proceeds from bison from its herd in
      1999. At the current exchange rate of approximately US$ 0.67 per Canadian dollar, the monthly and annual management fees are approximately US$ 335 and US$ 4,020, respectively. W. Malcolm C.
     Davidson, Blue Sky's President, director and controlling stockholder, is the father of William R. Davidson, R & R Ranching's President. See "Description of Business."

     (5) Working capital has been reserved for payment of variable expenses such as feed, fencing and lease payments in case costs of these items exceed the amounts that have been allocated.

          The net proceeds from its offering will fund R & R Ranching's operations for one year without the receipt of any operating revenues. R & R Ranching will need to be operating profitably within one year from the completion of its offering in order to fund its operations from cash flow. Otherwise, it will have to seek additional debt or equity funding (including the exercise of the warrants being sold as part of the units). R & R Ranching can give no assurance that its stock price will become high enough to induce warrant holders to exercise their warrants, or that it will be able to obtain additional financing from other sources.

            Management expects to begin spending the net proceeds from its during the second quarter of its fiscal year ending October 31, 2000, and will describe the use of such proceeds in its Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2000.

          By this reference, the Company's Registration Statement on Form SB-2 of the Securities and Exchange Commission is incorporated herein by reference. See Part III, Item 13.

          Risk Factors.
          ------------

POOR BREEDING STOCK WOULD ADVERSELY AFFECT THE COMPANY

          R & R Ranching must be able to get enough genetically consistent breeding stock on reasonable terms and at reasonable prices in order to succeed. R & R Ranching can not guarantee that it will be able to do this. See "Description of Business."

AN UNHEALTHY HERD WILL ADVERSELY AFFECT THE COMPANY

          The health of R & R Ranching's breeding herd and bison will have a great impact on its profits. If its breeding herd or bison population contracts a disease causing it to breed less productively, or which kills many of its bison, R & R Ranching's business operations will be damaged. In addition, many bison will be raised together, which will make them more vulnerable to contagious disease. R & R Ranching can not guarantee that it will be able to avoid herd health problems. See "Description of Business."

VOLATILE SUPPLY COSTS COULD HURT OPERATIONS

          R & R Ranching's profitability is extremely sensitive to changes in the cost of supplies because the cost of feed and other supplies are a large part of the cost of producing bison. These costs are affected by regional and seasonal availability and demand. Crop conditions, weather and other factors may make feed and supplies more expensive. Increased expense or a large decline in the availability of these supplies could have a negative effect on R & R Ranching. See "Description of Business."

MANAGEMENT EXPECTS EARLY LOSSES

          R & R Ranching was formed in August 1998 and has very limited operating history. The purchase of breeding stock requires large up front expenditures and working capital during the initial start-up period. R & R Ranching expects that its initial expenses will result in losses early in its development. It can not guarantee that it will become profitable in the foreseeable future. See "Management's Discussion and Analysis or Plan of Operation."

AUDITOR'S "GOING CONCERN" OPINION

              The Independent Auditor's Report for R & R Ranching's audited financial statements as of October 31, 1999, expresses "substantial doubt about [R & R Ranching's] ability to continue as a going concern," due to its status as a newly formed company that has not yet established profitable operations and that has current liabilities in excess of current assets.

STRONG COMPETITION MAY HURT THE COMPANY'S OPERATIONS

          Many of its current and potential competitors have much more financial, technical and personnel resources than R & R Ranching. R & R Ranching can not guarantee that its competitors will not be more successful in developing and improving bison production technologies and raising consistently high quality bison that are more economical to raise than R & R Ranching's bison. Also, as additional competitors begin operations, the supply of bison may exceed demand and result in lower market prices for bison. R & R Ranching's competitive position in the buffalo ranching industry is extremely small.

FAILURE TO COMPLY WITH GOVERNMENT REGULATION MAY ADVERSELY AFFECT OUR COMPANY

          R & R Ranching is subject to federal, state, provincial and local government regulations, including those restricting certain types of investor-owned livestock production operations and those concerning occupational safety and health, and zoning. R & R Ranching will attempt to comply with all applicable regulations. However, it can not guarantee that it will satisfy all regulations or obtain all required approvals. Failure to comply with applicable regulations can, among other things, result in fines, suspensions of regulatory approvals, operating restrictions, and criminal prosecution. Changes in or additions to applicable regulations could also have a negative effect on R & R Ranching and its business. See "Description of Business."

R & R RANCHING WILL FACE HIGH CAPITAL COSTS

          Bison operations require expensive capital assets such as:

               land;

               handling facilities and fences;

               equipment and breeding stock;

               operating funds; and

               labor and management.

          For a typical 40-cow bison operation, the cost of these capital assets can be as high as $300,000. This high initial investment prevents many small investors from entering the bison industry.

MUCH OF THE OFFERING PROCEEDS WILL BE USED TO REPAY A LOAN

          Approximately $77,200 of the proceeds from R & R Ranching's recently completed offering will be used to repay the loan from Libco, and will not be available for R & R Ranching's future operations. R & R Ranching's President, William R. Davidson, is the President, sole stockholder and a director of Libco; R & R Ranching's Secretary/Treasurer, Allyson R. N. Davidson, is also an executive officer of Libco. Due to his control of Libco, approximately 70% of the net proceeds of its offering will be paid indirectly to Mr. Davidson.

THE COMPANY WILL BE ADVERSELY AFFECTED IF THE MARKET DOES NOT ACCEPT BISON
MEAT

          The North American meat industry is dominated by producers of beef, pork and chicken. Bison is not a mainstream meat product, and R & R Ranching can not guarantee that the public will want to purchase bison meat in sufficient amounts to make R & R Ranching's operations profitable. Producers of ostrich, another non-mainstream meat, have found it very difficult to gain large-scale access to consumers. The ostrich meat industry was also disadvantaged by the higher prices being paid for live ostriches as breeding stock, as compared to the relatively low price per pound for ostrich meat. When it became clear that no large-scale meat market would develop in the foreseeable future, the prices of ostrich breeding stock fell to meat market prices. The bison industry is likely to face similar difficulties.

THE BISON INDUSTRY IS NOT HIGHLY ORGANIZED

          Accurate data about various facets of the bison industry is very difficult to obtain, and organized or aggregate information for the most part simply does not exist. This lack of industry organization and information prevents many investors from entering the bison industry.

THE LACK OF ORGANIZATION IN THE BISON MEAT MARKET MAY MAKE THE COMPANY'S BISON HARDER TO SELL

          The bison production industry lacks well-defined and established channels of product distribution because it is a new industry. There is no large-scale, organized system for wholesaling or retailing buffalo products.

IF THE CANADIAN DOLLAR STRENGTHENS, R & R RANCHING'S EARNINGS MAY BE REDUCED

          R & R Ranching will be conducting its principal operations in Canada. It will pay most of its operating expenses and receive most of the proceeds from its bison sales in Canadian dollars. If the Canadian dollar strengthens relative to the U.S. dollar, R & R Ranching's earnings may be adversely affected when converted from Canadian dollars into U.S. dollars.

UNLESS A PUBLIC MARKET DEVELOPS FOR OUR SECURITIES, INVESTORS MAY NOT BE ABLE TO SELL THEIR SHARES

          There is no public market for R & R Ranching's securities. R & R Ranching can not guarantee that any public market will develop after the offering. As a result, stockholders may not be able to sell their investment readily, if at all.

          The value of the warrants lies in the possibility that the price of R & R Ranching's common stock may someday exceed the exercise price of the warrants. R & R Ranching can not guarantee that if any market develops for its common stock, the market price will exceed the exercise price of the warrants. If the market price does not exceed $2.50 per share (for the A Warrants) or $5.00 per share (for the B Warrants) during the five-year term of the warrants, they will become worthless.

WILLIAM R. DAVIDSON HAS VOTING CONTROL OF R & R RANCHING

          William R. Davidson can elect all of R & R Ranching's directors, who in turn appoint all executive officers, without regard to the votes of other stockholders. Mr. Davidson has absolute control over the management and affairs of R & R Ranching, even after the completion of its recent offering. Mr. Davidson currently owns approximately 91% of R & R Ranching's outstanding voting securities (not taking into account the exercise of any of the Warrants). See "Security Ownership of Certain Beneficial Owners and Management."

IF R & R RANCHING DOES NOT MAINTAIN A CURRENT PROSPECTUS AND REGISTRATION, WARRANT HOLDERS WILL NOT BE ABLE TO EXERCISE THEIR WARRANTS

          Holders of the warrants will only be able to exercise them if R &
R Ranching maintains a current prospectus in effect and the exercise is qualified or exempt from qualification under applicable securities laws of the warrant holders' states of residence. Although R & R Ranching intends to use reasonable efforts to update its prospectus as necessary to maintain a current prospectus and federal and state registration or qualification for the exercise of the warrants, it can not assure investors that it will be able to do so when the investors wish to exercise the warrants. The value of the warrants will decrease greatly if R & R Ranching does not maintain a current prospectus and registration or qualification.

Item 2.  Description of Property.
--------------------------------

          R & R Ranching does not currently own any property. Its executive office is the office of William R. Davidson, its President, and is provided rent free. The office consists of approximately 1200 square feet located in an office building in Springville, Utah. During the next 12 months, R & R Ranching plans to identify, lease and fence a pasture and feeding facility in Alberta, Canada. Management is seeking a property of approximately 160 acres for this purpose. R & R Ranching has not yet identified a suitable location and there is no guarantee that it will be able to do so or that, if it does, it will be able to obtain a lease on satisfactory terms.

          The management agreement with Blue Sky is renewable for monthly periods beyond the initial 12-month term. If R & R Ranching does not identify a suitable facility of its own during this period, management expects that it will renew its management agreement for successive one-month periods until it is able to move its herd to a new location.

            Blue Sky has subcontracted with Diving Buffalo to provide the services that Blue Sky is required to provide to R & R Ranching under the management agreement. Diving Buffalo is housing R & R Ranching's bison herd at its ranch in Harlowton, Montana. There is no agreement between R & R Ranching and Diving Buffalo in this regard and all obligations of R & R Ranching and Blue Sky under the management agreement remain unchanged.

            Diving Buffalo's property consists of approximately 640 acres and has sufficient working corrals and handling facilities for vaccination and truck loading of bison.

Item 3.  Legal Proceedings.
--------------------------

          R & R Ranching is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against R & R Ranching. No director, executive officer or affiliate of R & R Ranching or owner of record or beneficially of more than five percent of R & R Ranching's common stock is a party adverse to R & R Ranching or has a material interest adverse to R & R Ranching in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or from inception on August 3, 1998.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information.
-------------------

          There has never been any "public market" for shares of common stock of R & R Ranching. R & R Ranching intends to submit for listing on the OTC Bulletin Board of the NASD, once it registers its securities to become subject to the reporting requirements of the 1934 Act. However, it can provide no assurance that it will meet the reporting requirements or that any market for R & R Ranching's common stock will develop or be maintained.

          If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Commission by members of management may have a substantial negative impact on any such public market. William R. Davidson would be able to sell up to 11,000 of his 1,000,000 "unregistered" and "restricted" shares in any three month period, beginning as early as August, 1999. See the Risk Factor "Sale of 'Restricted' Securities."

          R & R Ranching will have to file quarterly and annual reports with the Commission in order to have its securities quoted on the OTC Bulletin Board. These reports must contain financial statements, with year-end financial statements being audited. Management expects that the legal and accounting fees required to prepare and file its periodic reports will total approximately $10,000 per year.

          Each of the Units sold under R & R Ranching's recently completed offering consists of one share of the Company's common stock, one "A" Warrant to purchase an additional share of common stock at a price of $2.50 per share, and one "B" Warrant to purchase an additional share of common stock at a price of $5.00 per share. No warrants have yet been exercised and 100,000 "A" Warrants and 100,000 "B" Warrants are currently outstanding. In addition, R & R Ranching has adopted a 1998 Stock Option Plan and has reserved 1,000,000 shares of common stock under that Plan. The issuance of any of these shares may dilute the holdings of purchasers under R & R Ranching's recent offering.

          The 1,000,000 "unregistered" and "restricted" post-split shares of common stock beneficially owned by William R. Davidson are the only "unregistered" and "restricted" securities that R & R Ranching has issued since its inception. Future sales of any of these shares, or any shares issued under the 1998 Stock Option Plan or otherwise may decrease the value of R & R Ranching's common stock in any "public market" that may develop for the common stock. See "Security Ownership of Certain Beneficial Owners and Management."

Holders.
--------

          As of October 31, 1999, William R. Davidson was the only record holder of R & R Ranching's common stock. As a result of the recent offering, which was completed on February 11, 2000, R & R Ranching now has 20 record stockholders.

Dividends.
----------

          R & R Ranching has not declared any cash dividends with respect to its common stock or its preferred stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, R & R Ranching's ability to pay dividends on its securities.

Sales of Unregistered Securities During the Past Five Years.
-----------------------------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that R & R Ranching has sold since inception, and which were not registered under the 1933 Act:

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares*   Consideration
-------------                 --------          ------      -------------

William R. Davidson      8/10/98           1,000,000   $25,000
                                        Common

          * This figure takes into account the two-for-one forward split of R & R Ranching's issued and outstanding common stock on March 3, 1999.

          Management believes that Mr. Davidson is an "accredited investor" as that term is defined under applicable federal and state securities laws, rules and regulations, because he is a director and executive officer of R & R
Ranching. Management also believes that the offer and sale of these shares of common stock were exempt from the registration requirements of Section 5 of the Act pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations covering the offer and sale of securities by available state exemptions from such registration.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

          R & R Ranching's plan of operation for the next 12 months is to begin its bison operation under the management agreement with Blue Sky. The
Purchase Agreement provides for each of the purchased cows to have been bred with a bull, but does not guarantee pregnancy. As of the date of this Report, all of R & R Ranching's 20 cows have delivered calves.

          As of the date of this Report, there is a market for R & R
Ranching's calves. Management expects to be able to sell all of its calves during the second quarter of its fiscal year ending October 31, 2000, although there can be no assurance that this will be the case.

          Because all of R & R Ranching's cows are young (about three to five years old), management hopes that it will not have to use many of its heifer calves to replace cows. This would allow R & R Ranching to sell almost all of its heifer calves while its cows are in their breeding prime. However, many factors, including illness and death of its existing cows, could force R & R
Ranching to keep some of its annual heifer calf crop; this would have a negative effect on revenues because the replacement heifers would not be made available for sale.

          Most bison operations breed bulls at the rate of about one bull to 10 cows. Because the cows that it received under the Purchase Agreement were already pregnant, breeding bulls were not used until the 1999 fall breeding season. The management agreement provides for Blue Sky to supply bulls for breeding, so R & R Ranching will not require breeding bulls of its own until it moves its operations to its own location as discussed below. Once this occurs, R & R Ranching will keep about one bull for every 10 cows, to be bred for two years. R & R Ranching will have to keep replacement bulls from its own herd (or purchase them, on a regular basis) in order to ensure genetic diversity and avoid inbreeding.

            Bison ranchers commonly keep bulls and cows together and let nature dictate the breeding season. Most breeding occurs in July and August, with a 275 day gestation period. R & R Ranching will breed its 20 cows during each cow's normal cycle during the months of July and August.

            Calves born in the spring of 1999 were weaned during the months of December, 1999, and January, 2000. R & R Ranching tagged (for identification purposes) and vaccinated its calves during the weaning period.

          R & R Ranching will pay Blue Sky $500 (Canadian) (approximately
$US 335) per month under the management agreement, and will pay to Blue Sky one-fourth (1/4) of the proceeds from the sales of its bulls and heifers during 1999. In exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows). With additional feed expenses and reimbursement of out-of-pocket expenses of its directors and officers, R & R Ranching expects annual costs of operation in 1999 to equal approximately $5,500. This figure does not include the initial $84,000 purchase price for R & R Ranching's herd.

          Management estimates that it will cost approximately $500 to raise a calf to the point where it is weaned and ready for sale. This figure includes the payment of one-fourth of sales proceeds to Blue Sky as discussed above. The price range for weaned heifer calves is about $2,000 to $3,000;
for weaned bulls it is $1,000 to $1,500. Therefore, R & R Ranching expects to make a profit of $1,500 to $2,500 per heifer calf and $500 to $1,000 per bull calf. These figures depend on many factors, including for example:

               a calf crop of 90%;

               lack of factors that would complicate pregnancy and birth
               (e.g., unusually harsh weather, brucellosis and other diseases, inferior genetic stock); and

               stability of feed and bison prices.

          If any one of these factors changes, R & R Ranching's profitability could decrease significantly.

          R & R Ranching has allocated approximately $9,800 of the net proceeds of its offering to the leasing and fencing of a suitable bison property for R & R Ranching's own use. See "Public Offering."

          During the next 12 months, management plans to begin searching for a suitable 1/4 section (160 acres) property to lease for its operations.
Management intends to limit its search to the Province of Alberta, Canada, and will try to locate a full section (640 acres), with W. Malcolm C. Davidson, William R. Davidson's father, to lease three quarters and R & R Ranching to lease one quarter.

          If R & R Ranching is successful in its property search, it will have to transport the herd to the new facility, hire herd management personnel and begin paying directly for all costs that are currently covered by the management agreement. R & R Ranching would also be responsible for the purchase or lease of its own handling facilities (pens and chutes for restraining animals during breeding, veterinary treatment and transportation).
Management believes that by locating R & R Ranching's herd next to W. Malcolm
C. Davidson's herd, both parties will be able to share handling facilities and reduce expenses. However, there is no formal agreement between the parties in this regard and it is possible that R & R Ranching may have to purchase handling facilities of its own. These facilities typically cost from $2,000 to $2,500. R & R Ranching has not allocated any of the proceeds from its offering to the acquisition of handling facilities. R & R Ranching will have to obtain them with operating revenues or through additional debt or equity funding if handling facilities become necessary in the next 12 months. R & R
Ranching can provide no assurance that it will have enough money to acquire these facilities.

          Management expects that it will hire one person to operate its ranch once it has located a suitable property. The standard rate for ranch workers in Alberta is approximately $10 to $12 (Canadian) (approximately US$
6.70 to US$ 8.04) per hour. R & R Ranching believes that the labor pool in Alberta is large enough that it will not have difficulty finding a suitable worker.

            During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated bison sales. However, management expects that the net proceeds from its offering will be necessary in order to lease and fence its ranch and repay the Libco Equities loan.

Results of Operations.
----------------------

          There were no revenues for the year ended October 31, 1999, and expenses were $6,541; and losses were ($12,083). These losses were primarily the result of general and administrative expenses.

Liquidity.
----------

          The Company had cash of $4,010 at October 31, 1999.

Item 7.  Financial Statements.
-----------------------------

For the periods from Inception on August 3, 1998, through October 31, 1999 and
1998.

     Independent Auditors' Report

     Balance Sheet for the year ended October 31, 1999

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements


                             R & R RANCHING, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             OCTOBER 31, 1999




                      PRITCHETT, SILER & HARDY, P.C.
                       CERTIFIED PUBLIC ACCOUNTANTS


                             R & R RANCHING, INC.
                        [A Development Stage Company]


                               CONTENTS

                                                               PAGE

           Independent Auditors' Report                           1


           Balance Sheet, October 31, 1999                        2


           Statements of Operations, for the year ended
             October 31, 1999 and from inception on
             August 3, 1998 through October 31, 1998
             and 1999                                             3


        Statements of Stockholders' Equity, from inception
             on August 3, 1998 through October 31, 1999           4


        Statements of Cash Flows, for the year ended
             October 31, 1999 and from inception on
             August 3, 1998 through October 31, 1998
             and 1999                                          5 - 6


           Notes to Financial Statements                       7 - 11




                         INDEPENDENT AUDITORS' REPORT



Board of Directors
R & R RANCHING, INC.
Springville, Utah

We have audited the Balance Sheet of R & R Ranching, Inc. [a development stage company] as of October 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and for the periods from inception on August 3, 1998 through October 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R & R Ranching, Inc. [a development stage company] as of October 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the periods from inception through October 31, 1998 and 1999, in conformity with generally accepted accounting principles.

The financial statements referred to above have been prepared assuming R & R
Ranching, Inc. [a development stage company] will continue as a going concern. As discussed in Note 5 to the financial statements, R & R Ranching, Inc. is newly formed, has not yet established profitable operations and has current liabilities in excess of current assets, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Pritchett, Siler & Hardy, P.C.
----------------------
Pritchett, Siler & Hardy, P.C.
December 6, 1999
Salt Lake City, Utah



                             R & R RANCHING, INC.
                        [A Development Stage Company]

                              BALANCE SHEET



                                  ASSETS


                                                                  October 31,
                                                                     1999
                                                                 ___________
CURRENT ASSETS:
  Cash in bank                                                        $4,010
                                                                      ______
        Total Current Assets                                           4,010

PROPERTY   BISON, net                                                 85,675

DEFERRED STOCK OFFERING COSTS                                         12,330
                                                                 ___________
                                                                  $  102,015
                                                                 ___________

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $   11,707
  Accounts payable   related party                                     2,851
  Interest payable   related party                                     5,542
  Notes payable   related party                                       70,000
                                                                  ___________

        Total Current Liabilities                                     90,100


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                                        -

  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding                                                         1,000

  Capital in excess of par value                                      24,000
  Deficit accumulated during the
    development stage                                                (13,085)
                                                                  ___________
        Total Stockholders' Equity                                    11,915
                                                                  ___________
                                                                  $  102,015
                                                                  ___________

The accompanying notes are an integral part of this financial statement.


                             R & R RANCHING, INC.
                         [A Development Stage Company]


                         STATEMENTS OF OPERATIONS



                                                               From Inception
                                                                 on August 3,
                                     For the                    1998 Through
                                    Year Ended                   October 31,
                                    October 31,

                                  1999               1998              1999

REVENUE                          $   -               $  -              $    -

EXPENSES:

  Bison Operating Expenses          1,675               -               1,675

  General and Administrative        4,866             1,002             5,868



      Total Expenses                6,541             1,002             7,543

LOSS BEFORE OTHER EXPENSE          (6,541)           (1,002)           (7,543)

OTHER (EXPENSE):
  Interest Expense                 (5,542)               -             (5,542)

LOSS BEFORE INCOME TAXES          (12,083)           (1,002)          (13,085)

CURRENT TAX EXPENSE                    -                 -                 -

DEFERRED TAX EXPENSE                   -                 -                 -

NET LOSS                        $ (12,083)      $    (1,002)     $    (13,085)

LOSS PER COMMON SHARE           $    (.01)      $      (.00)     $       (.01)



                             R & R RANCHING, INC.
                         [A Development Stage Company]

                      STATEMENT OF STOCKHOLDERS' EQUITY

                       FROM INCEPTION ON AUGUST 3, 1998

                            THROUGH OCTOBER 31, 1999



                                                                     Deficit
                                                                  Accumulated
                  Preferred Stock    Common Stock    Capital in    During the
                                                     Excess of    Development
                  Shares     Amount  Shares   Amount   Par Value     Stage


BALANCE,
 August 3, 1998          -   $    -         -  $     -  $    -      $      -

Issuance of
 1,000,000 shares
 of common stock
 at $.025 per share      -        -   1,000,000    1,000   24,000          -

Net loss for the
 period ended
 October 31, 1998        -        -          -        -       -       (1,002)

BALANCE,
  October 31, 1998       -        -   1,000,000     1,000   24,000    (1,002)

Net loss for the
 period ended
 October 31, 1999        -        -          -         -         -   (12,083)

BALANCE,
  October 31, 1999       -    $   -    1,000,000   $ 1,000 $24,000  $(13,085)



The accompanying notes are an integral part of this financial statement.

                             R & R RANCHING, INC.
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                From Inception
                                                                 on August 3,
                                           For the               1998 Through
                                         Year Ended                October 31,
                                         October 31,
                                             1999           1998          1999


Cash Flows Provided by
 Operating Activities:

 Net loss                             $   (12,083)      $  (1,002)   $(13,085)

 Adjustments to reconcile
  net loss to net cash used
  in operating activities:

   Write-off of organization costs            475              -          475

   Depreciation and amortization               -               25          25

   Changes in assets and liabilities:
     (Increase) in bison calves            (1,675)              -      (1,675)

     Increase in accounts payable          10,752             955      11,707

     Increase in accounts payable
      - related party                       2,351               -       2,351

     Increase in interest payable
      - related party                       5,542               -       5,542

      Net Cash (Used) by
       Operating Activities                 5,362             (22)      5,340

Cash Flows Provided by
 Investing Activities:

 Payment of organization costs                 -                -           -

 Purchase of bison                        (84,000)              -     (84,000)

   Net Cash (Used) in
   Investing Activities                   (84,000)              -     (84,000)

Cash Flows Provided by
 Financing Activities:

 Proceeds from issuance of note payable
  related Party                            70,000               -      70,000

 Proceeds from common stock issuance        4,196           20,804     25,000

 Payment of stock offering costs          (12,330)              -     (12,330)

     Net Cash Provided by
      Financing Activities                 61,866           20,804     82,670

Net Increase (Decrease) in Cash           (16,772)          20,782      4,010

Cash at Beginning of Period                20,782               -          -

Cash at End of Period                  $    4,010       $   20,782  $   4,010


                             [Continued]

                             R & R RANCHING, INC.
                        [A Development Stage Company]

                            STATEMENT OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents

                               [Continued]



                                                                     From
                                                                   Inception
                                                                 on August 3,
                                      For the                     1998 Through
                                    Year Ended                     October 31,
                                    October 31,
                                       1999               1998          1999

Supplemental Disclosures of
  Cash Flow Information:

  Cash paid during the period for:
    Interest                          $     -             $    -     $     -

    Income taxes                      $     -             $    -     $     -

Supplemental Schedule of
 Noncash Investing and
 Financing Activities:

  For the period ended October 31, 1999:

     The Company expensed its remaining organization costs of $475, in accordance with Statement of Position 98-5

     Depreciation of $5,600 on bison heifers was capitalized as basis in bison calves.

  For the period ended October 31, 1998:

     A shareholder of the Company advanced $500 in payment of organizational costs.




The accompanying notes are an integral part of these financial statements.

                             R & R RANCHING, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization   R & R Ranching, Inc. (the Company) was organized under the laws of the State of Nevada on August 3, 1998. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company is engaged in the business of breeding and raising bison. The Company at the present time, has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Property - Bison   Inventory consists of bison which are being held for
breeding purposes. The bison are recorded at the lower of cost or market value [See Note 2].

     Organization Costs   Organization costs of $500, which reflect amounts
expended to organize the Company, were expensed during 1999 in accordance with Statement of Position 98-5.

     Loss Per Share   The Company accounts for loss per share in accordance
with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". This statement requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive [See Note 6].

     Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes [See Note 7].

Recently Enacted Accounting Standards   Statement of Financial Accounting
Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities " and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Cash and Cash Equivalents   For purposes of the statement of cash flows, the
Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Accounting Estimates   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                             R & R RANCHING, INC.
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 2   BISON

  Bison that are purchased for breeding are recorded at cost and depreciated over their useful lives (15 years), using the straight-line method. If a bison dies or is sold the full remaining amount is expensed.

  Bison that are internally developed are recorded by capitalizing one year's depreciation of the mother and all direct development costs until the bison have reached maturity and have been selected for breeding or other productive purposes. At the point of maturity, the bison are depreciated over their estimated useful lives of 15 years. If the bison are sold, the costs are
charged to costs of goods sold.    During the nine months ended July 1999,
operating costs related to the bison calves in the amount of $1,675 and $5,600 in depreciation was capitalized.

  The following is a summary of bison as of July 31, 1999:

                                                     Accumulated
                              Amount     Cost        Depreciation        Net

             Breeding Stock     20       $  84,000   $    (5,600)     $76,600

             Calves             20           7,275            -         7,275

                 Total Bison    40       $  91,275   $    (5,600)     $85,675

NOTE 3   RELATED PARTY TRANSACTIONS

  Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison for a period of one year commencing January 1, 1999. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US. The agreement has been amended such that Blue Sky can received some of the calves in lieu of the monthly management fee, the number of calves is to be determined by the Company's management. Blue Sky's president, director and controlling shareholder is the father of the Company's President and controlling shareholder. The Company paid $1,000 and recorded a related party accounts payable in the amount of $2,351 for services rendered during the year ended October 31, 1999.

  Convertible Notes Payable   During January, 1999, the Company borrowed
$70,000 from Libco Equities, Inc., a corporation organized under the laws of the Province of Alberta, Canada ("Libco"). The loan is due on demand and provides for interest at 10% per annum. The President and sole shareholder of the Company is also the President, director and controlling shareholder of Libco. Accrued interest amounted to $5,542 at October 31, 1999. The note payable and related accrued interest is convertible into common shares of the Company at the lesser of $1.00 per share or the average market price of the Company's stock for the 30 days immediately proceeding the date the holder exercises the conversion right.

                             R & R RANCHING, INC.
                         [A Development Stage Company]

                           NOTES TO FINANCIAL STATEMENTS


NOTE 3   RELATED PARTY TRANSACTIONS  [CONTINUE]

  Management Compensation - The Company has not paid any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

  Accounts Payable   During the period ending October 31, 1998, an officer of
the Company paid organization costs in the amount of $500 on behalf of the Company. The Company recorded a related party accounts payable in the amount of $500.

NOTE 4 - CAPITAL STOCK

  Preferred Stock   The Company has authorized 10,000,000 shares of preferred
stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at October 31, 1999.

  Common Stock   During the period ended October 31, 1998, the Company issued
1,000,000 shares of its previously authorized, but unissued common stock for cash of $20,804 and a stock subscription receivable of $4,196. The stock subscription receivable was paid in full during November, 1998. The Company is proposing to issue up to 100,000 additional shares of common stock and related warrants in a public offering [See Note 8].

  Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. As of October 31, 1999, no awards have been granted under the plan.

  Common Stock Split   During March, 1999 the Company effected a forward split
of its issued and outstanding common stock on the basis of two shares issued for each one share previously issued. There were 500,000 shares of common stock issued and outstanding immediately prior to the split and 1,000,000 shares of common stock issued and outstanding immediately after the split. There was no change in the number of authorized common shares or the par value of common shares. The financial statements for all periods presented have been restated to reflect the stock split.

                             R & R RANCHING, INC.
                        [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5   GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has not yet been successful in establishing profitable operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through sales of its common stock, which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6   LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares for the periods ended

                                                               From Inception
                                                                 on August 3,
                                        For the                 1998 Through
                                       Year Ended                October 31,
                                       October 31,
                                          1999             1998          1999

(Loss) from continuing operations
applicable to common stock (numerator) $   (12,083)   $   (1,002)   $ (13,085)

Weighted average number of
common shares outstanding
used in (loss) per share during
the period (denominator)                 1,000,000     1,000,000    1,000,000

NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At October 31, 1999, the Company has available unused operating loss carryforwards of approximately $13,000, which may be applied against future taxable income and which expire in various years through 2019.

                             R & R RANCHING, INC.
                        [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7   INCOME TAXES [CONTINUE]

   The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $4,420 as of October 31, 1999, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,080 during the year ended October 31, 1999.

NOTE 8   SUBSEQUENT EVENTS

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

          No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed from inception on August 3, 1998, through October 31, 1999.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of R & R Ranching. These persons will serve until the next annual meeting of the stockholders (held on the third Wednesday of August of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                            Date of       Date of
                       Positions          Election or   Termination
Name                     Held             Designation   or Resignation
----                     ----             -----------   --------------

William R. Davidson       President          8/98          *
                          Director           8/98          *

Allyson R.N. Davidson     Secretary/         8/98          *
                          Treasurer          8/98          *


          * These persons presently serve in the capacities indicated.

Term of Office.
---------------

          The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in September of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.


Business Experience.
--------------------

          William R. Davidson, Director and President. Mr. Davidson, age 26, is a 1998 graduate of Brigham Young University, where he received a degree in accounting. He owned and operated his own commercial cattle operation from 1992 to 1995. Mr. Davidson was an Office Trainer at the Senior Missionary Training Center at BYU, from April, 1995, through August, 1997. For the eight months ending April, 1998, Mr. Davidson was employed in the Controller's Division of the Finance/Records Department of the LDS Church. Since April, 1998, he has been the President of Libco, a closely-held consulting firm. Mr. Davidson is a member of the Institute of Management Accountants.

          Allyson R. N. Davidson, Secretary/Treasurer. Ms. Davidson is 25 years of age. From 1992 to 1994, Ms. Davidson was a student body officer at BYU, where she was an undergraduate student. From May, 1995, to December, 1996, Ms. Davidson studied Hungarian language and worked in Budapest, Hungary. She has also taught Hungarian language and culture to students at BYU. Ms. Davidson has been an executive officer of Libco since July, 1998, and is currently a student at BYU's J. Reuben Clark Law School.

Significant Employees
---------------------

          R & R Ranching has no employees who are not executive officers but who are expected to make a significant contribution to its business.

Family Relationships.
---------------------

          William R. Davidson and Allyson R. N. Davidson are husband and wife.
W. Malcolm C. Davidson, Blue Sky's President, director and controlling stockholder, is William R. Davidson's father and Allyson R. N. Davidson's father-in-law.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of R & R Ranching:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10% stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.
-------------------------------

Cash Compensation.
------------------

          The following table sets forth the aggregate executive compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
William R.    10/31/99   0     0     0         0      0      0       0
Davidson      10/31/98   0     0     0         0      0      0       0
President
Director

Allyson R.N.  10/31/99   0     0     0         0       0      0       0
Davidson      10/31/98   0     0     0         0       0      0       0
Secretary/
Treasurer

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended October 31, 1999, or 1998, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors.
--------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

          There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

          There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than 5% of the Company's common stock as of the date of filing of this Report:

                                        Number and Percentage
                                   of Shares Beneficially Owned(1)
                                   ----------------------------

Name and Address
----------------

William R. Davidson                   1,006,000(2) - 91.5%
1310 East 1600 South
Mapleton, Utah  84664


     (1) This figure takes into account the forward split of R & R Ranching's outstanding shares in the ratio of two for one, which became effective as of March 3, 1999.

      (2) A total of 6,000 of these shares are held of record by LIBCo Equities, Inc., which may be deemed to be controlled by Mr. Davidson.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date of filing of this Report:

                                       Number and Percentage
                                   of Shares Beneficially Owned(1)
                                   ----------------------------
Name and Address
----------------

William R. Davidson                       1,006,000(2) - 91.5%
1310 East 1600 South
Mapleton, Utah  84664

Allyson R. N. Davidson (3)                        -0-
1310 East 1600 South
Mapleton, Utah 84664
                                                --------
All directors and executive
officers as a group
(2 persons)                               1,006,000 - 100%


     (1) This figure takes into account the forward split of R & R Ranching's outstanding shares in the ratio of two for one, which became effective as of March 3, 1999.

      (2) A total of 6,000 of these shares are held of record by LIBCo Equities, Inc., which may be deemed to be controlled by Mr. Davidson.

     (3) Ms. Davidson may also be considered to beneficially own Mr. Davidson's shares due to their marital relationship.

Changes in Control.
-------------------

          To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

          On December 1, 1998, R & R Ranching and Blue Sky entered into the management agreement, which provides for Blue Sky to manage R & R Ranching's herd of bison for a period of one year, beginning January 1, 1999. Blue Sky's management services will include:

               providing grazing lands;

               winter feed, hay, straw, grains, minerals and water;

               veterinary care;

               handling facilities and labor;

               identification tagging and records management;

               providing herd bulls for breeding;

               marketing R & R Ranching's yearly calf crop; and

               assisting with the marketing, selling and transportation of R & R Ranching's breeding stock.

          The management agreement provides for a monthly payment of $500 (Canadian) for Blue Sky's management services. At the current exchange rate of approximately US$ 0.67 per Canadian dollar, the monthly and annual management fees are approximately US$ 335 and US$ 4,020, respectively. If the management agreement is terminated early, R & R Ranching will be liable for boarding fees for the remainder of the term at the rate of $1,200 (Canadian) (approximately US$ 804) per bison per year. For a more complete description of the management agreement, see "Description of Business."

          W. Malcolm C. Davidson, Blue Sky's President, director and controlling stockholder, is the father of William R. Davidson, R & R Ranching's President, and is the father-in-law of Allyson R. N. Davidson, its Secretary/Treasurer. W. Malcolm C. Davidson has significant experience in the bison industry and will be available for informal consultation with R & R Ranching as needed. Mr. Davidson will not charge R & R Ranching for consultation that is outside the scope of the management agreement.

          William R. Davidson is the President, a director and the sole stockholder of Libco; Allyson R. N. Davidson, R & R Ranching's
Secretary/Treasurer, is also an executive officer of Libco. W. Malcolm C. Davidson is a director of Libco. Approximately $73,169.44 (67%) of the net proceeds of its offering will be used to pay the Libco loan.

          R & R Ranching has no parents, except to the extent that William
R. Davidson may be deemed to be its parent due to his ownership of 100% of the outstanding shares of common stock. Mr. Davidson paid $25,000 to R & R Ranching for 1,000,000 post-split shares of R & R Ranching at inception. R & R Ranching used approximately $14,000 of these proceeds as part of the $84,000 purchase price of its bison herd.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K.
--------------------

None.
                                                   Exhibit
Exhibits*                                          Number
-------                                    ------

          (i)

Financial Data Schedule.                             27

          (ii)                                 Where Incorporated
                                                 In This Report**
                                               ------------------

Registration Statement on Form SB-2,              Part I, Item 1
as amended.

          * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

          ** These documents and related exhibits have previously been filed with the Securities and Exchange
          Commission and are incorporated herein by this reference.


                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              R & R RANCHING, INC.


Date: 2/14/00                 By /s/ William R. Davidson
     ---------                   ----------------------------------
                               William R. Davidson, President and Director


Date: 2/15/00                 By /s/ Allyson R. N. Davidson
     ---------                   ----------------------------------
                                Allyson R. N. Davidson, Secretary/Treasurer
                            and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             R & R RANCHING, INC.


Date: 2/14/00                 By /s/ William R. Davidson
     ----------                  ------------------------------------
                                William R. Davidson, President and Director


Date: 2/15/00                 By /s/ Allyson R. N. Davidson
     ----------                  ------------------------------------
                                Allyson R. N. Davidson, Secretary/Treasurer
                            and Director