Form 10QSB
period 2000-01-31
R & R RANCHING INC
filed 2000-03-20
CIK 1081206

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2000

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

(1)  Yes  X     No                 (2)  Yes X    No
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

                              January 31, 2000

                                 1,006,000
                                 ---------


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

                          R & R RANCHING, INC.
                    [A Development Stage Company]

                           BALANCE SHEET


                              ASSETS

                                                             January 31,
                                                               2000
                                                                      ----
CURRENT ASSETS:
  Cash in bank                                          $             7,296
                                                                ___________
        Total Current Assets                                          7,296

PROPERTY BISON, net                                                  86,177

DEFERRED STOCK OFFERING COSTS                                        12,330
                                                                ___________
                                                        $           105,803
                                                                ___________

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $            10,777
  Accounts payable - related party                                    3,625
  Interest payable - related party                                    7,730
  Notes payable - related party                                      70,000
                                                                ___________
        Total Current Liabilities                                    92,132
                                                                ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value
   10,000,000 shares authorized,
   no shares issued and outstanding                                       -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,006,000 shares issued and
   outstanding                                                        1,006
  Capital in excess of par value                                     31,494
  Deficit accumulated during the
    development stage                                              (18,829)
                                                                ___________
        Total Stockholders' Equity                                   13,671
                                                                ___________
                                                        $           105,803
                                                               ___________


The accompanying notes are an integral part of this unaudited financial statement.




                       R & R RANCHING, INC.
                   [A Development Stage Company]


                     STATEMENTS OF OPERATIONS


                                   For the Three
                                  Months Ended      From Inception
                                    January 31,       on August 3,
                                    -----------            1998 Through
                                2000       1999     January 31, 2000


REVENUE                  $                 - $           -  $             -
                                  __________ __________ ______________

EXPENSES:

  Bison Operating  Expenses              272        335          1,947
  General & Administrative             3,284         45          9,152
                                  __________ __________ ______________
LOSS BEFORE OTHER EXPENSE:             3,556        380         11,099

OTHER EXPENSE:
  Interest Expense                     2,188        250          7,730
                                  __________ __________ ______________

LOSS BEFORE INCOME TAXES             (5,744)      (630)       (18,829)

CURRENT TAX EXPENSE                        -          -              -

DEFERRED TAX EXPENSE                       -          -              -
                                  __________ __________ ______________

NET LOSS                 $             (5,744)  $      (630)     $
(18,829)
                                 ______________________    ________________

LOSS PER COMMON SHARE    $              (.01)   $                  (.00)   $
         (.02)


The accompanying notes are an integral part of these unaudited financial statements.

                             R & R RANCHING, INC.
                       [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                       FROM INCEPTION ON AUGUST 3, 1998

                          THROUGH JANUARY 31, 2000


                                                                Deficit
                                                               Accumulated
                       Preferred Stock    Common Stock   Capital in   During
the
                                                          Excess of
Development
                     Shares  Amount     Shares  Amount  Par Value     Stage
                         __________       _________    ___________
__________      _________    ___________


BALANCE, August 3, 1998           -          $-     -            $    -
    $     -             $     -

Issuance of 1,000,000 shares
  of common stock at $.025
  per share                  -       - 1,000,000   1,000    24,000      -

Net loss for the period
  ended October 31, 1998     -       -     -         -       -       (1,002)
                         __________       _________    ___________
__________      _________    ___________
BALANCE, October 31, 1998    -       - 1,000,000   1,000    24,000   (1,002)

Net loss for the period
  ended October 31, 1999     -       -     -         -       -      (12,083)
                         __________       _________    ___________
__________      _________    ___________
BALANCE, October 31, 1999    -       - 1,000,000   1,000    24,000  (13,085)

Issuance of 6,000 shares of
  common stock at $1.25
  per share                  -       -     6,000       6     7,494      -

Net loss for the period ended
  January 31, 2000           -       -     -         -       -       (5,744)
                         __________       _________    ___________
__________      _________    ___________

BALANCE, January 31, 2000    -    $  - 1,006,000 $ 1,006   $31,494 $(18,829)


The accompanying notes are an integral part of this unaudited financial statement.

                          R & R RANCHING, INC.
                    [A Development Stage Company]

                       STATEMENTS OF CASH FLOWS

       Increase (Decrease) in Cash and Cash Equivalents

                                             For the Three
                                          Months Ended   From Inception
                                            January 31,    on August 3,
                                      _______________________    1998 Through
                                        2000       1999  January 31, 2000
                                         __________              __________
      ______________



Cash Flows from Operating Activities:
 Net loss                               $      (5,744)           $
(630)     $           (18,829)
 Adjustments to reconcile net loss to
    net cash
   used in operating activities:
   Write-off of organization costs            -           -              475
   Depreciation and amortization                          25              25
   Changes in assets and liabilities:
     (Increase) in bison calves             (502)    (84,000)         (2,177)
     Increase in accounts payable           (930)      -              10,777
     Increase in accounts payable -
      related party                           774         336           3,125
     Increase in interest payable -
      related party                         2,188         250           7,730
                                         __________              __________
      ______________
      Net Cash (Used) by Operating
        Activities                         (4,214)    (84,019)          1,126
                                         __________              __________
      ______________
Cash Flows from Investing Activities:
 Payment of organization costs                -           -           84,000
                                         __________              __________
      ______________
      Net Cash (Used) in Investing
        Activities                             -           -         (84,000)
                                         __________              __________
      ______________
Cash Flows from Financing Activities:
 Proceeds from issuance of note payable
  - related party                              -       70,000         70,000
 Proceeds from common stock issuance       7,500        4,196         32,500
 Payment of stock offering costs               -           -         (12,330)
                                         __________              __________
      ______________
      Net Cash Provided by Financing
        Activities                          7,500      74,196         90,170
                                         __________              __________
      ______________
Net Increase in Cash and Cash Equivalents   3,286      (9,823)         7,296

Cash at Beginning of Period                 4,010      20,782            -
                                         __________              __________
      ______________
Cash at End of Period             $  7,296     $10,959      $   7,296
                                         __________              __________
      ______________

Supplemental Disclosures of Cash
Flow information:
 Cash paid during the period for:
   Interest                             $      -  $     -      $      -
   Income taxes                         $      -  $     -      $      -

Supplemental schedule of Noncash Investing and Financing Activities:
 For the period ended January 31, 2000:
   Costs of $502 and depreciation of $1,400 have been capitalized as Property
Bison.

</TABLE?

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

Recently Enacted Accounting Standards - Statement of Financial Accounting
Standards
(SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement
Benefits@", SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities@", SFAS No. 134, "Accounting for Mortgage-Backed Securities..." and
SFAS No.
135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                   NOTES TO FINANCIAL STATEMENTS
NOTE 2 - BISON

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

  During the three months ended January 2000, operating costs related to the bison calves in the amount of $505 and $1,400 in depreciation was capitalized.

  The following is a summary of bison as of January 31, 2000:

                                                        Accumulated
                  Amount        Cost       Additions    Depreciation     Net
                  ------        ----       ---------    ------------     ---

Breeding Stock        20       $ 84,000        -          $  (7,000) $ 77,000

Calves                20          7,275       1,903           -         9,178
                                  -----       -----         ----        -----

    Total Bison       40       $ 91,275       1,903       $  (7,000) $ 86,178


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

Convertible Notes Payable - During January, 1999, the Company borrowed $70,000 from
Libco Equities, Inc., a corporation organized under the laws of the Province of
Alberta, Canada ("Libco"). The loan is due on demand and provides for interest at
10% per annum. The President and sole shareholder of the Company is also the President, director and controlling shareholder of Libco. Accrued interest amounted to $7,730 at January 31, 2000. The note payable and related accrued interest is convertible into common shares of the Company at the lesser of $1.00 per share or the average market price of the Company's stock for the 30 days immediately proceeding the date the holder exercises the conversion right.


                             R & R RANCHING, INC.
                        [A Development Stage Company]

                      NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS  [CONTINUE]

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

  Stock Option Plan - On August 10, 1998, the Board of Directors of the
Company
  adopted and the stockholders at that time approved, the 1998 Stock Option
  Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. As of January 31, 2000, no awards have been granted under the plan.

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

  Public Offering of Stock - As of January 31, 2000, the Company has issued
  6,000 shares of its 100,000 shares of common stock it had proposed to make public; this is 6% of the total proposed. The offering still remains open.


                      R & R RANCHING, INC.
                   [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

                                      NOTE 4 - CAPITAL STOCK [Continued]

Public Offering of Common Stock - The Company has made a public offering of
100,000
units consisting of a total of 100,000 shares of common stock, 100,000 A warrants
and 100,000 B warrants.  Each A warrant allows the holder to purchase one share of
common stock at a price of $2.50. Each B warrant allows the holder to purchase one
share of common stock at a price of $5.00.  The warrants are subject to adjustment
in certain events and are exercisable for a period of five years from the date of
the offering. The Company may call the warrants at their exercise price on 30 days
notice at any time after issuance and prior to the expiration date of the warrants.
The warrants may only be exercised or redeemed if a current prospectus is in effect.
The Company has filed a registration statement with the United States
Securities and
Exchange Commission on Form SB-2 under the Securities Act of 1933.  An offering
price of $1.25 per unit has arbitrarily been determined by the Company.  The offering will be managed by the Company without any underwriter.  The units will be
offered and sold by the directors and officers of the Company, who will receive no
sales commissions or other compensation in connection with the offering, except for
reimbursement of expenses actually incurred on behalf of the Company in connection
with the offering.  The Company estimates it will incur stock offering costs of
approximately $15,000, but any such costs will be deferred and netted against the
proceeds of the proposed public stock offering.

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

                                           For the Three
                                          Months Ended   From Inception
                                            January 31,    on August 3,
                                      _______________________    1998 Through
                                        2000       1999  January 31, 2000
                                         __________              __________
      ______________

(Loss) from continuing operations
applicable to common stock (numerator)  $   (5,744) $    (630)  $     (18,829)
                                         __________              __________
      ______________
Weighted average number of
common shares outstanding
used in (loss) per share during
the period (denominator)                 1,000,696  1,000,000         729,154

NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB
  109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences
  between book and tax accounting methods and any available operating loss or tax credit carryforwards. At January 31, 2000, the Company has available unused operating loss carryforwards of approximately $18,829, which may be applied against future taxable income and which expire in various years through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding
  the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,402 as of January 31, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,982 during the year ended January 31, 2000.


Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         R & R Ranching's plan of operation for the next 12 months is to continue operating under its management agreement with Blue Sky Bison. Each of the 20 cows purchased in 1999 have been retained and bred and should deliver a calf during the
2000 calving season.  It appears that all 20 cows have been bred; however, R &
R
Ranching will not be able to know precisely the number of cows that will calve until after the 2000 season.

         R & R Ranching's 1999 calf crop is in the process of being exchanged for mature bred cows as of the date of this filing. The details of the transaction will not be complete until the end of March, 2000, but will be disclosed in R & R
Ranching's next Quarterly Report on Form 10-QSB.

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

          Most bison operations breed bulls at the rate of about one bull to
10
cows.  Because the cows that it received under the Purchase Agreement were already
pregnant, breeding bulls will not be used until the 1999 fall breeding season.
The
management agreement provides for Blue Sky to supply bulls for breeding, so R
& R
Ranching will not require breeding bulls of its own until it moves its operations
to its own location as discussed below.  Once this occurs, R & R Ranching will keep
about one bull for every 10 cows, to be bred for two years.  R & R Ranching will
have to keep replacement bulls from its own herd (or purchase them, on a regular
basis) in order to ensure genetic diversity and avoid inbreeding.

            Bison ranchers commonly keep bulls and cows together and let nature
dictate the breeding season.  Most breeding occurs in July and August, with a
275
day gestation period.  R & R Ranching will breed its 20 cows during each cow's normal cycle during the months of July and August.

          R & R Ranching will pay Blue Sky $500 (Canadian) (approximately $US
335)
per month under the management agreement, and will pay to Blue Sky one-fourth
(1/4)
of the proceeds from the sales of its bulls and heifers during 1999.  In exchange,
Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding
bulls (at the rate of one bull per 20 cows).  With additional feed expenses
and
reimbursement of out-of-pocket expenses of its directors and officers, R & R
Ranching expects annual costs of operation in 2000 to equal approximately
$6,500.

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

            During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated bison sales. However, management expects that the net proceeds from its offering will be necessary in order to lease and fence its ranch and repay the Libco Equities loan. See the caption "Other
Information," below.

Results of Operations.
----------------------

          During the quarterly period ended January 31, 2000, the Registrant received total revenues of $0 and sustained a net loss of ($5,744).

Liquidity.
----------

          During the quarterly period ended January 31, 2000, the Registrant had total expenses of $5,744, while receiving $0 in revenues. At January 31, 2000, the Registrant had total assets of $105,803, of which $7,296 consisted of cash.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          Public Offering.
          ---------------

          R & R Ranching commenced a public offering of Units consisting of common stock and warrants in late 1999. This offering was not completed as of January 31, 2000, the end of the period covered by this Report. The offering was completed on February 11, 2000, which is subsequent to the period coveredy by this
Report, with all 100,000 Units being sold for gross proceeds of $125,000.

          Use of Proceeds
          ---------------

          R & R Ranching estimates that its net proceeds from its recently completed offering will be $110,000, after deducting estimated offering expenses of
$15,000.  R & R Ranching plans to use these net proceeds as follows:




  Item                                  Cost(1)
  ----                                  ----
  Secure lease on 1/4 Section of
  land in Alberta, Canada for one year        $ 2,800

  Fence leased land                       7,000

  Repay loan from Libco(2)                     77,440

  Feed, including hay, grain,
  water, minerals and salt for
  one year (3)                             2,600

  Management fees to Blue Sky
  Bison Ranch, Ltd., for one year(4)           4,000

  Membership fees for bison
  associations in U.S. and
  Canada for one year                              80

  Accounting, attorney's and
  incorporation fees                           10,000

  Travel                                   1,500

  Office expenses (telephone,             1,200
  photocopies, postage)

  Working capital (5)                       3,380

                              Total          $110,000


  (1) These expenditures are estimates based on R & R Ranching's present intentions. None of these items is a firm commitment by R & R Ranching.
  All figures are in U.S. dollars.

  (2)     On October 5, 1998, R & R Ranching entered into a Buffalo Sale and
  Purchase Agreement with Diving Buffalo, under which R & R Ranching agreed to buy
  20 mature cow bison for $84,000 ($4,200 per head). This purchase was completed, and the buffalo were delivered to R & R Ranching on January 19, 1999. In order to close the purchase and begin operations without having to wait for the receipt of proceeds under its offering, R & R Ranching borrowed $70,000 from Libco, which is controlled by R & R Ranching's President, William R. Davidson. The loan was paid in full on February 14, 2000, through a payment of $77,440.

  (3) This amount has been allocated for R & R Ranching's second year of operations. The management agreement with Blue Sky provides for Blue Sky to feed
  R & R Ranching's herd during the one year term of that agreement. See footnote
  4, below.

  (4)     On December 1, 1998, R & R Ranching and Blue Sky Bison Ranch Ltd.,
of
  Carvel, Alberta, Canada entered into an agreement under which Blue Sky agreed to
  house, feed, manage and market R & R Ranching's bison for a period of one year,
  commencing January 1, 1999.  R & R Ranching is responsible for a monthly management fee of $500 (Canadian), together with one-fourth (1/4) of the sales
  proceeds from bison from its herd in 1999.  At the current exchange rate of approximately US$ 0.67 per Canadian dollar, the monthly and annual management
  fees are approximately US$ 335 and US$ 4,000, respectively.  W. Malcolm C.
Davidson, Blue Sky's President, director and controlling stockholder, is   the
  father of William R. Davidson, R & R Ranching's President.

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

          By this reference, the Company's Registration Statement on Form SB-2 of the Securities and Exchange Commission is incorporated herein by reference.
See
Item 6.

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



Date: 3/20/00                        By: /s/ William R. Davidson
     --------------                     -------------------------------------
                                        William R. Davidson, President and
                                        Director


Date: 3/20/00                        By: /s/ Allyson R. N. Davidson
     --------------                     -------------------------------------
                                        Allyson R. N. Davidson, Secretary/
                                        Treasurer

