Form 10QSB
period 2000-04-30
R & R RANCHING INC
filed 2000-06-20
CIK 1081206

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2000

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

                              April 30, 2000

                                 1,100,000
                                 ---------


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

                      R & R RANCHING, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         APRIL 30, 2000

                R & R RANCHING, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

          Accountants' Review Report                      1


            Unaudited Condensed Balance Sheets,
             April 30, 2000 and October 31, 1999            2


            Unaudited Condensed Statements of
             Operations, for the three months
             and six months ended April 30, 2000
             and 1999 and from inception on
             August 3, 1998 through April 30, 2000          3


            Unaudited Condensed Statements of Cash
             Flows, for the six months ended April 30,
             2000 and from inception on August 3, 1998
             through April 30, 2000                        4 - 5


            Notes to Unaudited Condensed Financial
             Statements                                    6 - 10

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
R & R RANCHING, INC.
Springville, Utah

We have reviewed the accompanying condensed balance sheet of R & R Ranching, Inc. (A Development Stage Company) as of April 30, 2000, and the related condensed statements of operations and cash flows for the six months ended April 30, 2000, and for the period from August 3, 1998 through April 30, 2000. All information included in these financial statements is the representation of the management of R & R Ranching, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.


/S/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

June 19, 2000
Salt Lake City, Utah

                      R & R RANCHING, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS
          [Unaudited - See Accountants' Review Report]

                             ASSETS


                                             April 30, October 31,
                                                 2000        1999
                                             _________  _________
CURRENT ASSETS:
  Cash in bank                               $  28,244  $   4,010
                                             _________  _________
        Total Current Assets                    28,244      4,010

PROPERTY - BISON, net                           88,308     85,675

DEFERRED STOCK OFFERING COSTS                        -     12,330
                                             _________  _________
                                             $ 116,552  $ 102,015
                                             _________  _________


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $   1,127  $  11,707
  Accounts payable - related party               1,120      2,851
  Interest payable - related party                   -      5,542
  Notes payable - related party                      -     70,000
                                             _________  _________
        Total Current Liabilities                2,247     90,100
                                             _________  _________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value
   10,000,000 shares authorized,
   no shares issued and outstanding                  -          -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,100,000 and 1,000,000 shares
   issued and outstanding, respectively          1,100      1,000
  Capital in excess of par value               136,570     24,000
  Deficit accumulated during the
   development stage                          (23,365)   (13,085)
                                             _________  _________
        Total Stockholders' Equity             114,305     11,915
                                             _________  _________
                                             $ 116,552  $ 102,015
                                             _________  _________

Note: The balance sheet at October 31, 1999 was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of this unaudited financial statement.

                      R & R RANCHING, INC.
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS
          [Unaudited - See Accountants' Review Report]


                     For the Three     For the Six  From Inception
                      Months Ended     Months Ended   on August 3,
                       April 30,        April 30,    1998 Through
                    _________________ _______________  April 30,
                      2000     1999    2000    1999      2000
                     _______ _______ _______ _______  __________
REVENUE              $14,450  $   -  $14,450 $    -   $   14,450
                     _______ _______ _______ _______  __________
EXPENSES:

 Bison Operating
  Expenses            12,657     782  12,929   1,117      14,604
 General &
  Administrative       6,329   2,423   9,613   2,443      15,481
                     _______ _______ _______ _______  __________
      Total Expenses  18,986   3,205  22,542   3,560      30,085
                     _______ _______ _______ _______  __________
LOSS BEFORE OTHER
  EXPENSE:            (4,536) (3,205) (8,092) (3,560)    (15,635)

OTHER EXPENSE:
  Interest Expense         -   1,733   2,188   1,983       7,730
                     _______ _______ _______ _______  __________

LOSS BEFORE INCOME
  TAXES              (4,536) (4,938) (10,280) (5,543)    (23,365)

CURRENT TAX EXPENSE        -       -       -       -           -

DEFERRED TAX EXPENSE       -       -       -       -           -
                     _______ _______ _______ _______  __________

NET LOSS            $(4,536)$(4,938)$(10,280)$(5,543) $  (23,365)
                     _______ _______ _______ _______  __________

LOSS PER COMMON
  SHARE             $  (.00) $ (.01) $ (.01) $  (.01) $     (.03)
                     _______ _______ _______ _______  __________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      R & R RANCHING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents
          [Unaudited - See Accountants' Review Report]

                                          For the Six    From Inception
                                         Months Ended     on August 3,
                                           April 30,      1998 Through
                                        _________________   April 30,
                                           2000     1999       2000
                                        ________  _______   ________
Cash Flows from Operating
Activities:
 Net loss                              $(10,280)  $(5,543)  $(23,365)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Write-off of organization costs             -       475        475
  Depreciation and amortization               -         -         25
  Changes in assets and liabilities:
   (Increase) in bison calves            (2,633)     (233)    (4,308)
   Increase (decrease) in
    accounts payable                    (10,580)    8,239      1,127
   Increase (decrease) in accounts
    payable - related party              (1,731)    1,341      1,120
   Increase (decrease) in interest
    payable - related party              (5,542)    1,983          -
                                        ________  _______   ________
     Net Cash (Used) by Operating
      Activities                         (30,766)   6,272      1,126
                                        ________  _______   ________

Cash Flows from Investing Activities:
 Payment of organization costs                -        -        (500)
 Purchase of bison                            -   (84,000)   (84,000)
                                        ________  _______   ________
     Net Cash (Used) in Investing
      Activities                              -   (84,000)   (83,500)
                                        ________  _______   ________

Cash Flows from Financing Activities:
 Proceeds from of note payable -
  related party                               -    70,000     70,000
 Payment on note payable                (70,000)        -    (70,000)
 Proceeds from common stock
  issuance                               125,000    4,196    150,000
 Payment of stock offering costs              -    (6,291)   (12,330)
                                        ________  _______   ________
     Net Cash Provided by Financing
      Activities                          55,000   67,905    137,670
                                        ________  _______   ________
Net Increase in Cash and Cash
 Equivalents                              24,234   (9,823)    28,244

Cash at Beginning of Period                4,010   20,782          -
                                        ________  _______   ________
Cash at End of Period                   $ 28,244  $10,959   $ 28,244
                                        ________  _______   ________

                           [Continued]
                      R & R RANCHING, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS
        Increase (Decrease) in Cash and Cash Equivalents

          [Unaudited - See Accountants' Review Report]

                                          For the Six    From Inception
                                         Months Ended     on August 3,
                                           April 30,      1998 Through
                                        _________________   April 30,
                                           2000     1999       2000
                                        ________  _______   ________
Supplemental Disclosures of Cash Flow
 information:
 Cash paid during the period for:
  Interest                               $ 7,730  $     -   $  7,730
  Income taxes                           $     -  $     -   $      -

Supplemental schedule of Noncash Investing and Financing Activities:
  For the period ended April 30, 2000:
   None

 The accompanying notes are an integral part of these condensed financial statements.

                      R & R RANCHING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                      R & R RANCHING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1999 audited financial statements. The results of operations for the periods ended April 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  During the six months ended April 2000, operating costs related to the bison calves in the amount of $1,010 and $2,981 in depreciation was capitalized. The Company also sold 20 calves for $14,450 and purchased 5 additional cows for $10,838.

  The following is a summary of bison as of April 30, 2000:

                                                Accumulated
                   Quantity   Cost    Additions Depreciation  Net
                   _________ ________ _________ ____________ _______
    Breeding Stock    25     $84,000     10,838 $   (8,581)  $86,257
    Calves            22           -      2,051          -     2,051
                   _________ ________ _________ ____________ _______
      Total Bison     47     $84,000     12,889 $   (8,581)  $88,308
                   _________ ________ _________ ____________ _______

NOTE 3 - RELATED PARTY TRANSACTIONS

  Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison for a period of one year commencing January 1, 1999. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US and 25% of the proceed from the sale of calves The agreement has been amended such that Blue Sky can receive some of the calves in lieu of the monthly management fee, the number of calves is to be determined by the Company's management. Blue Sky's president, director and controlling shareholder is the father of the Company's President and controlling shareholder.

                      R & R RANCHING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS  [CONTINUE]

  Convertible Notes Payable - During January, 1999, the Company borrowed $70,000 from Libco Equities, Inc., a corporation organized under the laws of the Province of Alberta, Canada ("Libco"). The loan is due on demand and provides for interest at 10% per annum. The President and sole shareholder of the Company is also the President, director and controlling shareholder of Libco. Accrued interest amounted to $7,730 at January 31, 2000. The note payable with its related accrued interest was paid in February 2000.

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

  Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. As of April 30, 2000, no awards have been granted under the plan.

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

                      R & R RANCHING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

  Public Offering of Common Stock - The Company has made a public offering of 100,000 units consisting of a total of 100,000 shares of common stock, 100,000 A warrants and 100,000 B warrants. Each A warrant allows the holder to purchase one share of common stock at a price of $2.50. Each B warrant allows the holder to purchase one share of common stock at a price of $5.00. The warrants are subject to adjustment in certain events and are exercisable for a period of five years from the date of the offering. The Company may call the warrants at their exercise price on 30 days notice at any time after issuance and prior to the expiration date of the warrants. The warrants may only be exercised or redeemed if a current prospectus is in effect. The Company has filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. An offering price of $1.25 per unit has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The units will be offered and sold by the directors and officers of the Company, who will receive no sales commissions or other compensation in connection  with  the  offering, except  for  reimbursement  of expenses actually incurred on behalf of the Company in connection with the offering. During the six months ended April 30, 2000, the Company completed the offering and issued 100,000 shares of its previously authorized, but unissued common stock and related A and B warrants for cash of $125,000, net of $12,330 in deferred offering costs.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares for the periods ended


                       For the Three        For the Six  From Inception
                        Months Ended       Months Ended   on August 3,
                         April 30,         April 30,      1998 Through
                       _______________     _______________   April 30,
                        2000     1999      2000      1999      2000
                      _______   _______   _______   _______  _______

   (Loss) from
     continuing
     operations
     applicable to
     common stock
     (numerator)     $(4,536)  $(4,938) $(10,280)  $(5,543) $(23,365)
                      _______   _______   _______   _______  _______
    Weighted average
     number of
      common shares
      outstanding
      used in (loss)
      per share during
      the period
      (denominator) 1,088,511 1,000,000 1,045,516 1,000,000  751,704
                      _______   _______   _______   _______  _______

                      R & R RANCHING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At April 30, 2000, the Company has available unused operating loss carryforwards of approximately $23,000, which may be applied against future taxable income and which expire in various years through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,000 as of April
  30, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,600 during the year ended April 30, 2000.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          R & R Ranching's plan of operation for the next 12 months is to continue operating under its management agreement with Blue Sky Bison. Each of the 20 cows purchased in 1999 has been retained and bred and should deliver a calf during the 2000 calving season. It appears that all 20 cows have been bred; however, R & R Ranching will not be able to know precisely the number of cows that will calve until after the 2000 season.

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

            Bison ranches commonly keep bulls and cows together and let nature
dictate the breeding season.   Most breeding occurs in July and August, with a
275 day gestation period. R & R Ranching will breed its 20 cows during each cow's normal cycle during the months of July and August.

          R & R Ranching will continue to pay Blue Sky $500 (Canadian) (approximately $US 335) per month under the management agreement, and will pay to Blue Sky one-fourth (1/4) of the proceeds from the sales of its bulls and heifers for each year that a management agreement is in force. In exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows). With additional feed expenses and reimbursement of out-of-pocket expenses of its directors and officers, R & R Ranching expects annual costs of operation in 2000 to equal approximately $6,500.

          Management estimates that it will cost approximately $500 to raise a calf to the point where it is weaned and ready for sale. This figure includes the payment of one-fourth of sales proceeds to Blue Sky as discussed above. The current price range for weaned heifer calves is about $600 to $1,000; for weaned bulls it is $600 to $800. Therefore, R & R Ranching expects to make a profit of $100 to $500 per heifer calf and $100 to $300 per bull calf. These figures depend on many factors, including for example:

               a calf crop of 90%;

               lack of factors that would complicate pregnancy and birth (e.g., unusually harsh weather, brucellosis and other diseases, inferior genetic stock); and

               stability of feed and bison prices.

          If any one of these factors changes, R & R Ranching's profitability could decrease significantly.

          During the next 12 months, management plans to begin searching for a suitable 1/4 section (160 acres) property to lease for its operations. Management intends to limit its search to the Province of Alberta, Canada, and will try to locate a full section (640 acres), with W. Malcolm C. Davidson, William R. Davidson's father, to lease three quarters and R & R Ranching to lease one quarter. R & R Ranching is still in the process of reviewing potential sites that would permit a joint operation with Blue Sky. We are currently considering several options that would permit movement of the bison cows after the 2000 weaning season.

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

            During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated bison sales. However, management expects that the net proceeds from its recently completed public offering will be necessary in order to lease and fence its ranch.

Results of Operations.
----------------------

          During the quarterly period ended April 30, 2000, the Registrant received total revenues of $14,450 and sustained a net loss of ($4,536).


          R & R Ranching's 1999 calf crop was sold in February, 2000, for a total sum of $14,450. Each heifer calf was sold for $800, and each bull calf was sold for $645. After paying Blue Sky its management fee of 25% of the proceeds from the calf crop, the remaining moneys purchased five bred cows. The cows are three to five years old and were expected to deliver calves during the spring of 2000. It appears that 22 of R & R Ranching's 25 cows have calved as of April 30, 2000. However, an accurate inventory can not be made until all of the calves are weaned in the fall of 2000. It is expected that the remaining three cows will calve in the near future.

Liquidity.
----------

          During the quarterly period ended April 30, 2000, the Registrant had total expenses of $18,986, while receiving $14,450 in revenues. At April 30, 2000, the Registrant had total assets of $116,552, of which $28,244 consisted of cash.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               27 - Financial Data Schedule.

          (b)  Reports on Form 8-K.

               None.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      R & R RANCHING, INC.



Date: 6/20/2000                      By:/S/William R. Davidson
     --------------                     -------------------------------------
                                        William R. Davidson, President and
                                        Director


Date: 6/20/2000                     By:/s/Allyson R. N. Davidson
     --------------                     -------------------------------------
                                        Allyson R. N. Davidson, Secretary/
                                        Treasurer