Form 10QSB
period 2000-07-31
R & R RANCHING INC
filed 2000-09-20
CIK 1081206

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2000

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

                              July 31, 2000

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

                        R & R RANCHING, INC.
                    [A Development Stage Company]

              UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            JULY 31, 2000

                       R & R RANCHING, INC.
                  [A Development Stage Company]


                             CONTENTS

                                                                      PAGE



        Unaudited Condensed Balance Sheets, July 31, 2000 and
             October 31, 1999                                          1


        Unaudited Condensed Statements of Operations, for the three months and nine months ended July 31, 2000 and 1999
             and from inception on August 3, 1998 through
             July 31, 2000                                             2


        Unaudited Condensed Statements of Cash Flows, for
             the nine months ended July 31, 2000 and 1999 and from
             inception on August 3, 1998 through July 31, 2000          3 - 4


           Notes to Unaudited Condensed Financial Statements            5 - 9

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                     CONDENSED BALANCE SHEETS

                           [Unaudited]

                              ASSETS
                                                      July 31,  October 31,
                                                        2000        1999
                                                       _________ _________
CURRENT ASSETS:
  Cash in bank                                $           26,283 $   4,010
                                                       _________ _________
        Total Current Assets                              26,283     4,010

PROPERTY   BISON, net                                     90,200    85,675

DEFERRED STOCK OFFERING COSTS                                  -    12,330
                                                       _________ _________
                                              $          116,483 $ 102,015
                                                      __________ __________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $            2,370 $  11,707
  Accounts payable   related party                         2,125     2,851
  Interest payable   related party                             -     5,542
  Notes payable   related party                                -    70,000
                                                       _________ _________
        Total Current Liabilities                          4,495    90,100
                                                       _________ _________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value
   10,000,000 shares authorized,
   no shares issued and outstanding                            -      -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,100,000 and 1,000,000 shares
   issued and outstanding, respectively                    1,100     1,000
  Capital in excess of par value                         136,570    24,000
  Deficit accumulated during the
    development stage                                    (25,682)  (13,085)
                                                       _________ _________
        Total Stockholders' Equity                       111,988    11,915
                                                       _________ _________
                                              $          116,483 $ 102,015
                                                      __________ __________

Note: The balance sheet at October 31, 1999 was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of this unaudited financial statement.

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]

                          For the Three      For the Nine    From Inception
                           Months Ended      Months Ended     on August 3,
                             July 31,          July 31,       1998 Through
                         ________________________________       July 31,
                           2000      1999    2000    1999     2000
                         _______    _______  _______ _______  ____________
REVENUE              $        -   $       - $ 14,450 $    -   $  14,450
                         _______    _______  _______ _______  ____________

EXPENSES:

 Bison Operating Expenses    513        529   12,042   1,646     13,717
 General & Administrative  3,205      1,143   12,818   3,586     18,685
                         _______    _______  _______ _______ ____________
      Total Expenses       3,718      1,672   24,860   5,232     32,402
                         _______    _______  _______ _______ ____________
LOSS BEFORE OTHER
  EXPENSE:                (3,718)    (1,672) (10,410) (5,232)   (17,952)

OTHER EXPENSE:
  Interest Expense             -      1,750    2,188   3,733      7,730
                         _______    _______  _______ _______ ____________

LOSS BEFORE INCOME
  TAXES                   (3,718)    (3,472) (12,598) (8,956)   (25,682)

CURRENT TAX EXPENSE            -          -        -       -          -

DEFERRED TAX EXPENSE           -          -        -       -          -
                         _______    _______  _______ _______ ____________

NET LOSS             $    (3,718)   $(3,472)$(12,598)$(8,965) $ (25,682)
                        ________   ________ ________ _______ ____________

LOSS PER COMMON
  SHARE              $      (.00)   $  (.00)$   (.01)$  (.01) $    (.03)
                        ________   ________ ________ _______ ____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                CONDENSED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents

                           [Unaudited]
                                                For the Nine    From Inception
                                                Months Ended    on August 3,
                                                  July 31,     1998 Through
                                             ________________     July 31,
                                             2000        1999       2000
                                             _______  _______  ____________
Cash Flows from Operating Activities:
 Net loss                                   $ (12,598) $ (8,965) $ (25,682)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
  Write-off of organization costs                   -       475        475
  Depreciation and amortization                     -         -         25
  Changes in assets and liabilities:
   (Increase) in bison calves                  (4,524)     (700)    (6,200)
   Increase (decrease) in accounts payable     (9,337)    4,259      2,370
   Increase (decrease) in accounts payable
    related party                                (726)    1,751      2,125
   Increase (decrease) in interest payable
    related party                              (5,542)    3,733          -
                                              _______   _______ ____________
     Net Cash Provided (Used) by Operating
     Activities                               (32,727)      553    (26,887)
                                              _______   _______ ____________
Cash Flows from Investing Activities:
 Payment of organization costs                      -         -       (500)
 Purchase of bison                                  -   (84,000)   (84,000)
                                              _______   _______ ____________
     Net Cash (Used) in Investing Activities        -   (84,000)   (84,500)
                                              _______   _______ ____________
Cash Flows from Financing Activities:
 Proceeds from of note payable   related party      -    70,000     70,000
 Payment on note payable                      (70,000)        -    (70,000)
 Proceeds from common stock issuance          125,000     4,196    150,000
 Payment of stock offering costs                    -    (7,521)   (12,330)
                                              _______   _______ ____________
     Net Cash Provided by Financing Activities 55,000    66,675    137,670
                                              _______   _______ ____________
Net Increase (Decrease) in Cash and Cash
Equivalents                                    22,273   (16,772)    26,283

Cash at Beginning of Period                     4,010    20,782          -
                                              _______   _______ ____________
Cash at End of Period                        $ 26,283   $ 4,010  $  26,283
                                             ________  ________ ____________

[Continued]

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                CONDENSED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents

                           [Unaudited]
                                                For the Nine    From Inception
                                                Months Ended    on August 3,
                                                  July 31,     1998 Through
                                             ________________     July 31,
                                             2000        1999       2000
                                             _______  _______  ____________
Supplemental Disclosures of Cash Flow information:
 Cash paid during the period for:
  Interest                                  $  7,730  $     -   $    7,730
  Income taxes                              $      -  $     -   $        -

Supplemental schedule of Noncash Investing and Financing Activities:
 For the period ended July 31, 2000:
  None

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

     Recently Enacted Accounting Standards Statement of Financial Accounting Standards No. 135. "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                          R & R RANCHING, INC.
                     [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

       Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2000 and 1999 and for the periods then ended have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1999 audited financial statements. The results of operations for the periods ended July 31, 2000 are not necessarily indicative of the operating results for the full year.

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

       During the nine months ended July 2000, operating costs related to the bison calves in the amount of $1,465 and $6,178 in depreciation was capitalized. The Company also sold 20 calves for $14,450 and purchased 5 additional cows for $10,838.

  The following is a summary of bison as of July 31, 2000:

                                                           Accumulated
                            Quantity     Cost   Additions  Depreciation  Net
                         _____________________________________________________
          Breeding Stock       25      $ 84,000   10,838   $(11,778) $83,060
          Calves               24             -    7,140          -    7,140
                         _____________________________________________________
             Total Bison       49      $ 84,000   17,978   $(11,778) $90,200
                         _____________________________________________________

NOTE 3   RELATED PARTY TRANSACTIONS

  Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison for a period of one year commencing January 1, 1999. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US and 25% of the proceed from the sale of calves The agreement has been amended such that Blue Sky can receive some of the calves in lieu of the monthly management fee, the number of calves is to be determined by the Company's management. Blue Sky's president, director and controlling shareholder is the father of the Company's President and controlling shareholder. At
    July 31, 2000 the Company owed management fees of $2,125.

                       R & R RANCHING, INC.
                  [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

  NOTE 3   RELATED PARTY TRANSACTIONS  [CONTINUE]

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

NOTE 4 - CAPITAL STOCK

  Preferred Stock   The Company has authorized 10,000,000 shares of
  preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at July 31, 2000.

  Common Stock   During the period ended October 31, 1998, the Company
  issued 1,000,000 shares of its previously authorized, but unissued common stock for cash of $20,804 and a stock subscription receivable of $4,196. The stock subscription receivable was paid in full during November, 1998.

  Public Offering of Common Stock - During the six months ended July 31, 2000, the Company completed a public stock offering and issued 100,000 shares of its previously authorized, but unissued common stock and related A and B warrants for cash of $125,000, net of $12,330 in deferred offering costs. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The offering consisted of 100,000 units consisting of a total of 100,000 shares of common stock, 100,000 A warrants and 100,000 B warrants. Each A warrant allows the holder to purchase one share of common stock at a price of $2.50. Each B warrant allows the holder to purchase one share of common stock at a price of $5.00. The warrants are subject to adjustment in certain events and are exercisable for a period of five years from the date of the offering. The Company may call the warrants at their exercise price on 30 days notice at any time after issuance and prior to the expiration date of the warrants. The warrants may only be exercised or redeemed if a current prospectus is in effect.

  Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. As of July 31, 2000, no awards have been granted under the plan.

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

                                For the Three  For the Nine From Inception
                               Months Ended    Months Ended  on August 3,
                                 July 31,        July 31,    1998 Through
                               ____________________________     July 31,
                               2000     1999   2000    1999     2000
                               ________________________________________

(Loss) from continuing operations
  applicable to common stock
  (numerator)                    $(3,718) $(3,472) $(12,598)$ (8,965)$(25,682)
                                ________ ________  ________ ________ _________
Weighted average number of
  common shares outstanding
  used in (loss) per share during
  the period (denominator)     1,100,000 1,000,000 1,094,319 1,000,000 770,445
                               _________ _________ _________ _________ _______

                       R & R RANCHING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

  NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
  FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At July 31, 2000, the Company has available unused operating loss carryforwards of approximately $25,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,000 as of July 31, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,600 during the six month period ended July 31, 2000.

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

Results of Operations.
----------------------

          During the quarterly period ended July 31, 2000, the Registrant received total revenues of $0 and sustained a net loss of ($3,718).

          It appears that at least 24 of R & R Ranching's 25 cows have calved as of July 31, 2000. However, an accurate inventory can not be made until all of the calves are weaned in the fall of 2000.

Liquidity.
----------

          During the quarterly period ended July 31, 2000, the Registrant had total expenses of $3,718, while receiving no revenues. At July 31, 2000, the Registrant had total assets of $116,483, of which $26,283 consisted of cash.

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



Date: 9-20-00                        By: /s/ William R. Davidson
     --------------                     -------------------------------------
                                        William R. Davidson, President and
                                        Director


Date: 9-20-00                        By: /s/ Allyson R. N. Davidson
     --------------                     -------------------------------------
                                        Allyson R. N. Davidson, Secretary/
                                        Treasurer