Form 10KSB
period 2000-10-31
R & R RANCHING INC
filed 2001-02-13
CIK 1081206

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended October 31, 2000
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

     (1)   Yes  X    No            (2)   Yes   X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: October 31, 2000 - $14,450.

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 12, 2001 - $47,000. There are approximately 94,000 shares of common voting stock of the Company held by non-affiliates. The average bid price for the Company's common voting stock within the last 60 days was $.50 per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          February 12, 2001

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

                              PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
--------------------

     Corporate Developments.
     ----------------------

          R & R Ranching is a Nevada corporation organized on August 3, 1998, for the purpose of breeding and raising bison. On February 11, 2000, it completed an offering of 100,000 Units pursuant to a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on September 1, 1999. The Units consist of one share of common stock, one A Warrant to purchase one share of common stock at a price of $2.50 and one B Warrant to purchase one share of common stock at a price of $5.00. The purpose of the offering was to raise funding to pay off a related party loan and to commence ranching operations in Alberta, Canada.

          On October 5, 1998, R & R Ranching executed a Purchase Agreement under which it agreed to purchase 20 mature bison cows at a price of $84,000 ($4,200 per head). In order to complete the purchase and begin operations without waiting for the proceeds from its offering, Libco, a consulting firm that is controlled by the President of R & R Ranching, William R. Davidson, loaned $70,000 to R & R Ranching. The loan was paid together with interest of $7,730 in February 2000.

          On December 1, 1998, R & R Ranching and Blue Sky entered into the management agreement, under which Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada, agreed to provide bison management services for R & R Ranching's bison for a period of one year, beginning January 1, 1999. The management agreement provides for Blue Sky to provide grazing lands; winter feed, hay, straw, grains, minerals and water; veterinary care; handling facilities and handling labor; identification tagging and records management; and herd bulls for breeding. Blue Sky also agreed to market R & R Ranching's yearly calf crop at Blue Sky's expense and to assist in marketing, selling and transporting its breeding stock at R & R Ranching's expense. R & R Ranching is required to pay a management fee of $500 (Canadian) (approximately US$ 335) per month, with Blue Sky to have a lien on R & R Ranching's bison for payment of such fees. In addition, R & R Ranching will pay to Blue Sky one-fourth (1/4) of the proceeds from the sale of R & R Ranching's bulls and heifers.
The agreement has been amended such that Blue Sky can receive some of the calves in lieu of the monthly management fee, the number of calves is to be determined by the R & R Ranching's management.

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

          R & R Ranching began operations with a herd of only 20 mature cows. Because of the large number of producers in North America, many of which will have substantially larger herds and facilities, management expects that its operations will be a very small part of the overall bison industry.
R & R Ranching hopes to develop a reputation as a breeder of high quality stock, which it believes will enhance its competitive position in the industry. However, even if its operations are successful, R & R Ranching will almost certainly remain a small player.

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

          Number of Employees
          -------------------

          Management of R & R Ranching's herd will be the responsibility of Blue Sky, and will be handled through its own employees through the end of the fiscal year, unless R & R Ranching is able to identify a suitable location for its own facility. R&R Ranching will assume day-to-day management activities if the proper facility is located during the operational year. R & R Ranching expects that these duties will be delegated to experienced, competent contractors. R & R Ranching's executive officers will manage its operations on a part-time basis and will not receive any salary or wages for the foreseeable future. Directors and executive officers will be compensated for travel and out-of-pocket expenditures.

          Public Offering.
          ---------------

          R & R Ranching commenced a public offering of Units consisting of common stock and warrants in late 1999. The offering was completed on February 11, 2000, with all 100,000 Units being sold for gross proceeds of $125,000.

          Use of Proceeds
          ---------------

          The proceeds of $125,000 have funded the operations of the Company to date. R & R Ranching used the net proceeds from its public offering as follows:

               Repay loan from Libco $77,700

               Management Fees to Blue Sky Bison $4,500

               Accounting/Attorney's Fees $8,000

               Offering Costs $6,517

               Unused Proceeds $26,283

               Total Proceeds $125,000 (1)

          (1) R&R Ranching still has 26,283 to be used to move the animals to Canada, and to establish operations in Canada (Lease land, build fences)

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

AUDITOR'S "GOING CONCERN" OPINION

          The Independent Auditor's Report for R & R Ranching's audited financial statements as of October 31, 2000, expresses "substantial doubt about [R & R Ranching's] ability to continue as a going concern," due to its status as a newly formed company that has not yet established profitable operations.

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

THE MARKET PRICE OF THE SECURITIES MAY NOT EXCEED THE EXERCISE PRICE OF THE OUTSTANDING WARRANTS

          The value of the warrants lies in the possibility that the price of R & R Ranching's common stock may someday exceed the exercise price of the warrants. R & R Ranching can not guarantee that the market price for its common stock will exceed the exercise price of the warrants. If the market price does not exceed $2.50 per share (for the A Warrants) or $5.00 per share (for the B Warrants) during the five-year term of the warrants, they will become worthless.

WILLIAM R. DAVIDSON HAS VOTING CONTROL OF R & R RANCHING

          William R. Davidson can elect all of R & R Ranching's directors, who in turn appoint all executive officers, without regard to the votes of other stockholders. Mr. Davidson has absolute control over the management and affairs of R & R Ranching. Mr. Davidson currently owns approximately 91% of R & R Ranching's outstanding voting securities (not taking into account the exercise of any of the Warrants). See "Security Ownership of Certain Beneficial Owners and Management."

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

          The management agreement with Blue Sky has been renewed for successive one-month periods until it is able to move its herd to a new location.

          Blue Sky has subcontracted with Diving Buffalo to provide the services that Blue Sky is required to provide to R & R Ranching under the management agreement. Diving Buffalo is housing R & R Ranching's bison herd at its ranch in Melstone, Montana. There is no agreement between R & R Ranching and Diving Buffalo in this regard and all obligations of R & R Ranching and Blue Sky under the management agreement remain unchanged.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information.
-------------------

          The Company's common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"); however, the market for shares of the Company's common stock is extremely limited and only commenced October 18, 2000. No assurance can be given that the present market for the Company's common stock will continue or be maintained, and the sale of the Company's "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Commission by members of management may have a substantial negative impact on the public market. William R. Davidson is able to sell up to 11,000 of his 1,002,500 "unregistered" and "restricted" shares in any three month period. See the Risk Factor "Sale of 'Restricted' Securities."

          The Company's common stock was only recently quoted on the OTC Bulletin Board on October 18, 2000. The high and low bid prices for these shares of common stock of the Company since that period are as follows:

               Bid

Quarter ending:                         High             Low

October 18, 2000, through
October 31, 2000                         $.50            $.50

November 1, 2000, through
January 31, 2001                         $.50            $.50

          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

          Each of the Units sold under R & R Ranching's offering consists of one share of the Company's common stock, one "A" Warrant to purchase an additional share of common stock at a price of $2.50 per share, and one "B" Warrant to purchase an additional share of common stock at a price of $5.00 per share. No warrants have yet been exercised and 100,000 "A" Warrants and 100,000 "B" Warrants are currently outstanding. In addition, R & R Ranching has adopted a 1998 Stock Option Plan and has reserved 1,000,000 shares of common stock under that Plan. The issuance of any of these shares may dilute the holdings of purchasers under R & R Ranching's recent offering.

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

Holders.
--------

          As of February 12, 2001, R & R Ranching has 60 record stockholders.

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

Sales of Unregistered Securities During the Past Five Years.
-----------------------------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that R & R Ranching has sold since inception, and which were not registered under the 1933 Act:

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares    Consideration
-------------            --------       ------    -------------

William R. Davidson      8/10/98        1,000,000   $25,000
                                        Common

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

          R & R Ranching's plan of operation for the next 12 months is to continue with its bison operation under the management agreement with Blue Sky
Bison. As of the date of this Report, R & R Ranching's has 20 cows and 10 heifers, with the possibility of each cow and heifer delivering a calf during the Spring 2001, assuming each cow was bred during the 2000 breeding season.
Management assumes that each cow is pregnant based upon observation, however, it cannot accurately account for pregnancy until after the 2001 calving season. R&R Ranching exchanged the calves born during 1999 and 2000 for the additional 10 heifers, based upon market prices and through various negotiations by management. The initial 20 cows were purchased at the beginning of 1999.

          As of the date of this Report, any calves born during the 2001 calving season will be marketed and sold into the bison meat market. Several buyers have expressed an interest in purchasing R & R Ranching's calves. R&R anticipates Blue Sky Bison will complete and market R&R Ranching's calves during the weaning season in 2001. Management expects to be able to sell all of its calves from the 2001 season during the first or second quarter of its fiscal year ending October 31, 2002, although there can be no assurance that this will be the case. Because all of R & R Ranching's cows are young (about three to five years old), management hopes that it will not have to use many of its heifer calves to replace cows. This would allow R & R Ranching to sell almost all of its heifer calves while its cows are in their breeding prime.
Currently, all of the cows and heifers owned are less than 5 years old.
However, many factors, including illness and death of its existing cows, could force R & R Ranching to keep some of its annual heifer calf crop; this would have a negative effect on revenues because the replacement heifers would not be made available for sale.

          Most bison operations breed bulls at the rate of about one bull to 10 cows. Because the cows that it received under the Purchase Agreement were already pregnant, breeding bulls were not used until the 1999 fall breeding season. The management agreement provides for Blue Sky to supply bulls for breeding, so R & R Ranching will not require breeding bulls of its own until it moves its operations to its own location as discussed below. Once this occurs, R & R Ranching will keep about one bull for every 10 cows, to be bred for two years. Currently, it appears that all of R&R Ranching's 20 cows and 10 heifers are pregnant, and were bred during the 2000 breeding season. R & R
Ranching will have to keep replacement bulls from its own herd (or purchase them, on a regular basis) in order to ensure genetic diversity and avoid inbreeding. Bison ranchers commonly keep bulls and cows together and let nature dictate the breeding season. Most breeding occurs in July and August, with a 275 day gestation period. R & R Ranching will breed its 30 cows during each cow's normal cycle during the months of July and August. Management's current plan is to use Blue Sky Bison's bulls for the 2001 breeding season.

          Calves born in the spring of 2000 were weaned during the month of December, 2000. R & R Ranching tagged (for identification purposes) and vaccinated its calves during the weaning period. R & R Ranching will pay Blue
Sky $500 (Canadian) (approximately $US 335) per month under the management agreement, and will pay to Blue Sky one-fourth (1/4) of the proceeds from the sales of its bulls and heifers during 1999. In exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows). With additional feed expenses and reimbursement of out-of-pocket expenses of its directors and officers, R & R Ranching expects annual costs of operation in 2000 to equal approximately $12,000. Management estimates that it will cost approximately $500 to raise a calf to the point where it is weaned and ready for sale. This figure includes the payment of one-fourth of sales proceeds to Blue Sky as discussed above. The price range for weaned heifer calves is about $1,200 to $1,500; for weaned bulls it is $1,000 to $1,200. Therefore, R & R Ranching expects to make a profit of $700 to $1,000 per heifer calf and $500 to $7,00 per bull calf. These figures depend on many factors, including for example: a calf crop of 90%; lack of factors that would complicate pregnancy and birth (e.g., unusually harsh weather, brucellosis and other diseases, inferior genetic stock); and stability of feed and bison prices. If any one of these factors changes, R & R
Ranching's profitability could decrease significantly.

          During the next 12 months, management plans to begin searching for a suitable 1/4 section (160 acres) property to lease for its operations.
Management intends to limit its search to the Province of Alberta, Canada, and will try to locate a full section (640 acres), with W. Malcolm C. Davidson, William R. Davidson's father, to lease three quarters and R & R Ranching to lease one quarter. If R & R Ranching is successful in its property search, it will have to transport the herd to the new facility, hire herd management personnel and begin paying directly for all costs that are currently covered by the management agreement. R & R Ranching would also be responsible for the purchase or lease of its own handling facilities (pens and chutes for restraining animals during breeding, veterinary treatment and transportation).
Management believes that by locating R & R Ranching's herd next to W. Malcolm
C. Davidson's herd, both parties will be able to share handling facilities and reduce expenses. However, there is no formal agreement between the parties in this regard and it is possible that R & R Ranching may have to purchase handling facilities of its own. These facilities typically cost from $2,000 to $2,500. R & R Ranching has not allocated any of the proceeds from its offering to the acquisition of handling facilities. R & R Ranching will have to obtain them with operating revenues or through additional debt or equity funding if handling facilities become necessary in the next 12 months. R & R Ranching can provide no assurance that it will have enough money to acquire these facilities. Management expects that it will hire one person to operate its ranch once it has located a suitable property. The standard rate for ranch workers in Alberta is approximately $10 to $12 (Canadian) (approximately US$
6.70 to US$ 8.04) per hour. R & R Ranching believes that the labor pool in Alberta is large enough that it will not have difficulty finding a suitable worker. During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated bison sales. Currently, management has $26,283 remaining from the initial public offering. Management expects that the net proceeds remaining from its offering will be used to lease and fence its ranch, and to move its 30 bison to Canada by the end of the 2ndquarter 2001.


Results of Operations.
----------------------

          There were revenues for the year ended October 31, 2000, of $14,450 and expenses were $28,193; and losses were ($15,931). These losses were primarily the result of general and administrative expenses.

Liquidity.
----------

          The Company had cash of $26,283 at October 31, 2000. The money remaining from the offering will be used to establish operations in Canada and will be sufficient for one year without the Company obtaining additional financing.

Item 7.  Financial Statements.
-----------------------------

For the periods from Inception on August 3, 1998, through October 31, 2000 and
1999.

     Independent Auditors' Report

     Balance Sheet for the year ended October 31, 2000

     Statements of Operations

     Statements of Stockholders' Equity

     Statements of Cash Flows

     Notes to the Financial Statements

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                       FINANCIAL STATEMENTS

                         OCTOBER 31, 2000

                  PRITCHETT, SILER & HARDY, P.C.
                   CERTIFIED PUBLIC ACCOUNTANTS

                       R & R RANCHING, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                               PAGE

       - Independent Auditors' Report                                1


       - Balance Sheet, October 31, 2000                             2


       - Statements of Operations, for the year ended
             October 31, 2000 and 1999 and from inception
             on August 3, 1998 through October 31, 2000              3


       - Statements of Stockholders' Equity, from inception
             on August 3, 1998 through October 31, 2000              4


       - Statements of Cash Flows, for the year ended
             October 31, 2000 and 1999 and from inception
             on August 3, 1998 through October 31, 2000           5 - 6


       - Notes to Financial Statements                           7 - 11

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
R & R RANCHING, INC.
Springville, Utah

We have audited the Balance Sheet of R & R Ranching, Inc. [a development stage company] as of October 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended October
31, 2000 and 1999 and for the periods from inception on August 3, 1998 through October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R & R Ranching, Inc. [a development stage company] as of October 31, 2000, and the results of their operations and their cash flows for the year ended October 31, 2000 and 1999 and for the periods from inception through October 31, 2000, in conformity with generally accepted accounting principles.

The financial statements referred to above have been prepared assuming R & R
Ranching, Inc. [a development stage company] will continue as going concern. As discussed in Note 5 to the financial statements, R & R Ranching, Inc. is newly formed, has not yet established profitable operations, raising substantial doubt about its ability to continue as a going concern.
Management's plans in regards to these matters are also described in Note 5.
The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler & Hardy, P.C.
November 6, 2000
Salt Lake City, Utah

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                          BALANCE SHEET
                              ASSETS

                                                              October 31,
                                                                 2000
                                                              ___________
CURRENT ASSETS:
  Cash in bank                                                  $ 26,283
                                                              ___________
          Total Current Assets                                    26,283

PROPERTY   BISON, net                                             88,571
                                                              ___________
                                                                $114,854
                                                              ___________

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $  3,070
  Accounts payable - related party                                 3,130
                                                              ___________
           Total Current Liabilities                               6,200
                                                              ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                                    -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,100,000 shares issued and
   outstanding                                                     1,100
  Capital in excess of par value                                 136,570
  Deficit accumulated during the
    development stage                                            (29,016)
                                                              ___________
        Total Stockholders' Equity                               108,654
                                                              ___________
                                                                $114,854
                                                              ___________

The accompanying notes are an integral part of this financial statement.

                       R & R RANCHING, INC.
                  [A Development Stage Company]


                     STATEMENTS OF OPERATIONS

                                           For the            From Inception
                                         Year Ended             on August 3,
                                          October 31,           1998 Through
                                  ____________________________   October 31,
                                       2000           1999         2000
                                  ____________   ____________   ___________

REVENUE                             $   14,450      $       -    $   14,450
                                  ____________   ____________   ___________
EXPENSES:

  Bison Operating Expenses              14,676          1,675        16,351
  General and Administrative            13,517          4,866         9,385
                                  ____________   ____________   ___________
      Total Expenses                    28,193          6,541        35,736
                                  ____________   ____________   ___________
LOSS BEFORE OTHER EXPENSE              (13,743)        (6,541)       (21,86)

OTHER (EXPENSE):
  Interest Expense                       2,188          5,542         7,730
                                  ____________   ____________   ___________

LOSS BEFORE INCOME TAXES               (15,931)       (12,083)      (29,016)

CURRENT TAX EXPENSE                          -              -             -

DEFERRED TAX EXPENSE                         -              -             -
                                  ____________   ____________   ___________

NET LOSS                           $  (15,931)    $  (12,082)    $  (29,016)
                                  ____________   ____________   ____________

LOSS PER COMMON SHARE              $      (.02)  $       (.01)  $      (.04)
                                  ____________   ____________   ___________

The accompanying notes are an integral part of these financial statements.

                       R & R RANCHING, INC.
                   [A Development Stage Company

                STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM INCEPTION ON AUGUST 3, 1998

                     THROUGH OCTOBER 31, 2000

                                                                   Deficit
                                                                 Accumulated
                        Preferred Stock Common Stock  Capital in  During the
                        _______________ _____________ Excess of  Development
                        Shares  Amount  Shares Amount  Par Value     Stage
                        ______  ______  ______ ______ __________ ___________
BALANCE,
 August 3, 1998          -     $  -          -  $     -  $    -     $     -

Issuance of
 1,000,000 shares
 of common stock
 at $.025 per share      -        -   1,000,000    1,000   24,000         -

Net loss for the
 period ended
 October 31, 1998        -        -          -        -       -      (1,002)

BALANCE,
  October 31, 1998       -        -   1,000,000    1,000   24,000    (1,002)

Net loss for the
 period ended
 October 31, 1999        -        -          -        -       -     (12,083)

BALANCE,
  October 31, 1999       -    $   -   1,000,000  $ 1,000  $24,000  $(13,085)

Issuance of common
 stock for cash at
 $1.25 per share net
 of deferred stock
 offering cost of
 $12,330                 -        -     100,000      100  112,570         -

Net loss for the
 period ended
 October 31, 2000        -        -          -        -       -     (15,931)
                   _______ ________ __________   _______  _______ __________
BALANCE,
 October 31, 2000        - $      -  1,100,000   $ 1,100 $136,570 $ (29,016)
                   _______ ________ __________   _______ ________ __________
/TABLE>
The accompanying notes are an integral part of this financial statement.

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                     STATEMENTS OF CASH FLOW

         Increase (Decrease) in Cash and Cash Equivalents
                                           For the            From Inception
                                         Year Ended             on August 3,
                                          October 31,           1998 Through
                                  ___________________________    October 31,
                                       2000           1999         2000
                                  ____________   ____________   ____________
Cash Flows Provided by Operating
Activities:
 Net loss                            $ (15,931)   $   (12,083)  $   (29,016)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Write-off of organization costs           -            475           475
   Depreciation and amortization             -              -            25
   Changes in assets and liabilities:
     (Increase) in bison calves         (2,897)        (1,675)       (4,572)
     Increase in accounts payable       (8,637)        10,752         3,070
     Increase in accounts payable
     - related party                       280          2,351         2,631
     Increase in interest payable
     - related party                    (5,542)         5,542             -
                                 _____________    ___________  ____________
      Net Cash (Used) by
      Operating Activities             (32,727)         5,362       (27,387)
                                 _____________    ___________  ____________
Cash Flows Provided by Investing
Activities:
 Payment of organization costs               -              -             -
 Purchase of bison                           -        (84,000)      (84,000)
                                 _____________    ___________  ____________
   Net Cash (Used) in Investing
   Activities                                -        (84,000)      (84,000)
                                 _____________    ___________  ____________
Cash Flows Provided by Financing
Activities:
 Proceeds from issuance of note
 payable - related party                     -         70,000        70,000
 Payment on note payable
 - related party                       (70,000)             -       (70,000)
 Proceeds from common stock issuance   125,000          4,196       150,000
 Payment of stock offering costs             -        (12,330)      (12,330)
                                   ___________     __________   ___________
     Net Cash Provided by Financing
     Activities                         55,000         61,866       137,670
                                   ___________     __________   ___________
Net Increase (Decrease) in Cash         22,273        (16,772)       26,283

Cash at Beginning of Period              4,010         20,782             -
                                   ___________     __________   ___________
Cash at End of Period              $    26,283     $    4,010   $    26,283
                                   ___________     __________   ___________

                       R & R RANCHING, INC.
                   [Development Stage Company]

                     STATEMENT OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents
                           [Continued]
                                           For the            From Inception
                                         Year Ended             on August 3,
                                          October 31,           1998 Through
                                  ___________________________    October 31,
                                       2000           1999         2000
                                  ____________   ____________   ____________
Supplemental Disclosures of Cash
Flow Information:
  Cash paid during the period for:
    Interest                           $ 7,730        $     -     $    7,730
    Income taxes                       $     -        $     -     $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period ended October 31, 2000:
     Depreciation of $4,480 on bison heifers was capitalized as basis in bison calves.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  During the year ended October 31, 2000, operating costs related to the bison calves in the amount of $1,177 and $4,480 in depreciation were capitalized. The Company also sold 20 calves for $14,450 and purchased 5 additional cows for $10,838.

  The following is a summary of bison as of October 31, 2000:

                                                       Accumulated
                          Quantity  Cost   Additions   Depreciation    Net
                          ________ _______ _________   _____________ _______
          Breeding Stock        25 $84,000    10,837   $    (11,923) $82,914
          Calves                16       -     5,657              -    5,657
                          ________ _______ _________   _____________ _______
             Total Bison        41 $84,000    16,494   $    (11,923) $88,571
                          ________ _______ _________   _____________ _______

NOTE 3 - RELATED PARTY TRANSACTIONS

  Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison for a period of one year commencing January 1, 1999. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US and 25% of the proceed from the sale of calves The agreement has been amended such that Blue Sky can receive some of the calves in lieu of the monthly management fee, the number of calves is to be determined by the Company's management. Blue Sky's president, director and controlling shareholder is the father of the Company's President and controlling shareholder. At October 31, 2000 the Company owed management fees of $3,130.

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS  [CONTINUE]

  Convertible Notes Payable   During January, 1999, the Company borrowed
  $70,000 from Libco Equities, Inc., a corporation organized under the laws of the Province of Alberta, Canada ("Libco"). The loan is due on demand and provides for interest at 10% per annum. The President and sole shareholder of the Company is also the President, director and controlling shareholder of Libco. The note together with accrued interest of $7,730 was paid in February 2000.

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

  Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. As of October 31, 2000, no awards have been granted under the plan.

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

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management will grow the Company's asset base through the breeding of the bison owned by the Company. If necessary, the Company believes it could raise additional funds through sales of its common stock, which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares for the periods ended

                                                For the     From Inception
                                              Year Ended    on August 3,
                                              October 31,   1998 Through
                                         __________________   October 31,
                                           2000      1999       2000
                                         ________  ________ _____________

       (Loss) from continuing operations
         applicable to common stock
         (numerator)                     $(15,931) $(12,083)$     (29,016)
                                         ________  ________ _____________
       Weighted average number of
         common shares outstanding
         used in (loss) per share during
         the period (denominator)       1,072,907 1,000,000       784,980
                                        _________ _________ _____________

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At October 31, 2000, the Company has available unused operating loss carryforwards of approximately $29,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,000 as of October 31, 2000, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,580 during the year ended October 31, 2000.

NOTE 8 - SUBSEQUENT EVENTS

  Subsequent to the year ended October 31, 2000, the Company traded 16 calves for 5 heifer. The Company is also in the process of moving the herd from Montana to Canada.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

          No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed from inception on August 3, 1998, through October 31, 2000.

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

Business Experience.
--------------------

          William R. Davidson, Director and President. Mr. Davidson, age 27, is a 1998 graduate of Brigham Young University, where he received a degree in accounting. He owned and operated his own commercial cattle operation from 1992 to 1995. Mr. Davidson was an Office Trainer at the Senior Missionary Training Center at BYU, from April, 1995, through August, 1997. For the eight months ending April, 1998, Mr. Davidson was employed in the Controller's Division of the Finance/Records Department of the LDS Church. Since April, 1998, he has been the President of Libco, a closely-held consulting firm. Mr. Davidson is a member of the Institute of Management Accountants.

          Allyson R. N. Davidson, Secretary/Treasurer. Ms. Davidson is 26 years of age. From 1992 to 1994, Ms. Davidson was a student body officer at BYU, where she was an undergraduate student. From May, 1995, to December, 1996, Ms. Davidson studied Hungarian language and worked in Budapest, Hungary. She has also taught Hungarian language and culture to students at BYU. Ms. Davidson has been an executive officer of Libco since July, 1998, and is currently a student at BYU's J. Reuben Clark Law School.

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

Cash Compensation.
------------------

          The following table sets forth the aggregate executive compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
William R.    10/31/00   0     0     0         0      0      0       0
Davidson      10/31/99   0     0     0         0      0      0       0
President
Director

Allyson R.N.  10/31/00   0     0     0         0       0      0       0
Davidson      10/31/99   0     0     0         0       0      0       0
Secretary/
Treasurer

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended October 31, 2000, or 1999, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than 5% of the Company's common stock as of the date of filing of this Report:

                                        Number and Percentage
                                   of Shares Beneficially Owned
                                 ----------------------------

Name and Address
----------------

William R. Davidson                   1,003,500* - 91.22%
1310 East 1600 South
Mapleton, Utah  84664



      * A total of 500 of these shares are held of record by LIBCo Equities and 500 shares of these are held of record by LIBCo, Inc., which may be deemed to be controlled by Mr. Davidson.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date of filing of this Report:

                                       Number and Percentage
                                   of Shares Beneficially Owned
                                   ----------------------------
Name and Address
----------------

William R. Davidson                       1,003,500(1) - 91.22%
1310 East 1600 South
Mapleton, Utah  84664

Allyson R. N. Davidson (2)                    2,500    -   .23%
1310 East 1600 South
Mapleton, Utah 84664
                                         ----------
All directors and executive
officers as a group
(2 persons)                               1,006,000    - 91.45%



      (1) A total of 500 of these shares are held of record by LIBCo Equities and 500 shares of these shares are held of record by LIBCo, Inc., which may be deemed to be controlled by Mr. Davidson.

      (2) Ms. Davidson may also be considered to beneficially own Mr. Davidson's shares due to their marital relationship.

Changes in Control.
-------------------

          To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

          On December 1, 1998, R & R Ranching and Blue Sky entered into the management agreement, which provides for Blue Sky to manage R & R Ranching's herd of bison for a period of one year, beginning January 1, 1999, and has been continued on a month to month basis. Blue Sky's management services will include:

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

          R & R Ranching has no parents.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K.
--------------------

None.
                                                   Exhibit
Exhibits                                           Number
--------                                           ------

          (i)

          None.

          (ii)                                 Where Incorporated
                                                 In This Report
                                               ------------------

         None.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              R & R RANCHING, INC.


Date: 2/13/01                 By/s/William R. Davidson
     ---------                   ----------------------------------
                                 William R. Davidson, President and Director


Date: 2/13/01                 By/s/Allyson R. N. Davidson
     ---------                   ----------------------------------
                                 Allyson R. N. Davidson, Secretary/Treasurer
                                 and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             R & R RANCHING, INC.


Date: 2/13/01                By/s/William R. Davidson
     ----------                 ------------------------------------
                                William R. Davidson, President and Director


Date: 2/13/01                By/s/Allyson R. N. Davidson
     ----------                 ------------------------------------
                                Allyson R. N. Davidson, Secretary/Treasurer
                                and Director