Form 10QSB
period 2001-01-31
R & R RANCHING INC
filed 2001-03-05
CIK 1081206

                 U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2001

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

                              January 31, 2001

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

                         JANUARY 31, 2001

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                     CONDENSED BALANCE SHEETS

                           [Unaudited]
                              ASSETS


                                                      January 31, October 31,
                                                         2001       2000
                                                       _________   _________
CURRENT ASSETS:
  Cash in bank                                $           18,195    $ 26,283
                                                       _________   _________
        Total Current Assets                              18,195      26,283

PROPERTY   BISON, net                                     88,963      88,571
                                                       _________   _________
                                              $          107,158    $114,854
                                                       _________   _________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $            1,793    $  3,070
  Accounts payable   related party                         2,885       3,130
                                                       _________   _________
        Total Current Liabilities                          4,678       6,200
                                                       _________   _________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, no shares issued and outstanding        -           -
  Common stock, $.001 par value, 50,000,000
     shares authorized 1,100,000 shares issued
   and outstanding                                         1,100       1,100
  Capital in excess of par value                         136,570     136,570
  Deficit accumulated during the development stage      (35,190)
(29,016)
                                                       _________   _________
        Total Stockholders' Equity                       102,480     108,654
                                                       _________   _________
                                              $          107,158   $ 114,854
                                                       _________   _________

Note: The balance sheet at October 31, 2000 was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

                       R & R RANCHING, INC.
                  [A Development Stage Company]


                CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]

                                            For the Three  From Inception
                                             Months Ended   on August 3,
                                             January 31,   1998 Through
                                          ________________   January 31,
                                          2001        2000      2001
                                          _______  _______  ____________
REVENUE                                   $     -  $     -  $     14,450
                                          _______  _______  ____________

EXPENSES:

 Bison Operating  Expenses                  1,863      272        18,214
 General & Administrative                   4,311    3,284        23,696
                                          _______  _______  ____________
      Total Expenses                        6,174    3,556        41,910
                                          _______  _______  ____________
LOSS FROM OPERATIONS:                      (6,174)  (3,556)      (27,460)

OTHER EXPENSE:
  Interest Expense                              -    2,188         7,730
                                          _______  _______  ____________

LOSS BEFORE INCOME
  TAXES                                    (6,174)  (5,744)      (35,190)

CURRENT TAX EXPENSE                             -        -             -

DEFERRED TAX EXPENSE                            -        -             -
                                          _______  _______  ____________

NET LOSS                                  $(6,174) $(5,744) $    (35,190)
                                          _______  _______  ____________

LOSS PER COMMON
  SHARE                                   $  (.01) $  (.01) $       (.04)
                                          _______  _______  ____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                CONDENSED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents

                           [Unaudited]

                                            For the Three  From Inception
                                             Months Ended   on August 3,
                                             January 31,   1998 Through
                                          ________________   January 31,
                                          2001        2000      2001
                                          _______  _______  ____________
Cash Flows from Operating Activities:
 Net loss                                 $(6,174) $(5,744) $    (35,190)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
  Write-off of organization costs               -        -           475
  Depreciation and amortization                 -        -            25
  Changes in assets and liabilities:
   (Increase) in bison calves                (392)    (502)       (4,964)
   Increase (decrease) in accounts payable (1,277)    (930)        1,793
   Increase (decrease) in accounts payable
   related party                             (245)     774         2,386
   Increase (decrease) in interest payable
   related party                                -    2,188             -
                                          _______  _______  ____________
     Net Cash Provided (Used) by
     Operating Activities                  (8,088)  (4,214)      (35,475)
                                          _______  _______  ____________
Cash Flows from Investing Activities:
 Purchase of bison                              -        -       (84,000)
                                          _______  _______  ____________
     Net Cash (Used) in Investing
     Activities                                 -        -       (84,000)
                                          _______  _______  ____________
Cash Flows from Financing Activities:
 Proceeds from of note payable
 related party                                  -        -        70,000
 Payment on note payable                        -        -       (70,000)
 Proceeds from common stock issuance            -    7,500       150,000
 Payment of stock offering costs                -        -       (12,330)
                                          _______  _______  ____________
     Net Cash Provided by Financing
     Activities                                 -    7,500       137,670
                                          _______  _______  ____________
Net Increase (Decrease) in Cash and Cash
Equivalents                                (8,088)   3,286        18,195

Cash at Beginning of Period                26,283    4,010             -
                                          _______  _______  ____________
Cash at End of Period                     $18,195  $ 7,296  $     18,195
                                          _______  _______  ____________

[Continued]

                       R & R RANCHING, INC.
                  [A Development Stage Company]

                CONDENSED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents

                           [Unaudited]

                                            For the Three  From Inception
                                             Months Ended   on August 3,
                                             January 31,   1998 Through
                                          ________________   January 31,
                                          2001        2000      2001
                                          _______  _______  ____________
Supplemental Disclosures of Cash Flow
information:
 Cash paid during the period for:
  Interest                                $     -  $     -  $      7,730
  Income taxes                            $     -  $     -  $          -

Supplemental schedule of Noncash Investing and Financing Activities:
 For the period ended January 31, 2001:
     The Company traded 16 calves with a value of $6,049 for 5 additional heifers.

 For the period ended January 31, 2000:
  None

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and
     Hedging Activities   deferral of the effective date of FASB Statement
     No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging
     Activities   and Amendment of SFAS No. 133", SFAS No. 139, "Recission
     of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                       R & R RANCHING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

       Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2001 and 2000 and for the periods then ended have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2000 audited financial statements. The results of operations for the periods ended January 31, 2001 are not necessarily indicative of the operating results for the full year.

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

       During the three months ended January 2001, operating costs related to the bison calves in the amount of $392 was capitalized. The Company also traded 16 calves for 5 additional cows.

       The following is a summary of bison as of January 31, 2001:

                                                     Accumulated
                       Quantity    Cost   Additions  Depreciation    Net
                       ________   ______  _________  ____________   ______
       Breeding Stock        30  $94,838  $   6,049  $    (11,923) $88,963
       Calves                 -        -          -             -        -
                       ________   ______  _________  ____________   ______
       Total Bison           30  $94,838  $   6,049  $    (11,923) $88,963
                       ________   ______  _________  ____________   ______

NOTE 3 - RELATED PARTY TRANSACTIONS

       Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison for a period of one year commencing January 1, 1999. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US and 25% of the proceed from the sale of calves. The agreement has been amended such that Blue Sky can receive some of the calves in lieu of the monthly management fee, the number of calves is to be determined by the Company's management. Blue Sky's president, director and controlling shareholder is the father of the Company's President and controlling shareholder. At January 31, 2001 the Company owed management fees of $2,885.

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

       During the six months ended July 31, 2000, the Company completed a public stock offering and issued 100,000 shares of its previously authorized, but unissued common stock and related A and B warrants for cash of $125,000, net of $12,330 in deferred offering costs. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The offering consisted of 100,000 units consisting of a total of 100,000 shares of common stock, 100,000 A warrants and 100,000 B warrants. Each A warrant allows the holder to purchase one share of common stock at a price of $2.50. Each B warrant allows the holder to purchase one share of common stock at a price of $5.00. The warrants are subject to adjustment in certain events and are exercisable for a period of five years from the date of the offering. The Company may call the warrants at their exercise price on 30 days notice at any time after issuance and prior to the expiration date of the warrants. The warrants may only be exercised or redeemed if a current prospectus is in effect. As of January 31, 2001, no warrants have been exercised.

       Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. As of January 31, 2001, no awards have been granted under the plan.

                       R & R RANCHING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

  NOTE 5 - GOING CONCERN

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception was only recently formed and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through sales of bison, which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising funds through bison sales or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

       The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares for the periods ended

                                         For the Nine     From Inception
                                         Months Ended      on August 3,
                                          January 31,      1998 Through
                                        _________________    January 31,
                                          2001     2000        2001
                                        ________ ________  ____________

     (Loss) from continuing operations
       applicable to common stock
       (numerator)                      $ (6,174)$ (5,744) $   (35,190)
                                        ________ ________  ____________
     Weighted average number of
       common shares outstanding
       used in (loss) per share during
       the period (denominator)        1,100,000 1,000,696   826,143
                                       _________ _________ ____________

                       R & R RANCHING, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

  NOTE 7 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At January 31, 2001, the Company has available unused operating loss carryforwards of approximately $35,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.
  The net deferred tax assets are approximately $11,900 as of January 31, 2001, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,900 during the three month period ended January 31, 2001.

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

          Calves born in the spring of 2000 were weaned during the month of December, 2000. R & R Ranching tagged (for identification purposes) and vaccinated its calves during the weaning period. R & R Ranching will pay Blue Sky $500 (Canadian) (approximately $US 335) per month under the management agreement. In exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows). With additional feed expenses and reimbursement of out-of-pocket expenses of its directors and officers, R & R Ranching expects annual costs of operation in 2001 to equal approximately $12,000. Management estimates that it will cost approximately $500 to raise a calf to the point where it is weaned and ready for sale. This figure includes the payment of one-fourth of sales proceeds to Blue Sky as discussed above. The price range for weaned heifer calves is about $1,200 to $1,500; for weaned bulls it is $1,000 to $1,200. Therefore, R & R Ranching expects to make a profit of $700 to $1,000 per heifer calf and $500 to $7,00 per bull calf. These figures depend on many factors, including for example: a calf crop of 90%; lack of factors that would complicate pregnancy and birth (e.g., unusually harsh weather, brucellosis and other diseases, inferior genetic stock); and stability of feed and bison prices. If any one of these factors changes, R & R Ranching's profitability could decrease significantly.

          During the next 12 months, management plans to begin searching for a suitable 1/4 section (160 acres) property to lease for its operations. Management intends to limit its search to the Province of Alberta, Canada, and will try to locate a full section (640 acres), with W. Malcolm C. Davidson, William R. Davidson's father, to lease three quarters and R & R Ranching to lease one quarter. If R & R Ranching is successful in its property search, it will have to transport the herd to the new facility, hire herd management personnel and begin paying directly for all costs that are currently covered by the management agreement. R & R Ranching would also be responsible for the purchase or lease of its own handling facilities (pens and chutes for restraining animals during breeding, veterinary treatment and transportation). Management believes that by locating R & R Ranching's herd next to W. Malcolm
C. Davidson's herd, both parties will be able to share handling facilities and reduce expenses. However, there is no formal agreement between the parties in this regard and it is possible that R & R Ranching may have to purchase handling facilities of its own. These facilities typically cost from $2,000 to $2,500. R & R Ranching has not allocated any of the proceeds from its offering to the acquisition of handling facilities. R & R Ranching will have to obtain them with operating revenues or through additional debt or equity funding if handling facilities become necessary in the next 12 months. R & R Ranching can provide no assurance that it will have enough money to acquire these facilities. Management expects that it will hire one person to operate its ranch once it has located a suitable property. The standard rate for ranch workers in Alberta is approximately $10 to $12 (Canadian) (approximately US$
6.50 to US$ 7.80) per hour. R & R Ranching believes that the labor pool in Alberta is large enough that it will not have difficulty finding a suitable worker. During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated bison sales. Currently, management has $18,195 remaining from the initial public offering. Management expects that the net proceeds remaining from its offering will be used to lease and fence its ranch, and to move its 30 bison to Canada by the end of the 2nd quarter 2001.

Results of Operations.
----------------------

          During the quarterly period ended January 31, 2001, the Registrant received total revenues of $0 and sustained a net loss of ($6,174).

Liquidity.
----------

          During the quarterly period ended January 31, 2001, the Registrant had total expenses of $6,174, while receiving $0 in revenues. At January 31, 2001, the Registrant had total assets of $107,158, of which $18,195 consisted of cash.

          The Company had cash of $18,195 at January 31, 2001. The money remaining from the offering will be used to establish operations in Canada and will be sufficient for one year without the Company obtaining additional financing.

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

          None, not applicable.

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

                                      R & R RANCHING, INC.



Date: 3/5/01                          By:/s/William R. Davidson
     --------------                     -----------------------------------
                                        William R. Davidson, President and
                                        Director


Date: 3/5/0                           By:/s/Allyson R. N. Davidson
     --------------                     ------------------------------------
                                        Allyson R. N. Davidson, Secretary/
                                        Treasurer