Form 10-Q
period 2001-04-30
R & R RANCHING INC
filed 2001-06-21
CIK 1081206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2001

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

                        1065 West 1150 South
                         Provo, Utah 84601
                         -----------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 802-0306


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

                              April 30, 2001

                                 1,100,000




R & R RANCHING, INC.
[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2001

R & R RANCHING, INC.
[A Development Stage Company]




CONTENTS

                    PAGE


Unaudited Condensed Balance Sheets, April 30, 2001 and
          October 31, 2000                                                 2


Unaudited Condensed Statements of Operations, for the three
months and six months ended April 30, 2001 and 2000
and from inception on August 3, 1998 through
April 30, 2001                                                          3


Unaudited Condensed Statements of Cash Flows, for
the six months ended April 30, 2001 and from inception
on August 3, 1998 through April 30, 2001                                  4 - 5


Notes to Unaudited Condensed Financial Statements                 6 - 10

Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements

       The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

R & R RANCHING, INC.
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

                                             April 30, October 31,
                                               2001        2000
                                             _________  _________
CURRENT ASSETS:
  Cash in bank                               $  5,675  $   26,283
  A/R                                          10,000            -
                                             _________  _________
        Total Current Assets                 $ 15,675  $   26,283

PROPERTY - BISON, net                          89,410       88,571
                                             _________   _________
                                             $105,085   $  114,854
                                             _________   _________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $   8,045   $   3,070
  Accounts payable - related party               3,890       3,130
                                             _________   _________
        Total Current Liabilities               11,935       6,200
                                             _________   _________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value
   10,000,000 shares authorized,
   no shares issued and outstanding                  -          -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,100,000 and 1,000,000 shares
   issued and outstanding, respectively          1,100      1,100
  Capital in excess of par value               136,570    136,570
  Deficit accumulated during the
   development stage                           (44,520)   (29,016)
                                             _________  _________
        Total Stockholders' Equity              93,150    108,654
                                             _________  _________
                                             $ 105,085  $ 114,854
                                             _________  _________

Note: The balance sheet at October 31, 1999 was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of this unaudited financial statement.

                          R & R RANCHING, INC.
                     [A Development Stage Company]


UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                    For the Three       For the Six         From Inception
                    Months Ended        Months Ended        on August 3,
                    April 30,           April 30,           1998 Through
                                                            April 30,
                    2001       2000     2001       2000          2001


REVENUE            $    -   $ 14,450   $      -    14,450     $   14,450
                   _______    _______   _______   _______  ____________
EXPENSES:
Bison Operating      3,058    12,657      4,921    12,929         21,272
Expenses General     6,272     6,329     10,583     9,613         29,968
& Administrative     _______  _______   _______    _______     ____________
Total Expenses       9,330    18,986    1 5,504    22,542         51,240
                     _______  _______   _______    _______     ____________
LOSS BEFORE OTHER
  EXPENSE:          (9,330)   (4,536)   (15,504)   (8,092)       (36,790)

OTHER EXPENSE:
   Interest Expense      -         -          -     2,188          7,730
                     _______  _______   _______    _______     ____________

LOSS BEFORE INCOME
  TAXES             (9,330)   (4,536)  (15,504)   (10,280)       (44,520)

CURRENT TAX EXPENSE      -         -         -          -              -

DEFERRED TAX EXPENSE     -         -         -          -              -
                     _______  _______   _______    _______     ____________

NET LOSS           $(9,330)   (4,536) $(15,504)  $(10,280)      $(44,520)
                    ________  ________   ________  ________    _____________

LOSS PER COMMON
  SHARE            $  (.01)  $  (.00) $   (.01)  $   (.01)      $   (.06)
                   ________  ________   ________   ________    _____________





The accompanying notes are an integral part of these unaudited condensed financial statements.
R & R RANCHING, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                             For the Six        From Inception
                                             Months Ended       on August 3,
                                             April 30,          1998 Through
                                           ________________     April 30,
                                             2001       2000    2001
                                             _______  _______   ____________
Cash Flows from Operating Activities:
 Net loss                                 $ (15,504) $(10,280) $   (44,520)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Write-off of organization costs                -         -          475
   Depreciation and amortization                  -         -           25
Changes in assets and liabilities:
    (Increase) in bison calves                 (839)   (2,633)      (5,410)
     Increase (decrease) in accounts payable   4,975   (10,580)       8,045
Increase (decrease) in accounts payable
     - related party                             760    (1,731)      3,390
Increase (decrease) in interest payable
     - related party                               -    (5,542)          -
                                             _______   _______  ____________
   Net Cash (Used) by Operating Activities   (10,608)  (30,766)    (37,995)
                                             _______   _______  ____________
Cash Flows from Investing Activities:
Payment of organization costs                      -         -          -
Purchase of bison                                  -         -    (84,000)
Increase in Deposits                         (10,000)        -    (10,000)
                                             _______   _______   ____________
Net Cash (Used) in Investing Activities      (10,000)        -    (94,000)
                                             _______   _______   ____________
Cash Flows from Financing Activities:
     Proceeds from of note payable -
 related party                                    -          -     70,000
     Payment on note payable                     -    (70,000)   (70,000)
     Proceeds from common stock issuance         -    125,000    150,000
     Payment of stock offering costs             -          -    (12,330)
                                             _______   _______   ____________
 Net Cash Provided by Financing Activities        -     55,000    137,670
                                             _______   _______   ____________
Net Increase in Cash and Cash Equivalents   (20,608)    24,234      5,675

Cash at Beginning of Period                  26,283      4,010          -
                                             _______    _______  ____________
Cash at End of Period                       $  5,675   $ 28,244   $  5,675
                                             ________   ________ _____________

[Continued]
R & R RANCHING, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                                  For the Six   From Inception
                                                  Months Ended  on August 3,
                                                  April 30,     1998 Through
                                                 _______________April 30,
                                                  2001    2000   2001
                                                  _______ _______ ____________
Supplemental Disclosures of Cash Flow information:
Cash paid during the period for:
Interest                                       $    -  $    -   $   7,730
Income taxes                                   $    -  $    -   $       -

Supplemental schedule of Noncash Investing and Financing Activities:
     For the period ended April 30, 2001:
          None

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

R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2000 audited financial statements. The results of operations for the periods ended April, 2001 are not necessarily indicative of the operating results for the full year.

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

     During the three months ended April 2001, operating costs related to the bison calves in the amount of $447 was capitalized.

     The following is a summary of bison as of April 30, 2001:

                                                      Accumulated
                      Quantity     Cost    Additions  Depreciation      Net
                      ________________________________________________________
Breeding Stock           30     $ 94,838   $   6,625  $  (18,101)     $ 83,362
Calves                   24            -       6,048          -          6,048
                   ________________________________________________________
Total Bison              54     $ 94,838   $  12,673  $  (18,101)     $ 89,410
                      ________________________________________________________

NOTE 3 - RELATED PARTY TRANSACTIONS

     Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison for a period of one year commencing January 1, 1999. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US and 25% of the proceed from the sale of calves. The agreement has been amended such that Blue Sky can receive some of the calves in lieu of the monthly management fee, the number of calves is to be determined by the Company's management. Blue Sky's president, director and controlling shareholder is the father of the Company's President and controlling shareholder. At April 30, 2001 the Company owed management fees of $3,890.

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

NOTE 4 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at July 30, 2001.

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

                                                For the Six     From Inception
                                                Months Ended    on August 3,
                                                April 30,       1998 Through
                                          __________________    January 31,
                                                2001     2000   2001
                                   ________  ________  ____________
(Loss) from continuing operations
applicable to common stock
(numerator)                              $ (15,504)    $(5,744) $  (44,520)
                                     ________     ________  ____________
Weighted average number of
common shares outstanding
used in (loss) per share during
the period (denominator)               1,100,000     1,000,690     805,778
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

NOTE 8 - SUBSEQUENT EVENT

On June 1, 2001, the Company issued 10,000,000 shares of common stock for $10,000 or $.001 per share and effectively changed control of the Company. In connection with the change of control, the directors and officers of the Company resigned after designating Fred L. Hall as the sole officer and director of the Company.

Item 2:   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

R & R Ranching has 30 bison cows in its breeding operations. Each bison cow is expected to deliver a calf during 2001 calving season. As of the date of this report, Blue Sky Bison reports that 24 of R&R Ranching's 30 cows have delivered calves, for a current cow-calf yield ratio of 80%. It is expected that the remaining cows will also deliver calves before the end of June 2001; however, R&R Ranching cannot accurately determine exactly the cow-calf yield until the calves are weaned from the cows during the last quarter of the calendar year. The bison industry cow-calf yield average is approximately 80%. Therefore, if any of R&R's remaining 6 cows deliver a calf, as management expects, then the Company will exceed industry averages for calf production during the 2001 calving season.

It is expected that R&R Ranching will sell a portion of its 2001 calves into the bison meat markets, after the calves are weaned in October/November. Management expects to be able to sell all of its calves from the 2001 season during the first or second quarter subsequent to its fiscal year end of October 31, 2002, although there can be no assurance that this will be the case. Because all of R & R Ranching's cows are young (about three to five years old), management hopes that it will not have to use many of its heifer calves to replace cows. This would allow R & R Ranching to sell almost all of its heifer calves while its cows are in their breeding prime. Currently, all of the cows and heifers owned are less than 5 years old. However, many factors, including illness and death of its existing cows, could force R & R Ranching to keep some of its annual heifer calf crop; this would have a negative effect on revenues because the replacement heifers would not be made available for sale.

R & R Ranching will continue its management agreement with Blue Sky Bison, renewable on a month by month basis. Because of the anticipated increase in production costs, management has agreed to new management terms with Blue Sky Bison. R&R will continue to pay $500 (Canadian) (approximately $US 335) per month under the management agreement to Blue Sky Bison. Additionally, R&R will pay any cash expenditures for production costs that exceed $400/month. Blue Sky Bison will provide an accounting to R&R Ranching on quarterly basis, to ascertain any production costs exceeding $400/month. In exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows). With additional feed expenses and reimbursement of out-of-pocket expenses of its directors and officers, R & R Ranching expects annual costs of operation in 2001 to equal approximately $15,000. Therefore, management estimates that it will cost approximately $500 to raise a calf to the point where the calf is weaned and ready for sale. Production costs will increase if any one of R&R Ranching's cows does not calve or if a calf is lost.

The current price range for weaned heifer calves is about $1,000 to $1,500; for weaned bulls it is $700 to $900. Therefore, R & R Ranching expects to make a profit of $500 to $1,000 per heifer calf and $200 to $400 per bull calf. These figures depend on many factors, including for example: a calf crop of 90%; lack of factors that would complicate pregnancy and birth (e.g., unusually harsh weather, brucellosis and other diseases, inferior genetic stock); and stability of feed and bison prices. If any one of these factors changes, R & R Ranching's profitability could decrease significantly.

Currently market prices for bison are lower than the prices have been in the last three years. The lack of demand has been caused by a slowing economy, by cash-strapped producers selling large herds of bison cows and calves at a discount to cover expense shortfalls, and with water shortages in Montana, North Dakota, South Dakota, and Alberta, producers lack the precipitation for pastures and forage production. R&R Ranching's principle customers for its animals are located in Montana, North Dakota, South Dakota, and Alberta; therefore, the water shortages will effect R&R Ranching's principle assets and possibly the prices received for animals sold into the bison meat or bison breeding markets during the 2001 season. The water shortages have increased bison production costs because producers have to supplement pasture feeding. The pastures are not producing the forage necessary to sustain a growing herd, because of the lack of precipitation. R&R currently has several buyers expressing an interest in R & R Ranching's calves. However, the terms of sale will not be negotiated until the end of the calendar year, when it the company can determine if market prices are such that R&R should sell its calf crop. Even with the a down market with increased production costs, R&R anticipates Blue Sky Bison will complete and market R&R Ranching's calves if the right price can be negotiated. If the right price cannot be negotiated, R&R will exchange the calves born in 2001 for animals that will produce a calf in 2002. R&R has in the past used a similar strategy of exchanging calves for bred heifers/bred cows to improve and progress the bison breeding asset base. The exchange of calves for bred cows enables R&R to diversify its asset base, to acquire an animal that will produce another calf by the next breeding season, thereby, providing for an increase in revenues in 2002. Management also anticipates that market prices will stabilize and increase over the next 12-15 months; however, management cannot accurately determine or assess what exactly the market conditions will be over the next 12-15 months.

Most bison operations breed bulls at the rate of about one bull to 10 cows. The management agreement provides for Blue Sky to supply bulls for breeding, so R & R Ranching will not require breeding bulls of its own until it moves its operations to its own location as discussed below. Once this occurs, R&R Ranching will keep about one bull for every 10 cows, to be bred for two years. Bison ranchers commonly keep bulls and cows together and let nature dictate the breeding season. Most breeding occurs in July and August, with a 275 day gestation period. R & R Ranching will breed its 30 cows during each cow's normal cycle during the months of July and August. Management's current plan is to use Blue Sky Bison's bulls for the 2001 breeding season. It is expected that each cow will be bred during her normal cycle during the months July or August of 2001.

Management is currently searching for a suitable 1/4 section (160 acres) property to lease for its operations.
Management intends to limit its search to the Province of Alberta, Canada, and will try to locate a full section (640 acres), with W. Malcolm C. Davidson, William R. Davidson's father, to lease three quarters and R & R Ranching to lease one quarter. If R & R Ranching is successful in its property search, it will have to transport the herd to the new facility, hire herd management personnel and begin paying directly for all costs that are currently covered by the management agreement. R & R Ranching would also be responsible for the purchase or lease of its own handling facilities (pens and chutes for restraining animals during breeding, veterinary treatment and transportation). Management believes that by locating R & R Ranching's herd next to W. Malcolm
C. Davidson's herd, both parties will be able to share handling facilities and reduce expenses. However, there is no formal agreement between the parties in this regard and it is possible that R & R Ranching may have to purchase handling facilities of its own. These facilities typically cost from $2,000 to $2,500. R & R Ranching has not allocated any of the proceeds from its offering to the acquisition of handling facilities. R & R Ranching will have to obtain them with operating revenues or through additional debt or equity funding if handling facilities become necessary in the next 12 months. R & R Ranching can provide no assurance that it will have enough money to acquire these facilities. Management expects that it will hire one person to operate its ranch once it has located a suitable property. The standard rate for ranch workers in Alberta is approximately $10 to $12 (Canadian) (approximately US$
6.50 to US$ 7.80) per hour. R & R Ranching believes that the labor pool in Alberta is large enough that it will not have difficulty finding a suitable worker.

During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated bison sales. Currently, management has $15,195 remaining from the initial public offering. Management expects that the net proceeds remaining from its offering will be used to lease and fence its ranch, and to move its 30 bison to Canada. Management expected to move R&R's herd to Canada by the end of March 2001. However, management decided to not move the animals to Canada because each of the Company's cow's was in the latest stages of gestation and the company did not want to risk losing any calves caused by the additional animal stress in a move to new facilities in Canada. Management anticipates moving its entire herd to Canada by the end of the 2001.


Results of Operations.
----------------------
During the quarterly period ended April 30, 2001, the Registrant received total revenues of $0 and sustained a net loss of ($9,330.00)

Liquidity.
----------

          During the quarterly period ended April 30, 2001, the Registrant had total expenses of ($9,330.00), while receiving $0 in revenues. At April 30, 2001 the Registrant had total assets of $105,085.


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

Subsequent to the date of this report, the registrant filed SEC Form 8-K on June 11, 2001 indicating that on June 1, 2001, the Board of Directors of the Registrant adopted, ratified and approved a resolution to issue 10,000,000 "unregistered" and "restricted" shares of its $0.001 par value common voting stock to Fred L. Hall in consideration of the sum of $10,000 paid by personal check of Fred L.Hall. This action was approved by the majority stockholders of the Registrant on June 1, 2001.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

Subsequent to the date of this report, the registrant filed SEC Form 8-K on June 11, 2001 indicating effective as of June 1, 2001, William R. Davidson, President and director and Allyson R. N. Davidson, Secretary and Treasurer resigned as officers and sole director of the Registrant after designating Fred L. Hall as the sole officer and director of the Registrant.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Registration Statement on Form SB-2 (Amendment No. 2)*

          (b)  Reports on Form 8-K.

See filing of Form 8-K on June 11, 2001, the registrant adopted, ratified, and approved a resolution to change control of the registrant. The registrant also had a change in directors and executive officers.



                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      R & R RANCHING, INC.


Date: 06/19/01                         By:/s/Fred L. Hall
     --------------                     -----------------------------
                                        Fred L. Hall, President and
                                        Director