Form 10-Q
period 2001-07-31
R & R RANCHING INC
filed 2001-09-27
CIK 1081206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2001

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

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: July 31, 2001 1,100,000



R & R RANCHING, INC.
[A Development Stage Company]




CONTENTS

                    PAGE

Unaudited Condensed Balance Sheets, July 31, 2001 and
October 31, 2000    2


Unaudited Condensed Statements of Operations, for the three
months and six months ended July 31, 2001 and 2000
and from inception on August 3, 1998 through
July 31, 2001  3


Unaudited Condensed Statements of Cash Flows, for
the six months ended July 31, 2001 and from inception
on August 3, 1998 through July 31, 2001                              4 - 5


Notes to Unaudited Condensed Financial Statements     6 - 10

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

R & R RANCHING, INC.
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

                                             July 31, October 31,
                                               2001        2000
                                             _________  _________
CURRENT ASSETS:
  Cash in bank                               $ 12,800  $    26,283
  A/R                                  10,000     -
                                             _________  _________
        Total Current Assets                 $ 22,800  $   26,283

PROPERTY - BISON, net                          89,896      88,571
                                             _________   _________
                                             $112,696  $  114,854
                                             _________   _________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $   6,448   $   3,070
  Accounts payable - related party               4,895       3,130
                                             _________   _________
        Total Current Liabilities               11,343       6,200
                                             _________   _________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value
   10,000,000 shares authorized,
   no shares issued and outstanding                  -          -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,100,000 and 1,000,000 shares
   issued and outstanding, respectively         11,100      1,100
  Capital in excess of par value               136,570    136,570
  Deficit accumulated during the
   development stage                           (46,317)   (29,016)
                                             _________  _________
        Total Stockholders' Equity             101,353    108,654
                                             _________  _________
                                             $ 112,696  $ 114,854
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

The accompanying notes are an integral part of this unaudited financial statement.
                          R & R RANCHING, INC.
                     [A Development Stage Company]


UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                    For the Three       For the Six      From Inception
                    Months Ended        Months Ended   on August 3,1998
                    July 31,            July 31 30,    Through July 31,
                    2001     2000         2001       2000      2001
REVENUE           $      -  $      -   $      -    14,450     $   14,450
                   _______  _______    _______    _______    ____________
EXPENSES:
Bison Operating        520       513      5,441    12,042         21,792
Expenses General     1,278     3,205     11,861    12,818         31,245
& Administrative     _______  _______   _______    _______     ____________
     Total Expenses     1,798     3,718     17,302    24,860         53,037
                     _______  _______   _______    _______     ____________
LOSS BEFORE OTHER
  EXPENSE:          (1,798)   (3,718)   (17,302)  (10,410)       (38,587)

OTHER EXPENSE:
     Interest Expense      -         -          -     2,188          7,730
                     _______  _______   _______    _______     ____________

LOSS BEFORE INCOME
  TAXES             (1,798)   (3,718)   (17,302)  (12,598)       (46,317)

CURRENT TAX EXPENSE      -         -         -          -              -

DEFERRED TAX EXPENSE     -         -         -          -              -
                     _______  _______   _______    _______     ____________

NET LOSS           $(1,798)   (3,718) $ (17,302) $(12,598)      $(46,317)
                    ________  ________   ________  ________    _____________

LOSS PER COMMON
  SHARE            $  (.01)  $  (.00) $   (.01)  $   (.01)      $   (.03)
                   ________  ________   ________   ________    _____________





The accompanying notes are an integral part of these unaudited condensed financial statements.

R & R RANCHING, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                             For the Six        From Inception
                                             Months Ended       on August 3,
                                             April 30,          1998 Through
                                           ________________     April 30,
                                             2001       2000    2001
                                             _______  _______   ____________
Cash Flows from Operating Activities:
 Net loss                                 $ (17,302) $(12,598) $   (46,317)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Write-off of organization costs                -         -          475
          Depreciation and amortization                  -         -           25
          Changes in assets and liabilities:
               (Increase) in bison calves               (1,323)   (4,524)      (5,895)
               Increase (decrease) in accounts payable   3,378    (9,337)       6,448
               Increase (decrease) in accounts payable
     - related party                           1,765      (726)       4,895
               Increase (decrease) in interest payable
     - related party                               -    (5,542)          -
                                             _______   _______  ____________
          Net Cash (Used) by Operating Activities   (13,482)  (32,727)    (40,369)
                                             _______   _______  ____________
Cash Flows from Investing Activities:
     Payment of organization costs                    -          -       (500)
     Purchase of bison                                -          -    (84,000)
     Increase in Deposits                       (10,000)         -    (10,000)
                                             _______   _______   ____________
     Net Cash (Used) in Investing Activities    (10,000)         -    (94,000)
                                             _______   _______   ____________
Cash Flows from Financing Activities:
     Proceeds from of note payable -
 related party                                    -          -     70,000
     Payment on note payable                          -    (70,000)   (70,000)
     Proceeds from common stock issuance         10,000    125,000    160,000
     Payment of stock offering costs                  -          -    (12,330)
                                             _______   _______   ____________
     Net Cash Provided by Financing Activities   10,000     55,000    147,670
                                             _______   _______   ____________
Net Increase in Cash and Cash Equivalents   (13,482)     22,273     12,801

Cash at Beginning of Period                  26,283       4,010          -
                                             _______    _______  ____________
Cash at End of Period             $ 12,801    $ 26,283   $ 12,801
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

During the three months ended April 2001, operating costs related to the bison calves in the amount of $447 was capitalized.
The following is a summary of bison as of April 30, 2001:

                                                      Accumulated
                      Quantity     Cost    Additions  Depreciation      Net

Breeding Stock          30     $ 94,838   $   6,049  $  (18,487)     $ 82,400
Calves                  28            -       7,496          -          7,496
Total Bison            58     $ 94,838   $  13,545  $  (18,487)     $ 89,996

NOTE 3 - RELATED PARTY TRANSACTIONS

Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison for a period of one year commencing January 1, 1999. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US and 25% of the proceed from the sale of calves. The agreement has been amended such that Blue Sky can receive some of the calves in lieu of the monthly management fee, the number of calves is to be determined by the Company's management. Blue Sky's president, director and controlling shareholder is the father of the Company's President and controlling shareholder. At
July 31, 2001 the Company owed management fees of $4,895.

Management Compensation - The Company has not paid any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company as allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

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

                          For the Three    For the Nine        From Inception
                          Months Ended     Months Ended        on August 3,
                          July 31,         July 31,            1998 Through
                                          __________________   January 31,
                          2001      2000   2001     2000           2001
                          _______________  ______________   ________________
(Loss) from continuing
operations applicable
to common stock
numerator)              $(1,798) $(3,718) $(15,504) $(5,744)    $  (44,520)
                         ________________  ______________   ________________
Weighted average number
of common shares
outstanding used in
(loss) per share during
the period (denominator)7,693,407 1,100,000 3,297,802 1,094,319  1,362,657

R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/ liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At July 31, 2001, the Company has available unused operating loss carryforwards of approximately $46,317, which may be applied against future taxable income and which expire in various years through 2021.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in Part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $15,800 as of July 31, 2001, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,900 during the nine month period ended July 31, 2001.

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


Item 2:   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

R & R Ranching has 30 bison cows in its breeding operations. Each bison cow is expected to deliver a calf during the 2001 calving season. As of the date of this report, Blue Sky Bison reports that 28 of R&R Ranching's 30 cows have delivered calves, for a current cow-calf yield ratio of 93%. A complete inventory and review will be completed in October 2001 to accurately determine and account for R&R Ranching's 2001 production record. The bison industry cow-calf yield average is approximately 80%.


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

The current price range for weaned heifer calves is about $1,000 to $1,500; for weaned bulls it is $700 to $900. Therefore, R & R Ranching expects to make a profit of $500 to $1,000 per heifer calf and $200 to $400 per bull calf. The Company has had preliminary discussions with various customers and has discussed prices based upon current market transactions. These figures depend on many factors, including for example: a calf crop of 90%; lack of factors that would complicate pregnancy and birth (e.g.,unusually harsh weather,brucellosis and other diseases, inferior genetic stock); and stability of feed and bison prices. If any one of these factors changes, R & R Ranching's profitability could decrease significantly. However,the Company can not assure that the prices discussed will result in contract agreement until the calves are weaned during October 2001.

Currently market prices for bison are lower than the prices have been in the last three years. The lack of demand has been caused by a slowing economy, by cash-strapped producers selling large herds of bisoncows and calves at a discount to cover expense shortfalls, and with water shortages in Montana,North Dakota, South Dakota, and Alberta, producers lack the precipitation for pastures and forage production. R&R Ranching's principle customers for its animals are located inMontana, North Dakota, South Dakota, and Alberta; therefore, the water shortages will effect R&R Ranching's principle assets and possibly the prices received for animals sold into the bison meat or bison breeding markets during the 2001 season. The water shortages have increased bison production costs because producers have to supplement pasture feeding. The pastures are not producing the forage necessary to sustain a growing herd, because of the lack of precipitation. R&R currently has several buyers expressing an interest in R & R Ranching's calves. However, the terms of sale will not be negotiated until the end of the calendar year, when it the company can determine if market prices are such that R&R should sell its calf crop. Even with the a down market with increased production costs, R&R anticipates Blue Sky Bison will complete and market R&R Ranching's calves if the right price can be negotiated. If the right price cannot be negotiated, R&R will exchange the calves born in 2001 for animals that will produce a calf in 2002. R&R has in the past used a similar strategy of exchanging calves for bred heifers/bred cows to improve and progress the bison breeding asset base. The exchange of calves for bred cows enables R&R to diversify its asset base, to acquire an animal that will produce another calf by the next breeding season, thereby, providing for an increase in revenues in 2002. Management alsoanticipates that market prices will stabilize and increase over the next 12-15 months; however, management cannot accurately determine or assess what exactly the market conditions will be over the next 12-15 months.

Most bison operations breed bulls at the rate of about one bull to 10 cows. The management agreement provides for Blue Sky to supply bulls for breeding, so R & R Ranching will not require breeding bulls of its own until it moves its operations to its own location as discussed below. Once this occurs, R&R Ranching will keep about one bull for every 10 cows, to be bred for two years. Bison ranchers commonly keep bulls and cows together and let nature dictate the breeding season. Most breeding occurs in July and August, with a 275 day gestation period. R & R Ranching will breed its 30 cows during each cow's normal cycle during the months of July and August. Management's current plan is to use
Blue Sky Bison's bulls for the 2001 breeding season. It is expected that each cow was bred during her normal cycle during the months July or August. Blue Sky Bison will provide pregnancy tests for each of the Company's cows during the weaning, the vaccination, and the inventory period in October/November 2001.

Management is currently searching for a suitable 1/4 section
(160 acres)property to lease for its operations. Management intends to limit its search to the Province of Alberta, Canada, and will try to locate a full section (640 acres), with W.
Malcolm C. Davidson, William R. Davidson's father, to lease three quarters and R & R Ranching to lease one quarter. If
R & R Ranching is successful in its property search, it will have to transport the herd to the new facility, hire herd management personnel and begin paying directly for all costs that are currently covered by the management agreement. R & R Ranching would also be responsible for the purchase or lease of its own handling facilities (pens and chutes for restraining animals during breeding, veterinary treatment and transportation).

Management believes that by locating R & R Ranching's herd next to W. Malcolm C. Davidson's herd, both parties will be able to share handling facilities and reduce expenses. However, there is no formal agreement between the parties in this regard and it is possible that R & R Ranching may have to purchase handling facilities of its own. These facilities typically cost from $2,000 to $2,500. R & R Ranching has not allocated any of the proceeds from its offering to the acquisition of handling facilities. R & R Ranching will have to obtain them with operating revenues or through additional debt or equity funding if handling facilities become necessary in the next
12 months. R & R Ranching can provide no assurance that it will have enough money to acquire these facilities. Management expects that it will hire one person to operate its ranch once it has located a suitable property. The standard rate for ranch workers in Alberta is approximately $10 to $12 (Canadian) (approximately US$6.50 to US$ 7.80) per hour. R & R Ranching believes that the labor pool in Alberta is large enough that it will not have difficulty finding a suitable worker. During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated bison sales. Management anticipates moving its entire herd to Canada by the end of the December 2001.

Additionally, the Company has begun to pursue other alternatives to create liquidity for the Company's shareholders. As of the date of this report no formal agreements or understandings have been established or agreed upon.


Results of Operations.
----------------------
During the quarterly period ended July 31, 2001, the Registrant received total revenues of $0 and sustained a net loss of
($1,798.00)

Liquidity.
----------

          During the quarterly period ended July 31, 2001, the Registrant had total expenses of ($1,798.00), while receiving $0 in revenues.  At July 31 2001
 the Registrant had total assets of $105,085.


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



                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of1934, the Registrant has duly caused this Report to be signed on its behalfby the undersigned thereunto duly authorized.

                                      R & R RANCHING, INC.


Date: 09/24/01                         By:/s/Fred L. Hall
     --------------                     -----------------------------
                                        Fred L. Hall, President and
                                        Director