Form 10-K
period 2001-10-31
R & R RANCHING INC
filed 2002-02-05
CIK 1081206

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF
1934

     For the fiscal year ended October 31, 2001
                               ----------------

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

                          1065 West 1150 South
                         Provo, Utah 84601
                      -----------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 377-1758

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

     (1)   Yes  X    No            (2)   Yes   X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: October 31, 2001 -
$0.00.

For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

October 31, 2001 - $561,000.00.  There are approximately 1,100,000 shares of common voting stock of the Registrant held by non-affiliates. This valuation is based upon the average bid prices on October 31, 2001, for our common stock on the OTC Bulletin Board of the NASD.


           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          January 21, 2001

                              11,100,000

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

                         See Part III, Item 13

   Transitional Small Business Issuer Format   Yes  X   No ___

                               PART I

Item 1.  Description of Business.       -----------------------

Business Development.
--------------------

     Corporate Developments.
     ----------------------
          R & R Ranching is a Nevada corporation organized on August 3, 1998, for the purpose of breeding and raising bison.
On February 11, 2000, it completed an offering of 100,000 Units pursuant to a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on September 1, 1999. The Units consist of one share of common stock, one A Warrant to purchase one share of common stock at a price of $2.50 and one B Warrant to purchase one share of common stock at a price of $5.00. The purpose of the offering was to raise funding to pay off a related party loan and to commence ranching operations.

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

     On June 1, 2001, the Board of Directors of the Registrant adopted, ratified and approved a resolution to issue 10,000,000 "unregistered" and "restricted" shares of its $0.001 par value common voting stock to Fred L. Hall in consideration of the sum of $10,000 paid by personal check of Fred L. Hall. This action was approved by the majority stockholders of the Registrant on June 1, 2001. As a result of this transaction, Mr. Hall became R&R Ranching's sole control person.

          Principal Products or Services and Their Markets
          ------------------------------------------------

          Bison, or American Plains Buffalo, are native to the American and Canadian plains. Although they were slaughtered near the point of extinction in the late 19th century, recent estimates have suggested that there are now approximately 250,000 bison in the World.

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

          Breeding stock is generally marketed to other bison producers in bison-related publications such as the Western Livestock Journal and Bison World, the official publication of the National Bison Association. Local newspapers and agricultural publications are also common marketing methods. In addition, state and national bison associations often have booths and provide marketing information at agricultural events.

          Under the management agreement, Blue Sky assists in marketing, selling and transporting R & R Ranching's breeding stock at R & R Ranching's expense, and to market and sell R & R Ranching's . yearly calf crop at Blue Sky's expense. "Breeding stock" refers to bison that are used to increase the size and quality of the herd through breeding. The yearly calf crop is the product of the breeding stock, and may itself be used as meat or as breeding stock.

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

          R & R Ranching has no plans to advertise its products in the foreseeable future. However, R&R Ranching is active in national and local bison associations in order to develop the networking contacts necessary to market its bison. There can be no assurance that R & R Ranching will be able to successfully produce or market enough animals to make its operations profitable.



          Competitive Business Conditions
          -------------------------------

          The bison industry is diffuse; this is the case with most agricultural industries. The National Bison Association estimates that in 2001, approximately 250,000 head were being raised by over 2,400 producers in all 50 States, and 20 countries. Bison producers range in size from hobby farmers who maintain a few animals as a side interest or tourist attraction to large producers owning several hundred to several thousand bison.

          R & R Ranching began operations with a herd of only
20 mature cows. Currently, R&R Ranching has 30 mature breeding cows. Because of the large number of producers in North America, many of which will have substantially larger herds and facilities, management expects that its operations will be a very small part of the overall bison industry. R & R Ranching hopes to develop a reputation as a breeder of high quality stock, which it believes will enhance its competitive position in the industry. However, even if its operations are successful, R & R Ranching will almost certainly remain a small player.

            R & R Ranching's most significant competition will come from Adam Ranch in northern Alberta, and Tatonka Ranch in Saskatchewan. These are the two largest Canadian bison ranches.
Each has more than 1000 cows.

          Currently, the principal market for bison cows is as breeding stock. As additional producers enter the market and begin breeding operations, supply will almost certainly increase, making R & R Ranching's role in the bison industry even less significant. In addition, overproduction of bison cows may result in lower market prices for R & R Ranching's products, which would reduce its profitability.

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

          R & R Ranching plans to raise its bison in Alberta, Canada and in Montana to focus on the production of bison for breeding. Therefore, management does not believe that obtaining
USDA approval of its animals will be necessary.

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

          Research and Development
          ------------------------

          R & R Ranching expects that research and development will not be a significant part of its operations, other than using well-established selective breeding techniques to ensure the quality of its herd.

          Costs and Effects of Compliance with Environmental Laws
          -------------------------------------------------------

          Management believes that compliance with environmental laws will require a significant portion of its resources.

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

THE LACK OF ORGANIZATION IN THE BISON MEAT MARKET MAY MAKE THE
COMPANY'S BISON
HARDER TO SELL

          The bison production industry lacks well defined and established channels of product distribution because it is a new industry. There is no large-scale, organized system for wholesaling or retailing buffalo products.

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

FRED L. HALL HAS VOTING CONTROL OF R & R RANCHING

          Fred L. Hall can elect all of R & R Ranching's directors, who in turn appoint all executive officers, without regard to the votes of other stockholders. Mr. Hall has absolute control over the management and affairs of R & R Ranching.
Mr. Hall currently owns approximately 90% of R & R Ranching's outstanding voting securities (not taking into account the exercise of any of the Warrants). See "Security Ownership of Certain Beneficial Owners and Management."

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

Item 2.  Description of Property.
--------------------------------

          R & R Ranching does not currently own any property.
Its executive office is the office of Fred L. Hall, its President, and is provided rent free. .

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

          The Company has 11,000,000 "unregistered" and "restricted" shares of common stock outstanding. The 10,000,000 shares of stock are beneficially owned by Fred L. Hall and 1,000,000 shares of stock were issued to William R Davidson in 1998. In 2001, William R. Davidson gifted 500,000 shares to a tax exempt non-profit organization. All 1,000,000 shares could be sold under Rule 144(k) without regard to any volume limitations of Rule 144. Future sales of any of these shares, or any shares issued under the 1998 Stock Option Plan or otherwise may decrease the market price of R&R Ranching's common stock in any "public market" that may develop for the common stock.

Holders.
--------

          As of January 21, 2002, R & R Ranching has 62 record stockholders.

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

Sales of Unregistered Securities During the Past Five Years.
-----------------------------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that R & R Ranching has sold since inception, and which were not registered under the 1933 Act:

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares    Consideration
-------------            --------       ------    -------------
Fred L. Hall             6/1/01     10,000,000      $10,000

          Management believes that Mr. Hall is an "accredited investor" as that term is defined under applicable federal and state securities laws, rules and regulations, because he is a director and executive officer of R & R Ranching. Management also believes that the offer and sale of these shares of common stock were exempt from the registration requirements of Section
5 of the Act pursuant to Section 4(2) thereof, and from similar states' securities laws, rules and regulations covering the offer and sale of securities by available state exemptions from such registration.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

          R & R Ranching's plan of operation for the next 12 months is to continue with its bison operation under the management agreement with Blue Sky Bison. As of the date of this Report, R & R Ranching's has 30 cows and 28 calves.
It is expected that each of the 30 cows is pregnant and will deliver a calf in the spring 2002, assuming each cow was bred during the 2001 breeding season. Management assumes that each cow is pregnant based upon observation, however, it cannot accurately account for pregnancy until after the 2002 calving season. R&R Ranching currently is feeding the 28 calves born in 2001 and are actively seeking buyers in the bison breeding or bison meat markets.

          As of the date of this Report, Several buyers have expressed an interest in purchasing R & R Ranching's calves.
R&R anticipates Blue Sky Bison will complete and market R&R Ranching's calves. However, current negotiations have not yielded a satisfying sales contract for the calves. Because all of R & R Ranching's cows are young (about three to six years old), management hopes that it will not have to use many of its heifer calves to replace cows. This would allow
R & R Ranching to sell almost all of its heifer calves while its cows are in their breeding prime. Currently, all of the cows and heifers owned are less than 6 years old. However, many factors, including illness and death of its existing cows, could force R & R Ranching to keep some of its annual heifer calf crop; this would have a negative effect on revenues because the replacement heifers would not be made available for sale.

          Most bison operations breed bulls at the rate of about one bull to 10 cows. Because the cows that it received under the Purchase Agreement were already pregnant, breeding bulls were not used until the 1999 fall breeding season. The management agreement provides for Blue Sky to supply bulls for breeding, so R & R Ranching will not require breeding bulls of its own until it moves its operations to its own location as discussed below. Once this occurs, R & R Ranching will keep about one bull for every 10 cows, to be bred for two years. Currently, it appears that all of R&R Ranching's 30 cows are pregnant, and were bred during the 2001 breeding season. R & R Ranching will have to keep replacement bulls from its own herd (or purchase them, on a regular basis) in order to ensure genetic diversity and avoid inbreeding. Bison ranchers commonly keep bulls and cows together and let nature dictate the breeding season. Most breeding occurs in July and August, with a 275 day gestation period. R & R Ranching will breed its 30 cows during each cow's normal cycle during the months of July and August. Management's current plan is to use Blue Sky Bison's bulls for the 2001 breeding season.

          Calves born in the spring of 2001 were weaned during the month of November, 2001. R & R Ranching tagged (for identification purposes) and vaccinated its calves during the weaning period. R & R Ranching will pay Blue Sky $500
(Canadian) (approximately $US 335) per month under the management agreement, and will pay to Blue Sky one-fourth
(1/4) of the proceeds from the sales of its bulls and heifers during 1999. In exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows).
With additional feed expenses and reimbursement of out-of-pocket expenses of its directors and officers, R & R Ranching expects annual costs of operation in 2000 to equal approximately $12,000. Management estimates that it will cost approximately $500 to raise a calf to the point where it is weaned and ready for sale. This figure includes the payment of one-fourth of sales proceeds to Blue Sky as discussed above. The price range for weaned heifer calves is about $1,200 to $1,500; for weaned bulls it is $1,000 to $1,200. Therefore, R & R Ranching expects to make a profit of $700 to $1,000 per heifer calf and $500 to $7,00 per bull calf. These figures depend on many factors, including for example: a calf crop of 90%; lack of factors that would complicate pregnancy and birth (e.g., unusually harsh weather, brucellosis and other diseases, inferior genetic stock); and stability of feed and bison prices. If any one of these factors changes, R & R Ranching's profitability could decrease significantly.

          During the next 12 months, management expects to continue its breeding operations in Melstone, Montana. During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated bison sales.


Results of Operations.
----------------------

          There were revenues for the year ended October 31, of 2001, were $0; and expenses were $18,831; and losses were ($18,831). These losses were primarily the result of general and administrative expenses.

Liquidity.
----------

          The Company had cash of $12,801 at October 31, 2001.

Item 7.  Financial Statements.
-----------------------------












     R & R RANCHING, INC.
     [A Development Stage Company]

     FINANCIAL STATEMENTS

     OCTOBER 31, 2001

     R & R RANCHING, INC.
     [A Development Stage Company]


CONTENTS
                    PAGE

          Independent Auditors' Report  1


          Balance Sheet, October 31, 2001    2


          Statements of Operations, for the year ended
               October 31, 2001 and 2000 and from inception
               on August 3, 1998 through October 31, 2001   3


          Statements of Stockholders' Equity, from inception
               on August 3, 1998 through October 31, 2001   4


          Statements of Cash Flows, for the year ended
          October 31, 2001 and 2000 and from inception
               on August 3, 1998 through October 31, 2001   5 - 6


          Notes to Financial Statements 7 - 11










INDEPENDENT AUDITORS' REPORT


Board of Directors
R & R RANCHING, INC.
Springville, Utah

We have audited the Balance Sheet of R & R Ranching, Inc.
[a development stage company] as of October 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year ended October 31, 2001 and 2000 and for the periods from inception on August 3, 1998 through October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R & R Ranching, Inc. [a development stage company] as of October 31, 2001, and the results of their operations and their cash flows for the year ended October 31, 2001 and 2000 and for the periods from inception through October 31, 2001, in conformity with generally accepted accounting principles of the United States.

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



DRAFT

January 9, 2002
Salt Lake City, Utah

     R & R RANCHING, INC.
     [A Development Stage Company]

     BALANCE SHEET

     ASSETS

                                         October 31,
                                           2001
                                         ___________
CURRENT ASSETS:
     Cash in bank                      $     12,801
                                        ___________
               Total Current Assets          12,801

PROPERTY   BISON, net                           90,219
DEPOSITS                                    10,000
                                        ___________
                                        $   113,020
                                     _____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                       $     7,297
     Accounts payable   related party        5,900
                                        ___________
          Total Current Liabilities          13,197
                                        ___________

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
          10,000,000 shares authorized,
          no shares issued and outstanding        -
     Common stock, $.001 par value,
          50,000,000 shares authorized,
          11,100,000 shares issued and
          outstanding         11,100
     Capital in excess of par value          136,570
     Deficit accumulated during the
       development stage                 (47,847)
                                         ___________
          Total Stockholders' Equity         99,823
                                        ___________
                                      $ 113,020
                                        _____________




The accompanying notes are an integral part of this financial statement.

R & R RANCHING, INC.
[A Development Stage Company]

STATEMENTS OF OPERATIONS
                                     For the                From Inception
                                     Year Ended            on August 3,
                                     October 31,           1998 Through
                     ____________________________________   October 31,
                               2001            2000              2001
                     _________________   _________________ _________________
REVENUE              $        -     $   14,450      $  14,450
                     _________________   _________________ _________________
EXPENSES:

Bison Operating
Expenses                    6,132        14,676         22,483
General and
Administrative            12,709         13,517         32,084
                     _________________   _________________ _________________
     Total Expenses      18,831          28,193         54,567
                     _________________   _________________ _________________
LOSS BEFORE OTHER
EXPENSE                   (18,831)      (13,743)      (40,117)

OTHER (EXPENSE):
Interest Expense                    -          2,188         7,730
                     _________________   _________________ _________________

LOSS BEFORE INCOME
TAXES                           (18,831)          (15,931)     (47,847)

CURRENT TAX EXPENSE           -               -            -

DEFERRED TAX EXPENSE               -               -            -
                     _________________   _________________ _________________

NET LOSS            $     (18,831)  $   (15,931)   $   (47,847)
                     _________________   _________________ _________________

LOSS PER COMMON SHARE    $      (.00)    $      (.02)   $      (.02)
                     _________________   _________________ _________________








The accompanying notes are an integral part of these financial statements.

R & R RANCHING, INC.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION ON AUGUST 3, 1998

THROUGH OCTOBER 31, 2001

                                                              Deficit
                                                          Accumulated
               Preferred Stock     Common Stock    Capital in    During the
                                             Excess of Development
               Shares   Amount  Shares   Amount   Par Value Stage
               ________ ______  ______  ______   __________ ___________
BALANCE, August 3,
1998                   - $     -      -  $   -   $           -   $    -

Issuance of
1,000,000 shares
of common stock
at $.025 per share  -     - 1,000,000  1,000  24,000        -

Net loss for the
period ended
October 31, 1998          -    -        -    -         -     (1,002)
                 ________ ______  ______  ______   __________    ___________
BALANCE,   October
31, 1998              -   - 1,000,000  1,000  24,000    (1,002)

Net loss for the
period ended
October 31, 1999          -    -        -    -         -    (12,083)
                 ________ ______  ______  ______   __________    ___________
BALANCE, October
31, 1999              -   - 1,000,000  1,000  24,000   (13,085)

Issuance of common
stock for cash at
$1.25 per share
net of deferred
stock offering
cost of $12,330           -    -   100,000    100 112,570        -

Net loss for the
period ended
October 31, 2000          -    -        -    -         -      (15,931)
                    ________ ______  ______  ______   __________ ___________
BALANCE, October
31, 2000              -   $    -  1,100,000 $1,100     136,570   $ (29,016)

Net loss for the
period ended
October 31, 2001         -     -        -    -         -    (18,831)
                    ________ ______  ______  ______   __________ ___________
Issuance of common
stock for cash at
 .001 per share      _     _  10,000,000  10,000        -         -

BALANCE, October
31, 2001             -    $    -  11,100,000  10,100   136,570   $(47,847)
                    ________ ______  ______  ______   __________ ___________

The accompanying notes are an integral part of this financial statement.

R & R RANCHING, INC.
[A Development Stage Company]

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                 For the                    From Inception
                                 Year Ended                 on August 31,
                                 October 31,                1998 Through
                           ___________________________     October 31,
                          2001                      2000             2001
                           _____________     ____________    _____________
Cash Flows Provided by
Operating Activities:
Net loss                    $ (18,831)  $    (15,931)  $      (47,847)
Adjustments to reconcile
net loss to net cash
used in operating activities:
Write-off of organization costs          -               -        475
Depreciation and amortization           161              -        186
Changes in assets and liabilities:
 (Increase) in bison calves          (1,809)        (2,897)    (6,380)
 Increase in accounts payable         4,227         (8,637)     7,297
 Increase in accounts payable -
related party                      2,770               280      5,900
 Increase in interest payable
related party                          -            (5,542)         -
                             _____________      ____________     ____________
Net Cash (Used) by Operating
Activities                             (13,482)         (32,727)   (40,369)
                             _____________      ____________  _____________
Cash Flows Provided by
Investing Activities:
 Payment of organization costs           -               -       (500)
 Purchase of bison                    -             -    (84,000)
 Increase in deposits                (10,000)                 -    (10,000)
                             _____________      ____________     ____________
Net Cash (Used) in
Investing Activities                 (10,000)                -     (94,500)
                            _____________    ____________   ____________

Cash Flows Provided by
Financing Activities:
 Proceeds from issuance
 of note payable
 related party                         -                -      70,000
 Payment on note payable
related party                          -          (70,000)    (70,000)
 Proceeds from common stock
issuance                           10,000         125,000     160,000
 Payment of stock offering
costs                                         -              -     (12,330)
                             _____________    ____________  ____________
Net Cash Provided by
Financing Activities                  10,000       55,000     147,670
                             _____________    ____________  ____________
Net Increase (Decrease) in
Cash                               (13,482)        22,273      12,801

Cash at Beginning of Period          26,283         4,010           -
                             _____________    ____________  ____________
Cash at End of Period            $  12,801   $    26,283    $  12,801
                             ______________   _____________ ____________


[Continued]

R & R RANCHING, INC.
[A Development Stage Company]

STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

[Continued]

                                 For the                    From Inception
                                 Year Ended                 on August 31,
                                 October 31,                1998 Through
                           ___________________________     October 31,
                          2001                      2000             2001
                           _____________     ____________    _____________
Supplemental Disclosures
of Cash Flow
Information:
 Cash paid during the period
for:
 Interest                    $        -       $   7,730          $    7,730
 Income taxes               $    -       $       -          $        -
                              _____________  ____________    _____________
Supplemental Schedule of
Noncash Investing
and Financing Activities:
 For the period ended October 31, 2001:
 Depreciation of $6,564 on bison heifers
 was capitalized as basis in bison calves.


 For the period ended October 31, 2000:
 Depreciation of $4,480 on bison heifers
 was capitalized as basis in bison calves.














The accompanying notes are an integral part of these financial statements.

R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    Organization   R & R Ranching, Inc.
(the Company) was organized under the laws of the State of Nevada on August 3, 1998. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company is engaged in the business of breeding and raising bison. The Company at the present time, has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company's Bison are Located in ____________, Montana.

                    Property - Bison   Inventory consists of
bison which are being held for breeding purposes. The bison are recorded at the lower of cost or market value [See Note 2].

                    Organization Costs   Organization costs of
$500, reflect the amounts expended to organize the Company during 1999 in accordance with Statement of Position 98-5. The remaining unamortized portion of $475 was expensed.

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

          Recently Enacted Accounting Standards   Statement of
Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments
of Liabilities   a replacement of FASB Statement No. 125", SFAS
No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets were recently issued. SFAS No. 140, 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

          During the year ended October 31, 2001, operating cost related to bison calves in the amount of $1,809 and $6,564 in depreciation was capitalized. The Company also traded the prior years 16 calves for 5 additional breeding stock heifers. The
Company expensed $161 in depreciation for heifers who did not calve.

          The following is a summary of bison as of October 31, 2001:

                                                 Accumulated
              Quantity   Cost    Additions   Depreciation   Net
               ____________   _______  ____________    ____________ ___________
Breeding Stock 30       $      94,838   6,049          $    (18,648)  $    82,239
Calves          28              -  7,981                -         7,981
             ____________     _______  ____________    ____________ ___________
Total Bison          58      $      94,838    14,030        $    (18,648)  $    90,220
               ____________   _______  ____________    ____________ ___________

NOTE 3   RELATED PARTY TRANSACTIONS

          Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison for a period of one year commencing January 1, 1999. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US and 25% of the proceed from the sale of calves. The agreement has been amended such that Blue Sky can receive some of the calves in lieu of the monthly management fee, the number of calves is to be determined by the Company's management. Blue Sky's president, director and controlling shareholder is the father of the Company's former President and current shareholder. At October 31, 2001 the Company owed management fees of $5,900.

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

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

     NOTE 3   RELATED PARTY TRANSACTIONS  [CONTINUED]

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

          During the nine months ended July 31, 2000, the Company completed a public stock offering and issued 100,000 shares of its previously authorized, but unissued common stock and related A and B warrants for cash of $125,000, net of $12,330 in deferred offering costs. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities
Act of 1933. The offering consisted of 100,000 units consisting of a total of 100,000 shares of common stock, 100,000 A warrants and 100,000 B warrants. Each A warrant allows the holder to purchase one share of common stock at a price of $2.50. Each B warrant allows the holder to purchase one share of common stock at a price of $5.00. The warrants are subject to adjustment in certain events and are exercisable for a period of five years from the date of the offering. The Company may call the warrants at their exercise price on 30 days notice at any time after issuance and prior to the expiration date of the warrants. The warrants may only be exercised or redeemed if a current prospectus is in effect. As of January 31, 2001, no warrants have been exercised.

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

     R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

          Public Offering of Common Stock / Warrants - During the six months ended July 31, 2000, the Company completed a public stock offering and issued 100,000 shares of its previously authorized, but unissued common stock and related A and B warrants for cash of $125,000, net of $12,330 in deferred offering costs.
The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The offering consisted of 100,000 units consisting of a total of 100,000 shares of common stock, 100,000 A warrants and 100,000 B warrants. Each A warrant allows the holder to purchase one share of common stock at a price of $2.50. Each B warrant allows the holder to purchase one share of common stock at a price of $5.00. The warrants are subject to adjustment in certain events and are exercisable for a period of five years from the date of the offering. The Company may call the warrants at their exercise price on 30 days notice at any time after issuance and prior to the expiration date of the warrants. The warrants may only be exercised or redeemed if a current prospectus is in effect. At October 31, 2001, none of the 100,000 class A or B warrants had been exercised.

          Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. As of October 31, 2001, no awards have been granted under the plan.

NOTE 5   GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has not yet been successful in establishing profitable. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management grow the Company asset base through the breading of the bison owned by the Company. If necessary the Company believe it could raise additional funds through sales of its common stock, which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6   LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares for the periods ended

                                  For the                  From Inception
                                  Year Ended               on August 3,
                                  October 31,             1998 Through
                                  _________________        October 31,
                                     2001          2000             2001
(Loss) from continuing operations
applicable to common stock
(numerator)                            $(18,831)   $(15,931)         $(47,47)
                                 __________ ____________   _______________
Weighted average number of common
shares outstanding used in (loss)
per share during the period
(denominator)                         5,264,38  41,072,907       2,103,109
                                 __________ ____________   _______________

     At October 31, 2001 the Company had warrants to purchase
200,000 shares of the Company's common stock at prices of $2.50 to $5.00 per share that were not included in calculation of loss per share because their effect would be anti-dillutive.

NOTE 7 - INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At October 31, 2001, the Company has available unused operating loss carryforwards of approximately $29,000, which may be applied against future taxable income and which expire in various years through 2020.

          The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,000 as of October 31, 2001, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $6,000 during the year ended October 31, 2001.


NOTE 8   SUBSEQUENT EVENTS

          During January 2002, The Company received the refund of the $10,000 deposit paid for future veterinary and travel costs.

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

Business Experience.
--------------------

   Fred L. Hall, age 35, President and Director of the Company

   Mr. Hall currently owns and operates Little Brown Dog, LLC., a consulting business. Between 1998 and 2001, Mr. Hall operated Cap's Sporting Goods Wholesale, Inc. whose principle focus was a sporting clays range located in Springville, UT and the sale of sporting goods wholesale products. Mr. Hall received a bachelors degree from Utah Valley State College in Business with an emphasis in accounting.

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

Item 10. Executive Compensation.
-------------------------------

Cash Compensation.
------------------

          The following table sets forth the aggregate executive compensation paid by the Company for services rendered during the periods indicated:






                        SUMMARY COMPENSATION TABLE

<CAPTIONS>
                                          Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              Other                               All
principal    periods               Annual   Restricted Option/  LTIP   Other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
Fred L.    10/31/01   0     0     0         0      0      0       0
Hall

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended October 31, 2001, 2000 or 1999, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and
Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than 5% of the Company's common stock as of the date of filing of this Report:



                                        Number and Percentage
                                   of Shares Beneficially Owned
                                 ----------------------------

Name and Address
----------------
Fred L. Hall
Sole Officer & Director       Shareholder 10,028,300*  -    90.0%
1065 West 1150 South
Provo, UT 84601

*28,300 shares are owned by entities that are either owned or controlled by Brenda Hall, wife of Fred L. Hall.

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date of filing of this Report:

                                       Number and Percentage
                                   of Shares Beneficially Owned
                                   ----------------------------
Name and Address
----------------

Fred L. Hall          Sole Officer & Director 10,028,300* - 90.0%
1065 West 1150 South  Shareholder
Provo, UT 84601

*28,300 shares are owned by entities that are either owned or controlled by Brenda Hall, wife of Fred L. Hall.


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

          The management agreement provides for a monthly payment of $500 (Canadian) for Blue Sky's management services. At the current exchange rate of approximately US$ 0.60 per Canadian dollar, the monthly and annual management fees are approximately US$ 300. and US$ 3,600, respectively. The Agreement has been amended such that Blue Sky can receive proceeds from calf sales in lieu of the monthly management fee, the number of calves is to be determined by the Company's management. For a more complete description of the management agreement, see "Description of Business."

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

                              R & R RANCHING, INC.


Date: 1/31/02                 By
                              ------------------------------------------
                                 Fred L. Hall, President and Director




          Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                             R & R RANCHING, INC.


Date: 1/31/02           By
                                    ------------------------------------
                                Fred L. Hall, President and Director