Form 10-Q
period 2002-01-31
R & R RANCHING INC
filed 2002-03-19
CIK 1081206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2002

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

                              March 15, 2002

                                 11,100,000




	R & R RANCHING, INC.
	[A Development Stage Company]




CONTENTS

				PAGE


	Unaudited Condensed Balance Sheets, January 31, 2002 and
		October 31, 2001								2


	Unaudited Condensed Statements of Operations, for the three
months ended January 31, 2002 and 2001
and from inception on August 3, 1998 through
January 31, 2002										3


	Unaudited Condensed Statements of Cash Flows, for
	the three months ended January 31, 2002 and from inception
	on August 3, 1998 through January 31, 2002				4 - 5

Notes to Unaudited Condensed Financial Statements		6 - 10
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

R & R RANCHING, INC.
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

                                             January 31, October 31,
                                               2002        2001
                                             _________  _________
CURRENT ASSETS:
  Cash in bank                               $  3,415  	                 12,801
                                               _________  _________
        Total Current Assets                 $  3,415    $ 12,801

PROPERTY - BISON, net                          90,219      90,219

DEPOSITS					           10,000      10,000
                                             _________   _________
                                             $103,634   $ 113,020
                                             _________   _________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $   3,715   $   7,297
  Accounts payable - related party               2,400	5,900
                                             _________   _________
        Total Current Liabilities                6,115      13,197
                                             _________   _________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value
   10,000,000 shares authorized,
   no shares issued and outstanding                  -          -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   11,100,000 shares issued and outstanding,    11,100     11,100
   Capital in excess of par value              136,570    136,570
  Deficit accumulated during the
   development stage                           (44,520)   (29,016)
                                             _________  _________
        Total Stockholders' Equity              97,519     99,823
                                             _________  _________
                                             $ 103,634 $  113,020
                                             _________  _________

Note: The balance sheet at October 31, 2001 was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of this unaudited financial statements.

                          R & R RANCHING, INC.
                     [A Development Stage Company]


	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



					    For the Three			From Inception
					    Months Ended			on August 3, 1998
					    January 31			     Through
					2002		2001				2002
Revenue:			$		-	$	-		$	14,450



Expenses:

   Bison Operating Expenses		-	    1,863			22,473
   General & Administrative	  2,304	    4,311			34,398
					 (2,304)	   (6,174)		     (42,421)

Other Expense:
   Interest Expense			-		  -			 7,730


Loss Before Income Taxes	 (2,034)	   (6,174)		     (50,151)

Current Tax Expense			 -		  -				-

Deferred Tax Expense			 -		  -				-

Net Loss				$(2,304)	$  (6,174)		    $(50,151)


Loss Per Common Share		$   (.00)	$     (.01)		    $   (.02)

The accompany notes are an integral part of these unaudited condensed financial statements.

R & R RANCHING, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents
                                             For the Three     From Inception
                                             Months Ended       on August 3,
                                               January 31,      1998 Through
                                           ________________      January 31,
                                             2002       2001       2002
                                             _______  _______   ____________
Cash Flows from Operating Activities:
 Net loss                                 $ (2,304)   $(6,174) $   (50,151)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Write-off of organization costs                -         -          475
Depreciation and amortization                  -         -          186
Changes in assets and liabilities:
(Increase) in bison calves                     -    (  392)      (6,380)
  Increase (decrease) in accounts payable (3,582)   (1,277)       3,715
Increase (decrease) in accounts payable
  - related party                         (3,500)     (245)       2,400
                                          _______   _______  ____________
Net Cash (Used) by Operating Activities   (9,386)   ( 8,088)    (49,755)
                                          _______   _______  ____________
Cash Flows from Investing Activities:
Payment of organization costs                  -          -        (500)
Purchase of bison                              -          -     (84,000)
Increase in Deposits                           -          -     (10,000)							_______   _______   ____________
Net Cash (Used) in Investing Activities        -          -     (94,500)
                                          _______   _______   ____________
Cash Flows from Financing Activities:
Proceeds from of note payable -
 related party                                 -          -      70,000
Payment on note payable                        -          -     (70,000)
Proceeds from common stock issuance            -          -     160,000
Payment of stock offering costs                -          -     (12,330)
                                          _______   _______   ____________
Net Cash Provided by Financing Activities      -          -     147,670
                                          _______   _______   ____________
Net Increase in Cash and Cash Equivalents( 9,386)    (8,088)      3,415

Cash at Beginning of Period               12,801     26,283          -
                                          _______    _______  ____________
Cash at End of Period	         	    $  3,415    $18,195   $   3,415
                                          ________   ________ ____________

[Continued]

R & R RANCHING, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                                  For the Three From Inception
                                                  Months Ended  on August 3,
                                                   January 31,  1998 Through
                                                 _______________ January 31
                                                  2002    2001      2001
                                                  _______ _______ ____________
Supplemental Disclosures of Cash Flow information:
	Cash paid during the period for:
Interest                                       $    -  $    -   $   7,730
Income taxes                                   $    -  $    -   $       -

Supplemental schedule of Noncash Investing and Financing Activities:
	For the period ended January 31, 2002:
		None

	For the period ended January 31, 2002:
The Company traded 16 calves with a value of $6,049 for 5 additional heifers.

	The accompanying notes are an integral part of these condensed financial statements.





















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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for he Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the the Company or their effect on the financial statements would not have been significant.

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

R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2001 audited financial statements. The results of operations for the periods ended January 31, 2002 are not necessarily indicative of the operating results for the full year.

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

	For the three months ended January 2002 and 2001, operating costs related to the bison calves in the amount of $0 and $392 was capitalized. As of January 31, 2002 Blue Sky Bison Ranch, Ltd. is entitles to 25% of the proceeds from the sale of the 2001 calves.

	The following is a summary of bison as of January 31, 2002:

                                                      Accumulated
                      Quantity     Cost    Additions  Depreciation      Net
                      _____________________________________________________
Breeding Stock           30     $100,886   $       -  $  (18,648)     $ 82,238
2001 Calves 		 -	     7,981		   -           -      7,981
                      _____________________________________________________
Total Bison              30     $108,867   $       -  $  (18,648)     $ 90,219
                      _____________________________________________________


NOTE 3 - RELATED PARTY TRANSACTIONS

	Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US and 25% of the proceed from the sale of calves. As of November 1, 2001 the agreement was renegoiated to a management fee of 25% of the calves born during the year or the proceeds from the sale of 25% of the calves. Blue Sky's president, director and controlling shareholder is the father of a shareholder of the Company. At January 31, 2002 the Company owed management fees of $2,400..

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

NOTE 4 - CAPITAL STOCK

	Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at January 31, 2002.

	Common Stock - During the period ended October 31, 1998, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock for cash of $20,804 and a stock subscription receivable of $4,196. The stock subscription receivable was paid in full during November, 1998.

	On June 1, 2001, the Company issued 10,000,000 shares of common stock for $10,000 or $.001 per share and effectively changed control of the Company. In connection with the changes of control, the directors and officers of the Company resigned after designating Fred L. Hall as the sole officer and director of the Company.

	During the six months ended July 31, 2000, the Company completed a public stock offering and issued 100,000 shares of its previously authorized, but unissued common stock and related
A and B warrants for cash of $125,000, net of $12,330 in deferred offering costs. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The offering consisted of 100,000 units consisting of a total of 100,000 shares of common stock, 100,000 A warrants and 100,000 B warrants. Each A warrant allows the holder to purchase one share of common stock at a price of $2.50. Each B warrant allows the holder to purchase one share of common stock at a price of $5.00. The warrants are subject to adjustment in certain events and are exercisable for a period of five years from the date of the offering. The Company may call the warrants at their exercise price on 30 days notice at any time after issuance and prior to the expiration date of the warrants. The warrants may only be exercised or redeemed if a current prospectus is in effect. As of January 31, 2002, no warrants have been exercised.

	Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. As of January 31, 2002, no awards have been granted under the plan.

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

                                                For the Three   From Inception
                                                Months Ended    on August 3,
                                                 January 31     1998 Through
                                          __________________    January 31,
                                                2002     2001       2002
							________	________	____________
	(Loss) from continuing operations
	 applicable to common stock
	  (numerator)                        $ (2,304)  $( 6,174)  $(50,151)
							________	________	____________
	Weighted average number of
	common shares outstanding
	used in (loss) per share during
	the period (denominator)           11,100,000  1,100,000  2,736,871
							_________	_________	____________

R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

	The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At January 31, 2002, the Company has available unused operating loss carryforwards of approximately $50,000, which may be applied against future taxable income and which expire in various years through 2022.

	The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.
The net deferred tax assets are approximately $17,000 as of January 31, 2002, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,000 during the three month period ended January 31, 2002.


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

          Calves born in the spring of 2001 were weaned during the month of November, 2001. R & R Ranching tagged
(for identification purposes) and vaccinated its calves during the weaning period. R & R Ranching will pay Blue Sky $500 (Canadian) (approximately $US 335) per month under the management agreement, and will pay to Blue Sky one-fourth (1/4) of the proceeds from the sales of its bulls and heifers during 1999. In exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows). With additional feed expenses and reimbursement of out-of-pocket expenses of its directors and officers, R & R Ranching expects annual costs of operation in 2002 to equal approximately $12,000. Management estimates that it will cost approximately $500 to raise a calf to the point where it is weaned and ready for sale.
This figure includes the payment of one-fourth of sales proceeds to Blue Sky as discussed above. The price range for weaned heifer calves is about $1,200 to $1,500; for weaned bulls it is $1,000 to $1,200. Therefore, R & R
Ranching expects to make a profit of $700 to $1,000 per heifer calf and $500 to $7,00 per bull calf. These figures depend on many factors, including for example: a calf crop of 90%; lack of factors that would complicate pregnancy and birth (e.g., unusually harsh weather, brucellosis and other diseases, inferior genetic stock);
and stability of feed and bison prices. If any one of these factors changes, R & RRanching's profitability could decrease significantly.

          During the next 12 months, management expects to continue its breeding operations in Melstone, Montana.
During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated bison sales.


Results of Operations.
----------------------
	During the quarterly period ended January 31, 2002, the Registrant received total revenues of $0 and sustained a net loss of ($2,304)

Liquidity.
----------

      During the quarterly period ended January 31, 2002, the Registrant had total expenses of ($2,304.00), while receiving $0 in revenues. At January 31, 2002 the Registrant had total assets of $113,020.


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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

              None; not applicable.

          (b)  Reports on Form 8-K.

	       None; not applicable.


                               SIGNATURES

          Pursuant to the requirements of the
Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      R & R RANCHING, INC.


Date: 03/18/02                         By:/s/Fred L. Hall
     --------------                   -----------------------------
                                        Fred L. Hall, President and
                                        Director