Form 10-Q
period 2002-05-31
R & R RANCHING INC
filed 2002-06-14
CIK 1081206

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2002

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

               June 14, 2002   11,100,000 common shares


	R & R RANCHING, INC.
	[A Development Stage Company]



CONTENTS

				PAGE

	Unaudited Condensed Balance Sheets,
		April 30, 2002 and October 31, 2001		        		2


	Unaudited Condensed Statements of Operations,
		for the six months ended April 30, 2002 and 2001
		and from inception on August 3, 1998 through
		April 30, 2002	   							3


	Unaudited Condensed Statements of Cash Flows, for the six
		months ended April 30, 2002 and from inception on
		August 3, 1998 through April 30, 2002				4 - 5


	Notes to Unaudited Condensed Financial Statements	   	      6 - 10

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

                       UNAUDITED CONDENSED BALANCE SHEETS
                                   ASSETS

                                             April 30,         October 31,
                                               2002               2001
                                             _________           _________
CURRENT ASSETS:
  Cash in bank                               $ 9,911             	$ 12,801
                                             _________  	     _________
        Total Current Assets                 $ 9,911    		$ 12,801

PROPERTY - BISON, net                         89,046  		  90,219

DEPOSITS			       		         -       		  10,000
                                             _________   	     _________
                                             $98,957   	     $ 113,020
                                             _________   	     _________

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $ 1,284   		$  7,297
  Accounts payable - related party             2,400		         5,900
                                           _________  		_________
        Total Current Liabilities              3,684      		  13,197
                                           _________   		_________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value
   10,000,000 shares authorized,
   no shares issued and outstanding                  -          	    -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   11,100,000 shares issued and
   outstanding,    			          11,100        	 11,100
   Capital in excess of par value            136,570    		136,570
  Deficit accumulated during the
   development stage                        ( 52,397)   		(47,847)
                                            _________  		_________
        Total Stockholders' Equity            95,273     		 99,823
                                           _________  		_________
                                          $   98,957 		$     113,020
                                           _________  		_________

Note: The balance sheet at October 31, 2001 was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of this unaudited financial statements.

                          R & R RANCHING, INC.
                     [A Development Stage Company]


	        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



					    For the Three			From Inception
					    Months Ended			on August 3, 1998
					      April 30			Through April 30
					  2002		2001			2002
Revenue:			 	$	-	$	-		$	14,450



Expenses:

   Bison Operating Expenses		1,174	    3,058			23,647
   General & Administrative	  	1,072	    6,272			35,470
						------    ------			-------
	Total Expenses			2,246	    9,330			59,117
						------    ------			-------
					     (2,246)   (9,330)		     (44,667)

Other Expense:
   Interest Expense		 	    -		  -			 7,730
						------    ------			--------

Loss Before Income Taxes	     (2,246)   (9,330)		     (52,397)

Current Tax Expense			    -		  -				-

Deferred Tax Expense			    -		  -				-
          					------   -------			--------

Net Loss				$    (2,304)$  (9,330)		    $(52,397)


Loss Per Common Share		$     (.00)	$     (.01)		    $   (.02)

The accompany notes are an integral part of these unaudited condensed financial statements.

                          R & R RANCHING, INC.
                     [A Development Stage Company]


	           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



					    For the Six			From Inception
					    Months Ended			on August 3, 1998
					      April 30			Through April 30
					      2002	     2001			2002
Revenue:			 	$	-	$	-		$	14,450



Expenses:

   Bison Operating Expenses		1,174	    4,921			23,647
   General & Administrative	  	3,376	   10,583 			35,470
						------    ------			-------
	Total Expenses			4,550	   15,504			59,117
						------    ------			-------
					     (4,550)  (15,504)		     (44,667)

Other Expense:
   Interest Expense		 	    -		  -			 7,730
						------    ------			--------

Loss Before Income Taxes	     (4,550)  (15,504)		     (52,397)

Current Tax Expense			    -		  -				-

Deferred Tax Expense			    -		  -				-
          					------   -------			--------

Net Loss				$    (4,550)$ (15,504)		    $(52,397)


Loss Per Common Share		$     (.00)	$     (.01)		    $   (.02)

The accompany notes are an integral part of these unaudited condensed financial statements.

                               R & R RANCHING, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                         For the Three     	From Inception
                                         Months Ended      	  on August 3,
                                           January 31,     	  1998 Through
                                         ________________       January 31,
                                           2002      	2001  	2002
                                       	_______    _______   ____________
Cash Flows from Operating Activities:
 Net loss                                $ (4,550)   $(15,504) 	$   (52,397)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Write-off of organization costs                 -    	     -              475
Depreciation and amortization                  	-    	     -              186
Changes in assets and liabilities:
 (Increase) decrease in bison calves        1,774      ( 839)          (5,207)
 Increase (decrease) in accounts payable 	 (6,014)     4,975            1,284
Increase (decrease) in accounts payable
     - related party                       (3,500)       760            2,400
                                            _______   _______    ____________
Net Cash (Used) by Operating Activities   (12,890)   (10,608)         (53,259)
                                            _______   _______    ____________
Cash Flows from Investing Activities:
	Payment of organization costs              -   	     -             (500)
	Purchase of bison                          -         -          (84,000)
	Increase (decrease) in Deposits      10,000    (10,000)		    -
                 					  _______   _______    ____________
Net Cash (Used) in Investing Activities          -         -          (84,500)
                                        	  _______   _______    ____________
Cash Flows from Financing Activities:
	Proceeds from of note payable -
 	related party          		             -         -     	    70,000
	Payment on note payable                    -         -         (70,000)
	Proceeds from common stock issuance        -         -         160,000
	Payment of stock offering costs            -         -         (12,330)
                                            _______   _______    ____________
Net Cash Provided by Financing Activities        -         -         147,670
                                            _______   _______    ____________
Net Increase in Cash and Cash Equivalents   ( 2,890)  (20,608)         9,911

Cash at Beginning of Period                  12,801    26,283              -
                                         	   ______    _______    ____________
Cash at End of Period	         	       $  9,911   $ 5,675       $  9,911
                                           ________    _______    ____________

                              R & R RANCHING, INC.
                         [A Development Stage Company]

                     UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                    Increase (Decrease) in Cash and Cash Equivalents

                                   		For the Six 	From Inception
                                      	Months Ended  	on August 3,
                                            April 30,        1998 Through
                                         	_______________ 	  April 30
							2002    	2001      2002
                                         	_______  _______ 	____________
Supplemental Disclosures of Cash Flow
information:
	Cash paid during the period for:
		Interest                      $    -   $    -  		$   7,730
		Income taxes                  $    -   $    -   	$       -

Supplemental schedule of Noncash Investing and Financing Activities:
	For the period ended April 30, 2002:
		None

	For the period ended April 30, 2001:


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

                            R & R RANCHING, INC.
                      [A Development Stage Company]

            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2001 audited financial statements. The results of operations for the periods ended
April 30, 2002 are not necessarily indicative of the operating results for the full year.

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

During the three months ended April 2002, the company transferred seven calves valued at $1,174 to Blue Sky Bison Ranch, Ltd. In accordance with a bison care and management agreement. The Company further capitalized $4,600 for the seventeen calves born as of April 30,

	The following is a summary of bison as of April 30, 2002:

                                                    	Accumulated
                    Quantity 	Cost    Additions  	Depreciation      Net
                      ________________________________________________________
Breeding Stock           30   $100,886   $       -  	$  (23,248)     $ 77,638
Calves                   38      6,808       4,600             -        11,408
Total Bison              68   $107,694   $   4,600	$  (23,248)     $ 89,046
                      ________________________________________________________

NOTE 3 - RELATED PARTY TRANSACTIONS

Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US and 25% of the proceed from the sale of calves. As of November 1, 2001 the agreement was

                              R & R RANCHING, INC.
                         [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

renegoiated to a management fee of 25% of the calves born during the year or the proceeds from the sale of 25% of the calves. Blue
Sky's president, director and controlling shareholder is the father of a shareholder of the Company. At April 30, 2002 the Company owed management fees of $2,400..


Management Compensation - The Company has not paid any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at April 30, 2002.

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

During the six months ended July 31, 2000, the Company completed a public stock offering and issued 100,000 shares of its previously authorized, but unissued common stock and related
A and B warrants for cash of $125,000, net of $12,330 in deferred offering costs. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The offering consisted of 100,000 units consisting of a total of 100,000 shares of common stock, 100,000 A warrants and 100,000 B warrants. Each A warrant allows the holder to purchase one share of common stock at a price of $2.50. Each B warrant allows the holder to purchase one share of common stock at a price of $5.00. The warrants are subject to adjustment in certain events and are exercisable for a period of five years from the date of the offering. The Company may call the warrants at their exercise price on 30 days notice at any time after issuance and prior to the expiration date of the warrants. The warrants may only be exercised or redeemed if a current prospectus is in effect. As of April 30, 2002, no warrants have been exercised.

	Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees.
The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will

                           R & R RANCHING, INC.
                     [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


be granted as determined by the board of directors. As of April 30, 2002, no awards have been granted under the plan.

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

                     For the Three 		For the Six  	From Inception
                      Months Ended	      Months Ended    	on August 3,
                        April 30,		  April 30,  	1998 	Through
                    ________________    	______________	   April 30,
     	       	   2002      2001        2001     2002		2002
			  ________	 ______	______    ______  ________________
(Loss) from contin-
  uing operations
  applicable to
  common stock
  (numerator)       $(2,246 	$(9,330)	$(4,550) $(15,504)	$(52,397)
			  ________	________	 ______ __________	_________
Weighted average
 number of common
 shares outstanding
 used in (loss) per
 share during the
 period
(denominator)      11,100,000 1,100,000 	11,100,000 1,100,000	3,268,729
			___________	_________	__________ _________	_________

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

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $17,000 as of January 31, 2002, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,000 during the three month period ended April 30, 2002.


Item 2:   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          R & R Ranching's plan of operation for the next 12 months is to continue with its bison operation under the management agreement with Blue Sky Bison. As of the date of this Report, R & R Ranching had 30 cows and 38 calves. During the second quarter of 2002 17 cows delivered calves, it is expected that each of the remaining 13 cows is pregnant and will deliver a calf later in the spring of2002, of assuming each cow was bred during the 2001 breeding season. Management assumes that each cow is pregnant based upon observation; however, it cannot accurately account for pregnancy until after the 2002 calving season. R & R Ranching currently is feeding the 21 calves born in 2001 and 17 calves born in 2002 and is actively seeking buyers in the bison breeding or bison meat markets.

          As of the date of this Report, several buyers have expressed an interest in purchasing R & R Ranching's calves. R & R anticipates Blue Sky Bison and market R & R Ranching's calves. However, current negotiations have not yielded a satisfying sales contract for the calves. Because all of R & R Ranching's cows are young (about three to six years old), management hopes that it will not have to use many of its heifer calves to replace cows. This would allow R & R Ranching to sell almost all of its heifer calves while its cows are in their breeding prime. Currently, all of the cows and heifers owned are less than 6 years old. However, many factors, including illness and death of its existing cows, could force R & R Ranching to keep some of its annual heifer calf crop; this would have a negative effect on revenues because the replacement heifers would not be made available for sale.


	 Most bison operations breed bulls at the rate of about one bull to 10 cows. Because the cows that it received under the Purchase Agreement were already pregnant, breeding bulls were not used until the 1999 fall breeding season. The management agreement provides for Blue Sky to supply bulls for breeding, so R & R
Ranching will not require breeding bulls of its own until it moves its operations to its own location as discussed below. Once this occurs, R & R Ranching will keep about one bull for every 10 cows, to be bred for two years. Currently, it appears that the remaining of R & R Ranching's 17 cows are pregnant, and were bred during the 2002 breeding season. R & R Ranching will have to keep replacement bulls from its own herd (or purchase them, on a regular basis) in order to ensure genetic diversity and avoid inbreeding. Bison ranchers commonly keep bulls and cows together and let nature dictate the breeding season. Most breeding occurs in July and August, with a 275 day gestation period. R & R Ranching will breed its 30 cows during each cow's normal cycle during the months of July and August. Management's current plan is to use Blue Sky Bison's bulls for the 2002 breeding season.

          Calves born in the spring of 2001 were weaned during the month of November, 2001. R & R Ranching tagged (for identification purposes) and vaccinated its calves during the weaning period.
R & R Ranching will pay Blue Sky $500 (Canadian) (approximately
$US 335) per month under the management agreement, and paid to Blue Sky one-fourth (1/4) of the 2001 calves (7 calves) of its bulls, calves and heifers during 2001. In exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows). With additional feed expenses and reimbursement of out-of-pocket expenses of its directors and officers, R & R Ranching expects annual costs of operation in 2002 to equal approximately $12,000.
Management estimates that it will cost approximately $500 to raise a calf to the point where it is weaned and ready for sale.
This figure includes the payment of one-fourth of sales proceeds to Blue Sky as discussed above. The price range for weaned heifer calves is about $1,200 to $1,500; for weaned bulls it is $1,000 to $1,200. Therefore, R & R Ranching expects to make a profit of $700 to $1,000 per heifer calf and $500 to $700 per bull calf. These figures depend on many factors, including for example: a calf crop of 90%; lack of factors that would complicate pregnancy and birth
(e.g., unusually harsh weather, brucellosis and other diseases, inferior genetic stock); and stability of feed and bison prices.
If any one of these factors changes, R & R Ranching's profitability could decrease significantly.

          During the next 12 months, management expects to continue its breeding operations in Melstone, Montana. During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated bison sales.


Results of Operations.
----------------------
	During the three-month period ended April 30, 2002, the Registrant received total revenues of $0 and sustained a net loss of ($2,246) compared to total revenues of $0 and a sustained net loss of ($9,330) for the three-month period ended April 30, 2002. During the six-month period ended April 30, 2002, the Registrant received total revenues of $0 and sustained a net loss of ($4,550) compared to total revenues of $0 and a sustained net loss of ($15,504) for the six-month period ended April 30, 2001.

Liquidity.
----------
      During the three-month period ended April 30, 2002, the Registrant had total expenses of ($2,246.00), while receiving
$0 in revenues. At April 30, 2002 the Registrant had total assets of $98,957. During the three-month period ended April 30, 2001, the Registrant had total expenses of ($9,330), while receiving $0 in revenues and had total assets of $113,020.


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

                                      R & R RANCHING, INC.


Date: 06/14/02                         By:/s/Fred L. Hall
     --------------                     -----------------------------
                                        Fred L. Hall, President and
                                        Director