Form 10-Q
period 2002-07-31
R & R RANCHING INC
filed 2002-09-16
CIK 1081206

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2002

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

               September 12, 2002   11,100,000 common shares


	R & R RANCHING, INC.
	[A Development Stage Company]



CONTENTS

				PAGE

	Unaudited Condensed Balance Sheets,
		July 31, 2002 					        		2


	Unaudited Condensed Statements of Operations,
		for the three and nine months ended July 31, 2002
		and 2001 and from inception on August 3, 1998
		through July 31, 2002	   						3


	Unaudited Condensed Statements of Cash Flows, for the nine
		months ended July 31, 2002 and from inception on
		August 3, 1998 through July 31, 2002				4 - 5


	Notes to Unaudited Condensed Financial Statements	   	      6 - 10

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
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS
                                   ASSETS

                                             July 31,	         October 31,
                                               2002               2001
                                             _________           _________
CURRENT ASSETS:
  Cash in bank                               $     -           	$ 12,801
                                             _________  	     _________
        Total Current Assets                 $     -    		$ 12,801

PROPERTY - BISON, net                         88,705  		  90,219

DEPOSITS			       		    10,002       		  10,000
                                             _________   	     _________
                                             $98,707   	     $ 113,020
                                             _________   	     _________

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank Overdraft						   2				 -
  Accounts payable                           $ 2,205   		$  7,297
  Accounts payable - related party             2,510		         5,900
                                           _________  		_________
        Total Current Liabilities              4,717      		  13,197
                                           _________   		_________
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value
   10,000,000 shares authorized,
   no shares issued and outstanding                  -          	    -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   11,100,000 shares issued and
   outstanding,    			          11,100        	 11,100
   Capital in excess of par value            136,570    		136,570
  Deficit accumulated during the
   development stage                        ( 53,680)   		(47,847)
                                            _________  		_________
        Total Stockholders' Equity            93,990     		 99,823
                                           _________  		_________
                                          $   98,707 		$     113,020
                                           _________  		_________

Note: The balance sheet at October 31, 2001 was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of this unaudited financial statements.

			        R & R RANCHING, INC.
                     [A Development Stage Company]


	           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



					    For the Three			From Inception
					    Months Ended			on August 3, 1998
					      July 31,			Through July 31
					      2002	     2001			2002
Revenue:			 	$	-	$	-		$	14,450

Expenses:
   Bison Operating Expenses		  342	      520			23,988
   General & Administrative	  	  942	    1,278 			36,412
						------    ------			-------
	Total Expenses			1,284	    1,798			60,400
						------    ------			-------
					     (1,284)   (1,798)		     (60,400)
Other Expense:
   Interest Expense		 	    -		  -			 7,730
						------    ------			--------

Loss Before Income Taxes	     (1,284)   (1,798)		     (45,950)
Current Tax Expense			    -		  -				-
Deferred Tax Expense			    -		  -				-
          					------   -------			--------
Net Loss				$    (1,284)$  (1,798)		    $(53,680)

Loss Per Common Share		$     (.00)	$     (.00)		    $   (.02)

The accompany notes are an integral part of these unaudited condensed financial statements.

	R & R RANCHING, INC.
                     [A Development Stage Company]


	        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



					    For the Nine			From Inception
					    Months Ended			on August 3, 1998
					      July 31			Through July 31
					  2002   	    2001   		      2002
Revenue:			 	    $	   -	  $     -		$	14,450

Expenses:
   Bison Operating Expenses		1,515	    5,441			23,988
   General & Administrative	  	4,318	   11,861			36,412
						------    ------			-------
	Total Expenses			5,833	   17,302			60,400
						------    ------			-------
					     (5,833)  (17,302)		     (45,950)
Other Expense:
   Interest Expense		 	    -		  -			 7,730
						------    ------			--------
Loss Before Income Taxes	     (5,833)  (17,302)		     (53,680)

Current Tax Expense			    -		  -				-

Deferred Tax Expense			    -		  -				-
          					------   -------			--------
Net Loss				$    (5,833) $(17,302)		    $(53,680)

Loss Per Common Share		$     (.00)	$     (.01)		    $   (.02)

The accompany notes are an integral part of these unaudited condensed financial statements.

                               R & R RANCHING, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                         For the Nine     	From Inception
                                         Months Ended      	  on August 3,
                                           July 31,     	  1998 Through
                                         ________________       July 31,
                                           2002      	2001  	2002
                                       	_______    _______   ____________
Cash Flows from Operating Activities:
 Net loss                                $ (5,833)   $(17,302) 	$   (53,680)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Write-off of organization costs                 -    	     -              475
Depreciation and amortization                  	-    	     -              186
Changes in assets and liabilities:
  Increase decrease  in bison calves        1,515      (1,323)         (4,866)
 (Increase) in accounts payable	 	 (5,093)      3,378           2,205
 (Increase) in accounts payable
     - related party                       (3,390)      1,765           2,510
                                            _______   _______    ____________
Net Cash (Used) by Operating Activities   (12,801)   (13,482)         (53,170)
                                            _______   _______    ____________
Cash Flows from Investing Activities:
	Payment of organization costs              -   	     -             (500)
	Purchase of bison                          -         -          (84,000)
	(Increase) decrease in Deposits           (2)  (10,000)	    (10,002)
                 					  _______   _______    ____________
Net Cash (Used) in Investing Activities         (2)  (10,000)         (94,502)
                                        	  _______   _______    ____________
Cash Flows from Financing Activities:
	Increase in bank overdraft			 2	     -		   2
	Proceeds from of note payable -
 	related party          		             -         -     	    70,000
	Payment on note payable                    -         -         (70,000)
	Proceeds from common stock issuance        -    10,000         160,000
	Payment of stock offering costs            -         -         (12,330)
                                            _______   _______    ____________
Net Cash Provided by Financing Activities        2    10,000         147,672
                                            _______   _______    ____________
Net Increase in Cash and Cash Equivalents   (12,801) (13,482)              -

Cash at Beginning of Period                  12,801   26,283               -
                                         	   ______    _______    ____________
Cash at End of Period	         	       $      -  $12,801       $       -
                                           ________    _______    ____________

                              R & R RANCHING, INC.
                         [A Development Stage Company]

                     UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                    Increase (Decrease) in Cash and Cash Equivalents

                                   		For the Nine 	From Inception
                                      	Months Ended  	on August 3,
                                            July 31,        1998 Through
                                         	_______________ 	   July 31,
							2002    	2001      2002
                                         	_______  _______ 	____________
Supplemental Disclosures of Cash Flow
information:
	Cash paid during the period for:
		Interest                      $    -   $    -  		$   7,730
		Income taxes                  $    -   $    -   	$       -

Supplemental schedule of Noncash Investing and Financing Activities:
	For the period ended July 31, 2002:
		None

	For the period ended July 31, 2001:
		None

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets",
SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for The Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement
No. 13, and Technical Corrections", and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" were recently issued. SFAS No. 141,142, 143,
144, 145 and 146 have no current applicability to the company or their effect on the financial statements would not have been significant.

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

                            R & R RANCHING, INC.
                      [A Development Stage Company]

            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2001 audited financial statements. The results of operations for the periods ended
July 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

During the three months ended April 2002, the company transferred seven calves valued at $1,174 to Blue Sky Bison Ranch, Ltd. In accordance with a bison care and management agreement. The Company further capitalized $7,043 for the estimated twenty-eight calves born as of July 31, 2002, less the estimated seven calves valued at $820 to be transferred in accordance with the bison care and management agreement.

	The following is a summary of bison as of July 31, 2002:

                                                    	Accumulated
                    Quantity 	Cost    Additions  	Depreciation      Net
                      ________________________________________________________
Breeding Stock           30   $100,886   $       -  	$  (25,213)     $ 75,673
Calves                   42      6,808       6,224             -        13,032

Total Bison              72   $107,694   $   6,224    $  (25,213      $ 88,705

                              R & R RANCHING, INC.
                         [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison for a period of one year commencing January 1, 1999. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US and 25% of the proceed from the sale of calves. During the first quarter of 2002, the agreement was amended such that Blue Sky will receive 25% of the calves in lieu of the monthly management fee.  Blue Sky's president,
director and controlling shareholder is the father of a
shareholder of the Company.   At July 31, 2002 the Company
owned management fees of $2,400.

Management Compensation - The Company has not paid any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at July 31, 2002.

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

During the six months ended July 31, 2000, the Company completed a public stock offering and issued 100,000 shares of its previously authorized, but unissued common stock and related A and B warrants for cash of $125,000, net of $12,330 in deferred offering costs. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The offering consisted of 100,000 units consisting of a total of 100,000 shares of common stock, 100,000 A warrants and 100,000 B warrants. Each A warrant allows the holder to purchase one share of common stock at a price of $2.50. Each B warrant allows the holder to purchase one share of common stock at a price of $5.00. The warrants are subject to adjustment in certain events and are exercisable for a period of five years from the date of the offering. The Company may call the warrants at their exercise price on 30 days notice at any time after issuance and prior to the expiration date

	R & R RANCHING, INC.
                     [A Development Stage Company]
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

of the warrants. The warrants may only be exercised or redeemed if a current prospectus is in effect. As of July 31, 2002, no warrants have been exercised.

	Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees.
The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors.
As of July 31, 2002, no awards have been granted under the plan.

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

                     For the Three 		For the Nine  	From Inception
                      Months Ended	      Months Ended    	 on August 3,
                       July 31,		  July 31,  	1998 	Through
                    ________________    	______________	    July 31,
     	       	   2002      2001        2001     2002		2002
			  ________	 ______	______    ______  ________________
                               C>
(Loss) from contin-
  uing operations
  applicable to
  common stock
  (numerator)       $(1,284) 	$(1,798)	$(5,833) $(17,302)	$(53,680)
			  ________	________	 ______ __________	_________
Weighted average
 number of common
 shares outstanding
 used in (loss) per
 share during the
 period
(denominator)      11,100,000 7,693,407    11,100,000 3,297,802   3,750,263




                             R & R RANCHING, INC.
                         [A Development Stage Company]

            NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At July 31, 2002, the Company has available unused operating loss carryforwards of approximately $53,000, which may be applied against future taxable income and which expire in various years through 2022.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,000 as of July 31, 2002, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $8,000 during the three month period ended July 31, 2002.

Item 2:   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          R & R Ranching's plan of operation for the next 12 months is to continue with its bison operation under the management agreement with Blue Sky Bison. As of the date of this Report, R & R Ranching had 30 cows and 42 calves. R & R Ranching currently is actively seeking buyers in the bison breeding or bison meat markets.

          As of the date of this Report, several buyers have expressed an interest in purchasing R & R Ranching's calves. R & R anticipates Blue Sky Bison will complete and market R & R Ranching's calves. However, current negotiations have not yielded a satisfying sales contract for the calves. Because all of R & R Ranching's cows are young (about three to six years old), management hopes that it will not have to use many of its heifer calves to replace cows. This would allow R & R Ranching to sell almost all of its heifer calves while its cows are in their breeding prime. Currently, all of the cows and heifers owned are less than 6 years old. However, many factors, including illness and death of its existing cows, could force R & R Ranching to keep some of its annual heifer calf crop; this would have a negative effect on revenues because the replacement heifers would not be made available for sale.

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

     During the first quarter of 2002, R & R Ranching and Blue Sky Bison Ranch, Ltd. of Carvel, Alberta, Canada amended their bison care and management agreement such that Blue Sky will receive 25% of the calves in lieu of the monthly management fee. In exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows). With additional feed expenses and reimbursement of out-of-pocket expenses of its directors and officers, R & R Ranching expects annual costs of operation in 2002 to equal approximately $12,000. Management estimates that it will cost approximately $500 to raise a calf to the point where it is weaned and ready for sale.
This figure includes the payment of 25% of the calves to Blue Sky as discussed above.

          During the next 12 months, management expects to continue its breeding operations in Melstone, Montana. During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated bison sales.


Results of Operations.
----------------------
	During the three-month period ended July 31, 2002, the Registrant received total revenues of $0 and sustained a net loss of ($1,284) compared to total revenues of $0 and a sustained net loss of ($1,798) for the three-month period ended July 31, 2001. During the nine-month period ended July 31, 2002, the Registrant received total revenues of $0 and sustained a net loss of ($5,883) compared to total revenues of $0 and a sustained net loss of ($17,302) for the nine-month period ended July 31, 2001.

Liquidity.
----------
      During the three-month period ended July 31, 2002, the Registrant had total expenses of ($1,284), while receiving
$0 in revenues. At July 31, 2002 the Registrant had total assets of $98,707. During the three-month period ended July 31, 2001, the Registrant had total expenses of ($1,798), while receiving $0 in revenues and had total assets of $113,020.

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

                                      R & R RANCHING, INC.


Date: 09/12/02                         By:/s/Fred L. Hall
     --------------                 -----------------------------
                                      Fred L. Hall, President and Director

                           CERTIFICATION PURSUANT TO
	18 U.S.C. SECTION 1350
	AS ADOPTED PURSUANT TO
	SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


	In connection with the Quarterly Report of R & R Ranching, Inc. (the "Company") on Form 10-QSB for the period ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Fred L. Hall, Chief Executive Officer,
President and Treasurer of the Company, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

	(1)	The Report fully complies with the requirements of Section
		13 (a) or 15(d) of the Securities and Exchange Act of 1934;

		and

	(2)	The information contained in the Report fairly presents, in
		all material respects, the financial condition and result of operations of the Company