Form 10-K/A
period 2002-10-31
R & R RANCHING INC
filed 2003-02-18
CIK 1081206

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended October 31, 2002
                               ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________
to _________________
                 Commission File No.  333-75297
                                      ----------

                         R & R RANCHING, INC.
                         --------------------
         (Name of Small Business Issuer in its Charter)

NEVADA 					87-0616524
State or Other Jurisdiction of 	(I.R.S. Employer I.D. No.)
 incorporation or organization)

                       1065 West 1150 South
                         Provo, Utah 84601
                         -----------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 377-1758

                               N/A
                      ----------------------
  (Former name and former address, if changed since last Report)
Securities Registered under Section 12(b) of the Exchange Act: None. Securities Registered under Section 12(g) of the Exchange Act:
              Common Stock, Par Value $0.001 Per Share
              ----------------------------------------

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes   X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
October 31, 2002 -$0.00.

     For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 13, 2003 - $165,000. There are approximately 1,067,300 shares of common voting stock of the Registrant held
by non-affiliates.   This valuation is based upon the average
bid prices on February 13, 2003, for our common stock on the OTC Bulletin Board of the NASD.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
         DURING THE PAST FIVE YEARS)

                          Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                          February 13, 2003

                              11,100,000

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     See Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X   No ___
                               PART I

Item 1.  Description of Business.
---------------------------------

Business Development.
--------------------

     Corporate Developments.
     -----------------------

          R & R Ranching ("R & R Ranching, the "Company," "we,"
"our," "us" or words of similar import) is a Nevada corporation organized on August 3, 1998, for the purpose of breeding and raising bison. On February 11, 2000, it completed an offering of 100,000 Units pursuant to a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange
Commission on September 1, 1999. The Units consist of one share of common stock, one A Warrant to purchase one share of common stock at a price of $2.50 and one
B Warrant to purchase one share of common stock at a price of $5.00. The purpose of the offering was to raise funding to pay off a related party loan and to commence ranching operations.

     On October 5, 1998, R & R Ranching executed a
Purchase  Agreement under which it agreed to purchase
20 mature bison cows at a price of $84,000 ($4,200 per head). In order to complete he purchase and begin operations without waiting for the proceeds from its offering, Libco, a consulting firm that is controlled by the former President of R & R Ranching, William R. Davidson, loaned $70,000 to
R & R Ranching. The loan was paid together with interest of $7,730 in February 2000.
      On December 1, 1998, R & R Ranching and Blue Sky entered into the management agreement, under which Blue
Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada, agreed to provide bison management services for R & R
Ranching's bison for a period of one year,  beginning
January 1, 1999. The management agreement provides for Blue Sky to provide grazing lands; winter feed, hay, straw, grains, minerals and water; veterinary care; handling facilities and handling labor;
identification tagging and records management; and herd bulls for breeding. Blue Sky also agreed to market R & R Ranching'syearly calf crop at Blue Sky's expense and to assist in marketing, selling and transporting its breeding stock at R & R Ranching's expense. R & R Ranching is required to pay a management fee of $500 (Canadian) (approximately US$ 335) per month, with Blue Sky to have a lien on R & R Ranching's bison for payment of such fees. In addition, R & R Ranching will pay to Blue Sky one-fourth (1/4) of the proceeds from the sale of R & R Ranching's bulls and heifers.
The agreement has been amended such that Blue Sky can receive some of the calves in lieu of the monthly management fee, the number of calves is to be determined by the R & R Ranching's management.
     On June 1, 2001, the Board of Directors of the
Registrant adopted, ratified and approved a resolution to issue 10,000,000 "unregistered" and "restricted" shares of its $0.001 par value common voting stock to Fred L.
Hall in consideration of the sum of $10,000 paid by personal check of Fred L. Hall. This action was approved by the majority stockholders of the Registrant on June 1, 2001. As a result of this transaction, Mr. Hall became
R&R Ranching's sole control person.

Principal Products or Services and Their Markets.
-------------------------------------------
    Bison, or American Plains Buffalo, are native to the American and Canadian plains. Although they were slaughtered near the point of extinction in the late
19th century, recent estimates have suggested that there are now approximately 250,000 bison in the World.

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

Distribution Methods of the Products or Services.
--------------------------------------------
          Bison products have historically been sold
directly  to interested buyers who visit the ranch or
in specialty markets  such as health food stores and
gourmet stores.  Several U.S.  producers have also
established successful mail order markets.   Bison
pelts, heads and skulls are typically marketed through Western-themed retailers or directly by the producer.
          Breeding stock is generally marketed to other bison producers in bison-related publications such as the Western Livestock Journal and Bison World, the official publication of the National Bison Association.
Local newspapers and agricultural publications are also common marketing methods. In addition, state and national bison associations often have booths and provide marketing information at agricultural events.

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

          A representative of Diving Buffalo Ranch, the
entity from  which R& R Ranching purchased its bison, has
also verbally told  R & R Ranching's President that Diving
Buffalo will assist R & R  Ranching in selling its bison
at R & R Ranching's request.   However, Diving Buffalo
is not contractually committed to give R & R Ranching any marketing assistance.

      R & R Ranching has no plans to advertise
its products in the foreseeable future.  However,
R&R Ranching is  active in national and local bison
associations in order to  develop the networking
contacts necessary to market its bison.   There
can be no assurance that R & R Ranching will be able to successfully produce or market enough animals to make its operations profitable.

Competitive Business Conditions.
--------------------------------
   The bison industry is diffuse; this is the case with most agricultural industries. The National Bison
Association  estimates that in 2001, approximately
250,000 head were being raised by over 2,400 producers in all 50 States, and 20 countries. Bison producers range in size from hobby farmers who maintain a few animals as a side interest or tourist attraction to large producers owning several hundred to several thousand bison.

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

          Sources and Availability of Raw Materials.
          ------------------------------------------

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

          Dependence on One or a Few Major Customers.
          -------------------------------------------

          Management believes that the pool of
potential purchasers of its breeding stock is large because of the diffuse nature of the bison production industry. Bison can be shipped over long distances, so the market for R & R Ranching's animals will not necessarily be limited to Alberta.

          R & R Ranching may also make a portion of its herd available for slaughter, although it will focus primarily on the production of breeding stock. Prudent herd management requires the frequent culling of less desirable breeding stock; R & R Ranching believes that demand for bison meat is high enough to absorb the supply of culled animals. There is a slaughterhouse approximately two to three hours from Blue Sky's ranch in Alberta, Canada. This slaughterhouse is devoted exclusively to the slaughter of bison. Management believes that this facility has enough capacity for all bison that R & R Ranching sends to slaughter, whether directly or through third party purchasers.

 Need for Governmental Approval of Principal Products
or Services.
----------------------------------------

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



Effect of Existing or Probable Governmental
Regulations on the Business.
----------------------------------

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

Research and Development.
-------------------------

          R & R Ranching expects that research and development will not be a significant part of its operations, other than using well-established selective breeding techniques to ensure the quality of its herd.

Costs and Effects of Compliance with
Environmental Laws.
-------------------------------------
          Management believes that compliance with environmental laws will require a significant portion of its resources.

Number of Employees.
--------------------

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


Public Offering.
----------------

     R & R Ranching commenced a public offering of Units consisting of common stock and warrants in late
1999. The offering was completed on February 11, 2000, with all 100,000 Units being sold for gross proceeds of $125,000.

Use of Proceeds.
----------------

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

          Risk Factors.
          -------------

POOR BREEDING STOCK WOULD ADVERSELY AFFECT THE COMPANY

          R & R Ranching must be able to get enough genetically consistent breeding stock on reasonable terms and at reasonable prices in order to succeed.
R & R Ranching can not guarantee that it will be able to do this. See "Description of Business.
"
AN UNHEALTHY HERD WILL ADVERSELY AFFECT THE COMPANY

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

MANAGEMENT EXPECTS EARLY LOSSES

          R & R Ranching was formed in August 1998 and has very limited operating history. The purchase of breeding stock requires large up front expenditures and working capital during the initial start-up period.
R & R Ranching expects that its initial expenses will result in losses early in its development. It cannot guarantee that it will become profitable in the foreseeable future. See "Management's Discussion and Analysis or Plan of Operation."

AUDITOR'S "GOING CONCERN" OPINION

          The Independent Auditor's Report for R & R
Ranching's  audited financial statements as of October
31, 2002, expresses  "substantial doubt about
[R & R Ranching's] ability to continue as a going concern," due to its status as a newly formed company that has not yet established profitable operations.


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

THE MARKET PRICE OF THE SECURITIES MAY NOT EXCEED THE
EXERCISE PRICE  OF THE OUTSTANDING WARRANTS

          The value of the warrants lies in the possibility that the price of R & R Ranching's common stock may someday exceed the exercise price of the warrants.
R & R Ranching can not guarantee that the market price for its common stock will exceed the exercise price of the warrants. If the market price does not exceed $2.50 per share ( for the A Warrants) or $5.00 per share
(for the B Warrants) during the five-year term of the warrants, they will become worthless.

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

Item 2.  Description of Property.
---------------------------------
          R & R Ranching does not currently own any property.
Its executive office is the office of Fred L. Hall, its President, and is provided rent free.

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

Item 3.  Legal Proceedings.
---------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------
          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this Report or from inception on August 3, 1998.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.-------------------------------------------------
Market Information.
-------------------

          The Company's common stock is traded on the
OTC Bulletin  Board of the National Association of
Securities Dealers, Inc.  ("NASD"); however, the market
for shares of the Company's common  stock is extremely
limited and only commenced October 18, 2000.   No assurance
can be given that the present market for the Company's common stock will continue or be maintained, and the sale of the Company's "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Commission by members of management may have a substantial negative impact on the public market.
Fred L. Hall is able to sell up to 11,000 of his 1,002,500 "unregistered" and "restricted" shares in any three month period. See the Risk Factor "Sale of 'Restricted'
Securities."

          The Company's common stock was only recently quoted on the OTC Bulletin Board on October 18, 2000.
The high and low bid prices for these shares of common stock of the Company for the last year period are as follows:

      Bid
Quarter ending:                           High             Low
Oct. 1, 2001, through
December 31, 2001                         $.51            $.50
January 1, 2002, through
March 28, 2002                            $.55            $.50
April 1, 2001, through
June 28, 2002                             $.55            $.55
July 1 through
September 30 2002					$.55		    $.50

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

Holders.
--------

          As of February 13, 2003, R & R Ranching has
56 record stockholders.

Dividends.
----------

          R & R Ranching has not declared any cash dividends with respect to its common stock or its preferred stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, R & R Ranching's ability to pay dividends on its securities.

Sales of Unregistered Securities During the Past Five Years.
----------------------------------------------------
          The following table provides information about all "unregistered" and "restricted" securities that R & R
Ranching has sold since inception, and which were not registered under the 1933 Act:

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

Item 6.  Management's Discussion and Analysis or Plan
of Operation.
----------------------------------

Plan of Operation.
------------------

          R & R Ranching's plan of operation for the
next 12 months is to continue with its bison operation
under the management agreement with Blue Sky Bison. As
of the date of this Report, R & R Ranching's has 30 cows
and 36 calves.  It is expected that each of the 30 cows
is pregnant and will deliver a calf in the Spring 2003, assuming each cow was bred during the 2002 breeding season. Management assumes that each cow is pregnant
based upon observation, however, it cannot accurately account for pregnancy until after the 2003 calving season. R&R Ranching currently is feeding the 36 calves born in
2001 and 2002 and are actively seeking buyers in the
bison breeding or bison meat markets.
          As of the date of this Report, Several buyers
have expressed an interest in purchasing R & R Ranching's calves. R&R anticipates Blue Sky Bison will complete and market R&R Ranching's calves. However, current negotiations have not yielded a satisfying sales contract for the calves. Because all of R & R Ranching's cows are young (about three to six years old), management hopes that it will not have to use many of its heifer calves to replace cows. This
would allow R & R Ranching to sell almost all of its heifer calves while its cows are in their breeding prime. Currently, all of the cows and heifers owned are less than
6 years old. However, many factors, including illness and death of its existing cows, could force R & R Ranching to keep some of its annual heifer calf crop; this would have a negative effect on revenues because the replacement heifers would not be made available for sale.
          Most bison operations breed bulls at the rate
of about one bull to 10 cows. Because the cows that it received under the Purchase Agreement were already pregnant, breeding bulls were not used until the 1999
fall breeding season. The management agreement provides
for Blue Sky to supply bull for breeding, so R & R Ranching will not require breeding bulls of its own until it moves its operations to its own location as discussed below.
Once this occurs, R & R Ranching will keep about one bull for every 10 cows, to be bred for two years. Currently, it appears that all of R&R Ranching's 30 cows are pregnant, and were bred during the 2002 breeding season. R & R Ranching will have to keep replacement bulls from its own herd (or purchase them, on a regular basis) in order to ensure genetic diversity and avoid inbreeding. Bison ranchers commonly keep bulls and cows together and let nature dictate the breeding season. Most breeding occurs in July and August, with a 275 day gestation period.
R & R Ranching will breed its 30 cows during each cow's normal cycle during the months of July and August. Management's current plan is to use Blue Sky Bison's bulls for the 2002 breeding season.
          Calves born in the Spring of 2002 were weaned during the month of November, 2002. R & R Ranching tagged (for identification purposes) and vaccinated its calves during the weaning period. R & R Ranching will pay Blue
Sky $500 (Canadian) (approximately $US 329) per month
under the management agreement, and will pay to Blue
Sky one-fourth (1/4) of the proceeds from the sales of
its bulls and heifers during 1999. In exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows). With additional feed
expenses and reimbursement of out-of-pocket expenses
of its directors and officers, R & R Ranching expects
annual costs of operation in 2000 to equal approximately $12,000. Management estimates that it will cost approximately $500 to raise a calf to the point where it is weaned and ready for sale. This figure includes
the payment of one-fourth of sales proceeds to Blue
Sky as discussed above. The price range for weaned
heifer calves is about $1,200 to $1,500; for weaned
bulls it is $1,000 to $1,200. Therefore, R & R Ranching expects to make a profit of $700 to $1,000 per heifer calf and $500 to $7,00 per bull calf. These figures depend on many factors, including for example: a calf crop of 90%; lack of factors that would complicate pregnancy and birth (e.g., unusually harsh weather, brucellosis and other diseases, inferior genetic stock); and stability of feed and bison prices. If any one of these factors changes,
R & R Ranching's profitability could decrease
significantly.
          During the next 12 months, management expects
to continue its breeding operations in Melstone, Montana. During the next 12 months, R & R Ranching will be able to meet its current operating expenses from anticipated
bison sales.   In addition, management is considering
liquidating all of the bison and pursuing other business opportunities.

Results of Operations.
----------------------

          The revenues for the year ended October 31,
of 2002, were $0; and expenses were $20,218; and losses
were ($20,218).  These losses were primarily the result
of general and administrative expenses. During the year ended October 31, 2002, the Company capitalized $5,795 for the twenty calves born less $2,715 for the twelve calves transferred to Blue Sky Bison Ranch LTD. in accordance with the management agreement.
Liquidity.
----------

      The Company had cash of $510 at October 31, 2002.
Management feels cash loans or sale of bison will be done to meet cash demands.

Item 7.  Financial Statements.
-----------------------------

























R & R RANCHING, INC.
[A Development Stage Company]

FINANCIAL STATEMENTS

OCTOBER 31, 2002

R & R RANCHING, INC.
[A Development Stage Company]




CONTENTS

				PAGE
                                                                             	-	Independent Auditors' Report						1


	-	Balance Sheet, October 31, 2002					2


	-	Statements of Operations, for the year ended
		October 31, 2002 and 2001 and from inception
		on August 3, 1998 through October 31, 2002 			3

	-	Statements of Stockholders' Equity, from inception
		on August 3, 1998 through October 31, 2002			4

	-	Statements of Cash Flows, for the year ended
		October 31, 2002 and 2001 and from inception
		on August 3, 1998 through October 31, 2002			5 - 6

	-	Notes to Financial Statements	7 - 11

<TABLE/>






























INDEPENDENT AUDITORS' REPORT



Board of Directors
R & R RANCHING, INC.
Springville, Utah

We have audited the Balance Sheet of R & R Ranching,
Inc. [a development stage company] as of October 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended
October 31, 2002 and 2001 and for the periods from inception on August 3, 1998 through October 31, 2002.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R & R Ranching, Inc. [a development stage company] as of October 31, 2002, and the results of their operations and their cash flows for the year ended October 31, 2002 and 2001 and for the periods from inception through October 31, 2002, in conformity with generally accepted accounting principles of the United States.

The financial statements referred
to above have been prepared assuming R & R Ranching, Inc.
[a development stage company] will continue as a going concern. As discussed in Note 6 to the financial statements, R & R Ranching, Inc. has incurred losses since inception, has current liabilities in excess of current assets and has not yet established profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6.
 The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



January 9, 2002
Salt Lake City, Utah

R & R RANCHING, INC.
[A Development Stage Company]
BALANCE SHEET

ASSETS
							October 31,
		  						2002
							___________
CURRENT ASSETS:
	Cash in bank				$   510
	Total Current Assets				510

PROPERTY - BISON, net		    		  86,573
							___________
							$ 87,083

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts payable			$		3,552
	Advances - related party			2,400
	Notes payable - related party			1,510
	Accrued expenses			   		   16
			___________
		Total Current Liabilities		7,478

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
10,000,000 shares authorized, no shares
	issued and outstanding	      		-
Common stock, $.001 par value, 50,000,000
	shares authorized, 11,100,000 shares
	issued and outstanding	  			11,100
	Capital in excess of par value	     136,570
	(Deficit) accumulated during the
		development stage	 	 	    (68,065)
			___________
		Total Stockholders' Equity	     79,605
							___________
							   $ 87,083


The accompanying notes are an integral part of this financial statement.

R & R RANCHING, INC.
[A Development Stage Company]

STATEMENTS OF OPERATIONS


						For the		From Inception
						Year Ended		on August 3,
						October 31,		1998 Through
			_________________________________ _ October 31, 							  2002		2001		2002
                                                              			 REVENUE				$	-	$	-	$	14,450
			     _________________	_________________	_________________ EXPENSES:

Bison Operating Expenses	13,488	6,122			35,961
General and Administrative	 6,714	12,709		38,808
Total Expenses			20,202	18,831		74,769

LOSS BEFORE OTHER EXPENSE    (20,202)	(18,831)		(74,769)
OTHER (EXPENSE):
	Interest Expense		   (16)		-		(7,746)
				_________________	_________________	_________________
LOSS BEFORE INCOME TAXES	(20,218)	(18,831)		(68,065)
CURRENT TAX EXPENSE			-		-			-

DEFERRED TAX EXPENSE			-		-			-
			_________________	_________________	_________________
NET LOSS			$	(20,218)	$(18,831)		$(68,065)
________________	_________________	_________________
LOSS PER COMMON SHARE	$	   (.00)	$   (.00)		$   (.02)
 			__________________	__________________	__________________










The accompanying notes are an integral part of these financial statements.

R & R RANCHING, INC.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY

FROM INCEPTION ON AUGUST 3, 1998 THROUGH OCTOBER 31, 2002

Deficit
accumulated			Preferred Stock		Common Stock		Capital in
During the		     ______________________	______________________	Excess of
Development		  	Shares	Amount	Shares	Amount	Par Value
Stage
__________	__________	__________	__________	___________	___________
BALANCE,
August 3, 1998	       -	   $	-	-	$	-	       $	-	$	-
Issuance of 1,000,000
shares of common stock
at $.025 per share	 -		-  1,000,000   1,000		24,000		-
Net loss for the period
  ended October 31, 1998 -		-	-		-		-		(1,002)
 	__________	__________	__________	__________	___________	___________
BALANCE, October 31,
1998				 -		-  1,000,000   1,000		24,000	(1,002)
Net loss for the year
  ended October 31,
1999				-		-	-		-		-		(12,083)
	__________	__________	__________	__________	___________	___________
BALANCE, October 31,
1999				-		-  1,000,000   1,000		24,000	(13,085)

Issuance of common stock
for cash at $1.25 per share
net of deferred stock offering
cost of $12,330		-		-	100,000    100		112,570		-
Net loss for the year ended
  October 31, 2000	-		-		-	-		-		(15,931)
 	__________	__________	__________	__________	___________	___________
BALANCE, October 31,
2000				-		-	1,100,000	1,100		136,570	(29,016)

Issuance of common
stock for cash at
$.001 per share		-		-	10,000,000	10,000	-		-
Net loss for the
period ended
October 31, 2001		-		-		-		-	-		(18,831)
 	__________	__________	__________	__________	___________	___________
BALANCE, October 31,
2001				-		-	11,100,000	11,100	136,570	(47,847)

Net loss for the
period ended
October 31, 2002		-		-		-		-		-	(20,218)
		__________	__________	__________	__________	___________	___________ BALANCE, October
31, 2002			-	$	-	11,100,000	$11,100 $	136,570$	(68,065)
 	___________	___________	___________	___________	____________	____________

The accompanying notes are an integral part of this financial statement.
R & R RANCHING, INC.
[A Development Stage Company]
STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

								For the		From Inception
								Year Ended		on August 3,
											October 31,	1998 Through 						_______________________	October 31, 								2002			2001	2002
Cash Flows Provided by Operating Activities:
	Net loss		  			$	(20,218)	$(18,831)	$	(68,065)
Adjustments to reconcile net loss to net cash
used in operating activities:
	Non-cash expense						-		-		    475
	Bad debt expense				 	10,000		-		 10,000
	Recovered costs for bison calves, etc	(3,080)	 (6,564)		(27,922)
Depreciation and amortization				 6,726	  4,916	       25,374
Changes in assets and liabilities:
	Increase (decrease) in accounts payable	(3,745)	  4,227	  	  3,552
	Increase in accrued expenses			    16		-		     16
Net Cash (Used) by Operating Activities		(10,301)	(16,252)		(56,570)
			 				_____________  ____________	_____________
Cash Flows Provided by Investing Activities:
	Payment of organization costs				-		-		   (500)
	Purchase of bison						-		-		(84,000)
	(Increase) in deposits					-	(10,000)		(10,000)
 						 	_____________	____________     ________
Net Cash (Used) in Investing Activities			-	(10,000)		(94,500)
 			_____________	____________	_____________
Cash Flows Provided by Financing Activities:
	Change in advances  - related party		(3,500)	  2,770		  2,400
 	Proceeds from issuance of note payable
	- related party					  1,510		-		71,510
	Payment on note payable -
	related party						-		-		(70,000)
 	Proceeds from common stock issuance		 10,000	160,000
Payment of stock offering costs				-		-		(12,330)
 							_____________	___________	_____________
Net Cash Provided by Financing Activities		(1,990)	 12,770		151,580
Net Increase (Decrease) in Cash			(12,291)	(13,482)		    510
Cash at Beginning of Period				 12,801	 26,283			-
			_____________	____________	_____________
Cash at End of Period				   	$   510	$ 12,801		$   510

	[Continued]












	R & R RANCHING, INC.
	[A Development Stage Company]

	STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

[Continued]

									For the		From Inception
									Year Ended		on August 3,
									October 31,		1998 Through
			___________________________					October 31,
									2002		2001	2002
                                                                                 Supplemental Disclosures of Cash Flow Information:
	Cash paid during the period for:
	  Interest							$	-	$	-	$ 7,730
	  Income taxes						$	-	$	-	$	-

Supplemental Schedule of Noncash Investing and Financing Activities:
	For the period ended October 31, 2002:
	The Company capitalized $5,050 in costs related to bison calves. For the period ended October 31, 2001:
	The Company capitalized $6,564 in costs related to bison calves.






















The accompanying notes are an integral part of these financial statements.












R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

		Organization - R & R Ranching, Inc.
(the Company) was organized under the laws of the State of Nevada on August 3, 1998. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS)
No. 7. The Company is engaged in the business of breeding and raising bison in eastern Montana. The
Company, has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

		Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimated by management.
	Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.
		Property - Bison - Inventory consists of bison, which are held for breeding purposes. The bison are recorded at the lower of cost or market value [See Note 2].

		Loss Per Share - The Company accounts for loss per share in accordance with Statement of Financial
Accounting Standards (SFAS) No.  128 "Earnings Per Share".
This statement requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive [See Note 7].

		Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting
Standards No. 109 "Accounting for Income Taxes". This statement requires an asset and liability approach for accounting for income taxes [See Note 8].

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141,
"Business Combinations", SFAS  No. 142, "Goodwill and
Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" were recently issued. SFAS No. 141, 142, 143, 144, 145 and
146 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Bad Debt Expenses - During 2002, the Company recorded a
$10,000 bad debt expense related to a deposit made in a prior year for services which were never received.

R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[Continued]
Reclassification - The financial statements for periods prior to October 31, 2002 have been reclassified to conform to the headings and classifications used in the October 31, 2002 financial statements.

NOTE 2 - BISON

	Bison that are purchased for breeding are recorded at cost and depreciated over their useful lives (15 years), using the straight-line method. If a bison dies or is sold, the full remaining amount is expensed.
	Bison that are internally developed are recorded by capitalizing one year's depreciation of the mother and all direct development costs until the bison have reached maturity and have been selected for breeding or other productive purposes. At the point of maturity, the bison are depreciated over their estimated useful lives of 15 years. If the bison are sold, the costs are charged to costs of goods sold.

	During the year ended October 31, 2002, the Company transferred twelve calves valued at $2,715 to Blue Sky
Bison Ranch, Ltd. in accordance with a bison care and management agreement [See Note 5]. The Company further capitalized $5,795 for the estimated 20 calves born as of October 31, 2002, less the estimated 5 calves valued at $1,542 to be transferred in accordance with the bison care and management agreement. The following is a summary of bison as of October 31, 2002:

							Net		Accumulate
				Quantity	Cost	Additions	Depreciation	Net
Breeding Stock			30	$100,886   $   -		$ (25,374) 	$75,512 	Calves				36	   7,981 	 3,080	    -		 11,061
Total Bison				66	$108,867	$3,080	$ (25,374)  $86,573

NOTE 3 - NOTES PAYABLE - RELATED PARTY

The following is a summary of notes payable to related parties, as of October 31, 2002

8% unsecured note payable to an  officer/shareholder,
 due upon demand								$	100

8% unsecured note payable to an  officer/shareholder,
 due upon demand	      							110

8% unsecured note payable to an  officer/shareholder,
 due upon demand								    1,300
										    1,510
		Less current portion					   (1,510)
										__________
Long-term portion								$	-

R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE - RELATED PARTY (Continued)

	During the year ended October 31, 2002 and 2001 the Company recorded $16 and $0, respectively, for interest on notes payable.

NOTE 4 - CAPITAL STOCK

	Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.
No shares are issued and outstanding at October 31,  2002.

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

	During the period ended July 31, 2000, the Company
completed a  public stock offering and issued 100,000
shares of its previously  authorized, but unissued common
stock and related A and B warrants  for cash of $125,000,
net of $12,330 offering costs. The Company  filed a
registration statement with the United States Securities
and Exchange Commission on Form SB-2 under the Securities
Act of 1933.  The offering consisted of 100,000 units
consisting of a total of 100,000  shares of common stock,
100,000 A warrants and 100,000 B warrants. Each  A warrant
allows the holder to purchase one share of common stock at
a price of $2.50. Each B warrant allows the holder to
purchase one share  of common stock at a price of $5.00.
The warrants are subject to  adjustment in certain events
and are exercisable for a period of five  years from the
date of the offering. The Company may call the warrants
at their exercise price on 30 days notice at any time
after issuance  and prior to the expiration date of the
warrants.  The warrants  may only be exercised or redeemed
if a current prospectus is in  effect.  As of October 31,
2002, no warrants have been exercised.
	Stock Option Plan - On August 10, 1998, the Board
of Directors of  the Company adopted and the stockholders
at that time approved, the  1998 Stock Option Plan. The
plan provides for the granting of  awards of up to
1,000,000 shares of common stock to sales
representatives,  officers, directors, consultants and
employees. The awards can consist  of stock options,
restricted stock awards, deferred stock awards, stock
appreciation rights and other stock-based awards as
described in the plan.   Awards under the plan will be
granted as determined by the board of directors. As of October 31, 2002, no awards have been granted under the plan.







R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

	Bison Care and Management Agreement - During
December, 1998 the Company  entered into an agreement
with Blue Sky Bison Ranch, Ltd., of Carvel,  Alberta,
Canada ("Blue Sky") under which Blue Sky would house,
feed,  manage and market the Company's bison for a period
of one year commencing  January 1, 1999.  The agreement
provides for the Company to pay a monthly  management fee
of $500 (Canadian) which is approximately $335 US and  25%
of the proceeds from the sale of calves. During the first quarter of 2002, the agreement was amended such that Blue
Sky will receive 25% of the calves in lieu of the monthly management fee. Blue Sky's president, director and controlling shareholder is the father of a shareholder and former officer of the Company. At October 31, 2002 the Company owed management fees of $2,400.

	Notes payable - related party - During the year
ended October 31,  2002, an officer/shareholder loaned
the Company $1,510.  [See Note 4]   The Notes accrue
interest at 8% per annum.

	Management Compensation - The Company has not paid any compensation to its officers and directors.

	Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

NOTE 6 - GOING CONCERN

	The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations.
These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through sales of bison, which funds will be used to assist in establishing profitable on-going operations. There is no assurance that the Company will be successful in raising funds through bison sales or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

R & R RANCHING, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares for the periods ended. The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares for the periods ended

							For the		From Inception
							Year Ended		on August 3,
							October 31,		1998 Through
							_________________	October 31,
							2002		2001	2002
(Loss) from continuing operations
 applicable to common stock (numerator)	$(20,218)	$(18,831)	$(68,065)

Weighted average number of common shares
outstanding used in (loss) per
share during the period (denominator)	  11,100,000 5,264,384	4,174,635
        ________   	__________	_____________

At October 31, 2002 the Company had warrants to purchase
200,000 shares of the Company's common stock at prices ranging from $2.50 to $5.00 per share that were not included in calculation of loss per share because their effect would be anti-dillutive.

At October 31, 2001 the Company had warrants to purchase
200,000 shares of the Company's common stock at prices ranging from $2.50 to $5.00 per share that were not included in calculation of loss per share because their effect would be anti-dillutive.

NOTE 8 - INCOME TAXES

	The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the
Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At October 31, 2002, the Company has available unused operating loss carryforwards of approximately $53,000, which may be applied against future taxable income and which expire in various years through 2022.
	The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,000 as of October 31, 2002, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately
$8,000 during the year ended October 31, 2002.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

	During the two most recent fiscal years, there has not been any change in the principal independent accountant for the Issuer, and there has been no disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

	PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICER, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT.

	(A)	IDENTIFICATION OF DIRECTORS.

	The current directors of the Issuer, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified, are set forth below:

						YEAR FIRST ELECTED
	NAME			AGE		AS DIRECTOR			POSITION
Fred L. Hall		36		June, 2001			President, Secretary
										Director

	(B)	IDENTIFICATION OF EXECUTIVE OFFICERS.

	Same as above.

	(C)	SIGNIFICANT EMPLOYEES.

	The Issuer has no significant employees other than its officers and directors.

	(D)	FAMILY RELATIONSHIPS.

	None

	(E)	BUSINESS EXPERIENCE.

	(1)	Background

	          Fred L. Hall, age 36, President and Director of the Company Mr. Hall currently owns and operates Little Brown Dog, LLC., a consulting business. Between 1998 and 2001, Mr. Hall operated Cap's Sporting Goods Wholesale,
Inc. whose principle focus was a sporting clays range located in Springville, UT and the sale of sporting goods wholesale products. Mr. Hall received a bachelors degree from Utah Valley State College in Business with an emphasis in accounting.

	(2) Directorships

	Except as described herein, none of the Issuer's directors, nor any person nominated or chosen to become a director holds any other directorships in any other company with class of securities registered pursuant to
Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act of any company registered as an investment company under the Investment Company Act of 1940.

	(F)	INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

	None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type as described in Section
401(f) of Regulation S-K.

ITEM 10.  EXECUTIVE COMPENSATION.

	(A) CASH COMPENSATION.

	No compensation made.

	(B) COMPENSATION PURSUANT TO PLANS.

	There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Issuer.

	(C) OTHER COMPENSATION.

	None.

	(D) COMPENSATION TO DIRECTORS.

Term of Office.
---------------

          The term of office of the current directors shall continue until the annual meeting of stockholders.

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

Significant Employees.
----------------------

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

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

          The following table sets forth the aggregate executive compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

<CAPTIONS>

Long Term Compensation
		Annual Compensation           Awards     Payouts
(a)           	(b)      (c)  (d)   (e)      (f)       (g)     (h)    (i)
Name and       Years or              Other                               All
principal      periods               Annual   Restricted Option/  LTIP   Other
	position       Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
				Salary Bonus sation   Awards$    #       $       sation
------------------------------------------------------------------------------
Fred L.    10/31/01   	  0      0     0         0        0        0        0
Hall       10/31/02	  0      0     0         0        0        0        0




Stock Option Plans.
-------------------

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ended
October 31, 2002, 2001 or 2000, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

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

Termination of Employment and Change of Control Arrangement.
-------------------------------------------------------
          There are no compensatory plans or
arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.
-------------------------------------------------------------
Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than 5% of the Company's common stock as of the date of filing of this Report:

                              Number and Percentage
				 of Shares Beneficially Owned
				-----------------------
Name and Address
----------------
Fred L. Hall
Sole Officer & Director       Shareholder 10,032,700*  -    90.0%
1065 West 1150 South
Provo, UT 84601

*32,700 shares are owned by entities that are either owned or controlled by Brenda Hall, wife of Fred L. Hall.


Security Ownership of Management.
---------------------------------
     The following table sets forth the share holdings of the Company's directors and executive officers as of the date of filing of this Report:

                       Number and Percentage
			of Shares Beneficially Owned
			------------------------
Name and Address
----------------
Fred L. Hall
Sole Officer & Director 	Shareholder 10,032,700* - 		90.0%
1065 West 1150 South
Provo, UT 84601

*32,700 shares are owned by entities that are either owned or controlled by Brenda Hall, wife of Fred L. Hall.

Changes in Control.
-------------------

          To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

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

          The management agreement provides for a monthly payment of $500 (Canadian) for Blue Sky's management services. At the current exchange rate of approximately
US$ 0.60 per Canadian dollar, the monthly and annual management fees are approximately US$ 322.and US$
3,600, respectively. The Agreement has been amended such that Blue Sky can receive proceeds from calf sales in lieu of the monthly management fee, the number of calves is to be determined by the Company's management.
For a more complete description of the management agreement, see "Description of Business."
          R & R Ranching has no parents.

          To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------
Reports on Form 8-K.
--------------------

None.
                                                Exhibit
Exhibits                                        Number
--------                                        ------
          (i)						none

          None.

          (ii)                                 Where Incorporated
								In This Report

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.







                              R & R RANCHING, INC.


Date: 2/13/03                 By
          				Fred L. Hall, President and Director



      Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	R & R RANCHING, INC.


Date:  2/13/03   	    By
     			          Fred L. Hall, President and Director


ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.
It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 R&R Ranching, Inc.


Date: 02/13/03                       By:
     ---------                       -----------------------
						Fred L. Hall, Chief Executive
						Officer and Director


     In accordance with the Exchange Act, this report has
been signed below by the following persons on behalf of the
registrant and in the capacities and on the dates indicated.
Date: 02/13/03                       By:
     ---------                       -----------------------
						Fred L. Hall, Chief Executive
						Officer and Director


Date: 02/13/03                       By:
     ---------                       -----------------------
						Fred L. Hall, Chief
						Financial Officer

Date: 02/13/03                       By:
     ---------                       -----------------------
						Fred L. Hall, Secretary/Treasurer
						and Director

Date:  02/13/03                      By:
     ---------                       -----------------------
						Fred L. Hall, Director

Date: 02/13/03                       By:
     ---------                       -----------------------
						Fred L. Hall, Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Fred L. Hall, Chief Executive Officer of R&R
Ranching, Inc. (the "Registrant"), certify that:
     1.   I have reviewed this Annual Report on Form
10-KSB of the Registrant;
     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual
Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange
Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a)   designed such disclosure controls and procedures
to ensure that   material information relating to the
Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report
(the "Evaluation Date"); and

	c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that
involves management or   other employees who have
a significant role in the Registrant's internal controls;
and

     6.     The Registrant's other certifying officer and
I have indicated in this Annual Report whether or not
there were significant changes in internal controls or
in other factors that could significantly affect internal
controls subsequent to the date of our most recent
evaluation, including any corrective actions with
regard to significant deficiencies and material
weaknesses.
Dated:   02/13/03                   Signature: Fred L. Hall
-----------------                       ---------------------
						Fred L. Hall
			 			Chief Executive Officer