Form 10-K/A
period 2002-10-31
R & R RANCHING INC
filed 2003-02-26
CIK 1081206

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB/A1

[X] AMMENDMENT TO THE ANNUAL REPORT UNDER SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     (1)   Yes  X    No            (2)   Yes   X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A1 or any amendment to this Form 10-KSB/A1. [ ]

     State Issuer's revenues for its most recent fiscal year:
October 31, 2002 -$0.00.

     For the Exhibit Index, see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 18, 2003 - $165,000. There are approximately 1,067,300 shares of common voting stock of the Registrant held
by non-affiliates.   This valuation is based upon the average
bid prices on February 18, 2003, for our common stock on the OTC Bulletin Board of the NASD.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
         DURING THE PAST FIVE YEARS)

                          Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                          February 18, 2003

                              11,100,000

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

     -    Notes to Financial Statements 7 - 11




























INDEPENDENT AUDITORS' REPORT

Pritchett, Siler, & Hardy, P.C.
555 East 200 South, Ste. 250
Salt Lake City, UT 84102
(801) 328-2727

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



/s/ Pritchett, Siler, & Hardy, P.C.
February 14, 2003
Salt Lake City, Utah
R & R RANCHING, INC.
[A Development Stage Company]
BALANCE SHEET

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

R & R RANCHING, INC.
[A Development Stage Company]

STATEMENTS OF OPERATIONS


                              For the        From Inception
                              Year Ended          on August 3,
                              October 31,         1998 Through
               _________________________________ _ October 31,
                           2002    2001           2002
      REVENUE            $    -    $    -    $    14,450
                    _________________   _________________   _________________
EXPENSES:

Bison Operating Expenses 13,488    6,122               35,961
General and Administrative     6,714    12,709         38,808
Total Expenses           20,202    18,831         74,769

LOSS BEFORE OTHER EXPENSE    (20,202)   (18,831)       (74,769)
OTHER (EXPENSE):
     Interest Expense            (16)        -         (7,746)
                    _________________   _________________   _________________
LOSS BEFORE INCOME TAXES (20,218)  (18,831)       (68,065)
CURRENT TAX EXPENSE           -         -              -

DEFERRED TAX EXPENSE               -         -              -
               _________________   _________________   _________________
NET LOSS            $    (20,218)  $(18,831)      $(68,065)
________________    _________________   _________________
LOSS PER COMMON SHARE    $       (.00)  $   (.00)      $   (.02)
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

     [Continued]















     R & R RANCHING, INC.
     [A Development Stage Company]

     STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

[Continued]

                                             For the        From Inception
                                             Year Ended          on August 3,
                                             October 31,         1998 Through
               ___________________________                       October 31,
                                             2002      2001 2002
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                   $    -    $    -    $ 7,730
       Income taxes                          $    -    $    -    $    -

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

                                   Net       Accumulate
                    Quantity  Cost Additions Depreciation   Net
Breeding Stock           30   $100,886   $   -         $ (25,374)     $75,512
Calves                   36      7,981   3,080        -           11,061
Total Bison                   66   $108,867  $3,080    $ (25,374)  $86,573

NOTE 3 - NOTES PAYABLE - RELATED PARTY

The following is a summary of notes payable to related parties, as of October 31, 2002

8% unsecured note payable to an  officer/shareholder,
 due upon demand                                       $    100

8% unsecured note payable to an  officer/shareholder,
 due upon demand                                            110

8% unsecured note payable to an  officer/shareholder,
 due upon demand                                           1,300
                                                      1,510
          Less current portion                            (1,510)
Long-term portion                                      $    -

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

Date: 02/18/03                       By: Fred L. Hall
     ---------                       -----------------------
                              /s/ Fred L. Hall, Chief Executive
                              Officer and Director

     In accordance with the Exchange Act, this report has
been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: 02/18/03                       By: Fred L. Hall
     ---------                       -----------------------
                              /s/ Fred L. Hall, Chief Executive
                              Officer and Director


Date: 02/18/03                       By: Fred L. Hall
     ---------                       -----------------------
                              /s/ Fred L. Hall, Chief
                              Financial Officer

Date: 02/18/03                       By: Fred L. Hall
     ---------                       -----------------------
                              /s/ Fred L. Hall, Secretary/Treasurer
                              and Director

Date: 02/18/03                       By: Fred L. Hall
     ---------                       -----------------------
                              /s/ Fred L. Hall, Director

Date: 02/18/03                       By: Fred L. Hall
     ---------                       -----------------------
                              /S/ Fred L. Hall, Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Fred L. Hall, Chief Executive Officer of R&R
Ranching, Inc. (the "Registrant"), certify that:
     1.   I have reviewed this Annual Report on Form
10-KSB/A1 of the Registrant;
     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

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
Dated:   02/18/03                   Signature: Fred L. Hall
-----------------                       ---------------------
                              /s/ Fred L. Hall
                              Chief Executive Officer

               CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of R&R Ranching, Inc. (the"Registrant") on Form 10-KSB/A1 for the year ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), we, Fred L. Hall, Chief Executive Officer, and Fred L. Hall, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that:

     (1) The Annual Report fully complies with the requirements of section13(a) or 15(d) of the Securities
Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


/s/ Fred L. Hall
-------------------
Fred L. Hall
Chief Executive Officer



/s/ Fred L. Hall
-----------------
Fred L. Hall
Chief Financial Officer