Form 10QSB
period 2003-01-31
R & R RANCHING INC
filed 2003-03-18
CIK 1081206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------

                       Commission File No. 333-75297

                           R & R RANCHING, INC.
                           --------------------
     (Exact name of Small Business Issuer as specified in its Charter)


           NEVADA                                        87-0616524
           ------                                        ----------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

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

                              March 18, 2003

                                 22,200,000

                  Part I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
---------------------------------

       The Financial Statements of the Registrant ("R & R Ranching," the "Company," "we," "us," "our" and words of similar import) required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                       R & R RANCHING, INC.
                  [A Development Stage Company]




CONTENTS                                                               PAGE

Unaudited Condensed Balance Sheets, January 31, 2002 and
    October 31, 2001                                                     2

Unaudited Condensed Statements of Operations, for the three
    months and six months ended January 31, 2002 and 2001
    and from inception on August 3, 1998 through
    January 31, 2002                                                     3

Unaudited Condensed Statements of Cash Flows, for
    the six months ended January 31, 2002 and from inception
    on August 3, 1998 through January 31, 2002                       4 - 5

Notes to Unaudited Condensed Financial Statements                   6 - 10

                      R & R RANCHING, INC.
                 [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                             January 31, October 31,
                                               2003        2002
                                             ---------   ---------
CURRENT ASSETS:
  Cash in bank                               $     116   $     510
                                             ---------   ---------
        Total Current Assets                 $     116   $     510

PROPERTY - BISON, net                           86,573      86,573
                                             ---------   ---------
                                             $  86,689   $  87,083
                                             =========   =========


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $   4,974   $   3,552
  Accounts payable - related party               2,400       2,400
  Notes payable - related party                  3,010       1,510
  Accrued expenses                                  53          16
                                             ---------   ---------
        Total Current Liabilities               10,437       7,478
                                             ---------   ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value
   10,000,000 shares authorized,
   no shares issued and outstanding                  -           -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   22,200,000 shares issued and outstanding,    22,200      22,200
   Capital in excess of par value              125,470     125,470
  Deficit accumulated during the
   development stage                           (71,418)    (68,065)
                                             ---------   ---------
        Total Stockholders' Equity              76,252      79,605
                                             ---------   ---------
                                              $ 86,689   $  87,083
                                             =========   =========

Note: The balance sheet at October 31, 2002 was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of this unaudited financial statements.

                          R & R RANCHING, INC.
                     [A Development Stage Company]


            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                     For the Three         From Inception
                                     Months Ended           on August 3,
                                      January 31            1998 Through
                              2003                2002          2003
                              -----------    -----------    -----------
Revenue:                      $         -    $         -    $    14,450
                              -----------    -----------    -----------
Expenses:

   Bison Operating Expenses             -              -         35,961
   General & Administrative         3,316          2,304         42,124
                              -----------    -----------    -----------
   Total Expenses                   3,316          2,304         78,085
                              -----------    -----------    -----------
Loss From Operations               (3,316)        (2,304)       (63,635)

Other Expense:
   Interest Expense                    37              -          7,783
                              -----------    -----------    -----------
Loss Before Income Taxes           (3,353)        (2,304)       (71,418)

Current Tax Expense                     -              -              -

Deferred Tax Expense                    -              -              -
                              -----------    -----------    -----------
Net Loss                      $    (3,353)   $    (2,304)   $   (71,418)
                              ===========    ===========    ===========

Loss Per Common Share         $      (.00)   $      (.00)   $      (.01)
                              ===========    ===========    ===========

The accompany notes are an integral part of these unaudited condensed financial statements.

                       R & R RANCHING, INC.
                   [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                             For the Three     From Inception
                                             Months Ended       on August 3,
                                               January 31,      1998 Through
                                            ----------------     January 31,
                                            2003       2002         2003
                                            --------  -------   -----------
Cash Flows from Operating Activities:
 Net loss                                   $ (3,353) $(2,304)  $   (71,418)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Write-off of organization costs                 -        -           475
   Depreciation and amortization                   -        -        25,374
   Bad Debt Expense                                -        -        10,000
   Recovered cost for bison calves                 -        -       (27,922)
   Changes in assets and liabilities:
     Increase (decrease) in accounts payable   1,422   (3,582)        4,974
     Increase (decrease) in accrued expenses      37        -            53
                                            --------  -------   -----------
   Net Cash (Used) by Operating Activities    (1,894) ( 9,386)      (58,464)
                                            --------  -------   -----------
Cash Flows from Investing Activities:
  Payment of organization costs                    -        -          (500)
  Purchase of bison                                -        -       (84,000)
  Increase in Deposits                             -        -       (10,000)
                                            --------  -------   -----------
  Net Cash (Used) in Investing Activities          -        -       (94,500)
                                            --------  -------   -----------
Cash Flows from Financing Activities:
  Change in advances - related party               -   (3,500)        2,400
  Proceeds from of note payable -
   related party                               1,500        -        73,010
  Payment on note payable                          -        -       (70,000)
  Proceeds from common stock issuance              -        -       160,000
  Payment of stock offering costs                  -        -       (12,330)
                                            --------  -------   -----------
  Net Cash Provided by Financing Activities    1,500   (3,500)      153,080
                                            --------  -------   -----------
Net Increase in Cash and Cash Equivalents      ( 394)  (9,386)          116

Cash at Beginning of Period                      510   12,801             -
                                            --------  -------   -----------
Cash at End of Period                       $    116  $ 3,415   $       116
                                            ========  =======   ===========

                       R & R RANCHING, INC.
                   [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents


                                             For the Three     From Inception
                                             Months Ended       on August 3,
                                               January 31,      1998 Through
                                            ----------------     January 31,
                                            2003       2002         2003
                                            --------  -------   -----------
Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
   Interest                                 $      -  $     -   $     7,730
   Income taxes                             $      -  $     -   $         -

Supplemental schedule of Noncash Investing and Financing Activities:
  For the period ended January 31, 2003:
   None

  For the period ended January 31, 2002:
   None

The accompanying notes are an integral part of these condensed financial statement.

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

                       R & R RANCHING, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2002 audited financial statements. The results of operations for the periods ended January 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

     During the year ended October 31, 2002, the Company transferred twelve calves valued at $2,715 to Blue Sky Bison Ranch, Ltd. in accordance with a bison care and management agreement [See Note 5]. The Company further capitalized $5,795 for the 20 calves born as of October 31, 2002, less the estimated 5 calves valued at $1,542 to be transferred in accordance with the bison care and management agreement. The following is a summary of bison as of January 31, 2003.

     The following is a summary of bison as of January 31, 2003:

                                                        Accumulated
                        Quantity     Cost    Additions  Depreciation      Net
                     ---------------------------------------------------------
  Breeding Stock         30     $100,886   $       -  $  (25,374)     $ 75,512
  Calves                 36        7,981       3,080           -        11,061
                     ---------------------------------------------------------
  Total Bison            66     $108,867   $   3,080  $  (25,374)     $ 86,573
                     =========================================================

NOTE 3 - RELATED PARTY TRANSACTIONS

     As of January 31, 2003, the Company has $3,010 in unsecured notes payable with related accrued interest payable of $57 to an officer/shareholder. The note bear interest at 8% and are due on demand. During the quarter ended January 31, 2003 and 2002, the Company recorded $37 and $0, respectively, of interest on notes.

     Bison Care and Management Agreement - During December, 1998 the Company entered into an agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada ("Blue Sky") under which Blue Sky would house, feed, manage and market the Company's bison. The agreement provides for the Company to pay a monthly management fee of $500 (Canadian) which is approximately $335 US and 25% of the proceed from the sale of calves. As of November 1, 2001 the agreement was renegotiated to a management fee of 25% of the calves born during the year or the proceeds from the sale of 25% of the calves. Blue Sky's president, director and controlling shareholder is the father of a shareholder of the Company. At January 31, 2003 the Company owed management fees of $2,400.

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

NOTE 4 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at July 31, 2003.

     Common Stock - During the period ended October 31, 1998, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock for cash of $20,804 and a stock subscription receivable of $4,196. The stock subscription receivable was paid in full during November, 1998.

     On June 1, 2001, the Company issued 20,000,000 shares of common stock for $10,000 or $.0005 per share and effectively changed control of the Company. In connection with the changes of control, the directors and officers of the Company resigned after designating Fred L. Hall as the sole officer and director of the Company.

     During the six months ended July 31, 2000, the Company completed a public stock offering and issued 200,000 shares of its previously authorized, but unissued common stock and related A and B warrants for cash of $125,000, net of $12,330 in deferred offering costs. The Company filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. The offering consisted of 200,000 units consisting of a total of 200,000 shares of common stock, 200,000 A warrants and 200,000 B warrants. Each A warrant allows the holder to purchase one share of common stock at a price of $1.25. Each B warrant allows the holder to purchase one share of common stock at a price of $2.50. The warrants are subject to adjustment in certain events and are exercisable for a period of five years from the date of the offering. The Company may call the warrants at their exercise price on 30 days notice at any time after issuance and prior to the expiration date of the warrants. The warrants may only be exercised or redeemed if a current prospectus is in effect. As of January 31, 2003, no warrants have been exercised.

     Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved, the 1998 Stock Option Plan. The plan provides for the granting of awards of up to 1,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. As of January 31, 2003, no awards have been granted under the plan.

                       R & R RANCHING, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through sales of bison, which funds will be used to assist in establishing on-going operations. There is no assurance that the Company will be successful in raising funds through bison sales or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares for the periods ended

                                                For the Three   From Inception
                                                Months Ended    on August 3,
                                                 January 31     1998 Through
                                          -------------------    January 31,
                                                2002     2001       2002
                                          -------------   -------  --------
     (Loss) from continuing operations
         applicable to common stock
         (numerator)                      $      (3,353)  $(2,304) $(71,418)
                                          -------------   -------  --------
     Weighted average number of
         common shares outstanding
         used in (loss) per share during
         the period (denominator)            22,200,000 22,200,000 9,102,904
                                          ============= ========== =========

     As of January 31, 2003 and 2002 the Company had 400,000 warrants to purchase common stock at $1.25 to $2.50 per share that were not included in the calculation of loss per share because their effect was anti-dilutive.

                       R & R RANCHING, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At January 31, 2003, the Company has available unused operating loss carryforwards of approximately $70,000, which may be applied against future taxable income and which expire in various years through 2023.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,500 as of January 31, 2003, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $300 during the three month period ended January 31, 2003.

  NOTE 8 - SUBSEQUENT EVENT/ RESTATEMENT

     The financial statements for the quarter ended January 31, 2003, have been restated to reflect a stock dividend on the basis of two shares for each one share outstanding declared by the Company's board of director on March 11, 2003.

Item 2:   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

     R & R Ranching's plan of operation for the next 12 months is to continue with its bison operation under the management agreement with Blue Sky Bison. As of the date of this Report, R & R Ranching has 30 cows and 36 calves. It is expected that each of the 30 cows is pregnant and will deliver a calf in the spring 2003, assuming each cow was bred during the 2002 breeding season. Management assumes that each cow is pregnant based upon observation, however, it cannot accurately account for pregnancy until after the 2003 calving
season.   R & R Ranching currently is feeding the 36 calves born in 2002 and
2001 and is actively seeking buyers in the bison breeding or bison meat markets.

     As of the date of this Report, several buyers have expressed an interest in purchasing R & R Ranching's calves. R & R Ranching anticipates Blue Sky Bison will complete and market R & R Ranching's calves. However, current negotiations have not yielded a satisfying sales contract for the calves. Because all of R & R Ranching's cows are young (about four to seven years old), management hopes that it will not have to use many of its heifer calves to replace cows. This would allow R & R Ranching to sell almost all of its heifer calves while its cows are in their breeding prime. Currently, all of the cows and heifers owned are less than seven years old. However, many factors, including illness and death of its existing cows, could force R & R Ranching to keep some of its annual heifer calf crop; this would have a negative effect on revenues because the replacement heifers would not be made available for sale.

     Most bison operations breed bulls at the rate of about one bull to 10 cows. Because the cows that it received under it initial Purchase Agreement were already pregnant, breeding bulls were not used until the 1999 fall breeding season. The management agreement provides for Blue Sky to supply bulls for breeding, so R & R Ranching will not require breeding bulls of its own until it moves its operations to its own location as discussed below. Once this occurs, R & R Ranching will keep about one bull for every 10 cows, to be bred for two years. Currently, it appears that all of R & R Ranching's 30 cows are pregnant, and were bred during the 2002 breeding season. R & R Ranching will have to keep replacement bulls from its own herd (or purchase them, on a regular basis) in order to ensure genetic diversity and avoid inbreeding. Bison ranchers commonly keep bulls and cows together and let nature dictate the breeding season. Most breeding occurs in July and August, with a 275 day gestation period. R & R Ranching will breed its 30 cows during each cow's normal cycle during the months of July and August. Management's current plan is to use Blue Sky Bison's bulls for the 2003 breeding season.

     Calves born in the spring of 2002 were weaned during the month of November, 2002. R & R Ranching tagged (for identification purposes) and vaccinated its calves during the weaning period. R & R Ranching will pay Blue Sky one-fourth of the calves born during 2002 valued at an aggregate of $1,542. For calves born in 2003, R & R Ranching has also agreed to pay one-fourth of the calves born or proceeds from sale of this percentage of the calves to Blue Sky; in exchange, Blue Sky will provide grazing of the herd, winter feeding, veterinary care, handling, identification tagging and records maintenance, and provision of breeding bulls (at the rate of one bull per 20 cows). With additional feed expenses and reimbursement of out-of-pocket expenses of its directors and officers, R & R Ranching expects annual costs of operation in 2003 to equal approximately $12,000. Management estimates that it will cost approximately $500 to raise a calf to the point where it is weaned and ready for sale. This figure includes the payment of one-fourth of sales proceeds to Blue Sky as discussed above. The price range for weaned heifer calves is about $1,200 to $1,500; for weaned bulls it is $1,000 to $1,200. Therefore, R & R Ranching expects to make a profit of $700 to $1,000 per heifer calf and $500 to $700 per bull calf. These figures depend on many factors, including for example: a calf crop of 90%; lack of factors that would complicate pregnancy and birth (e.g., unusually harsh weather, brucellosis and other diseases, inferior genetic stock); and stability of feed and bison prices. If any one of these factors changes, R & R Ranching's profitability could decrease significantly.

Results of Operations.
----------------------

     During the quarterly period ended January 31, 2003, R & R Ranching received total revenues of $0 and sustained a net loss of ($3,353) as a result of accounting and legal fees.

Liquidity.
----------

     During the quarterly period ended January 31, 2003, R & R Ranching had total expenses of ($3,353), while receiving $0 in revenues. At January 31, 2003, R & R Ranching had total assets of $86,689. During the quarter ended January 31, 2003, R & R Ranching's President loaned it an additional
$1,500. A Promissory Note for this loan bears interest at a rate of 8% and is payable on demand.

     During the next 12 months, management expects to continue its breeding operations in Melstone, Montana and believes , R & R Ranching will be able to meet its current operating expenses from anticipated bison sales or through additional loans from its President.

Item 3.   Controls and Procedures.
----------------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer has evaluated our company's disclosure controls and procedures as of March 13, 2003, and he has concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 13, 2003.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

     On March 11, 2003, which is subsequent to the period covered by this Report, the Company declared a stock dividend on the basis of two shares for every share owned as of that date.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     None; not applicable.

Item 5.   Other Information.
----------------------------

     On February 27, 2003, Fred L. Hall, President of the Company, sold 1,000,000 of his restricted securities of the Company for $10,000 in a private transaction.

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


Date: 03/18/03                         By:/s/Fred L. Hall
     --------------                     -----------------------------
                                        Fred L. Hall, President and
                                        Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Fred Hall, President and Treasurer of R & R Ranching, Inc., (the "Registrant") certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on My evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 18, 2003               Signature: /s/Fred Hall
                                     Fred Hall
                                     President/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of R & R Ranching, Inc. (the "Registrant") on Form 10-QSB for the fiscal quarter ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Fred L. Hall, President and Secretary of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: 3/18/03                              Signature: /s/ Fred L. Hall
       --------                                 --------------------------
                                                Fred L. Hall
                                                President and Secretary