Form 10KSB
period 2003-03-31
GLOTECH INDUSTRIES INC
filed 2003-06-30
CIK 1081206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                FORM 10-KSB

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXHANGE ACT OF 1934 For the Fiscal Year ended March 31, 2003

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXHANGE ACT OF 1934 For the transition period from  _____ to _____

                          Commission File Number:
                                 333-75297

                         GLOTECH INDUSTRIES, INC.
        (Name of small business issuer as specified in its charter)

            Nevada                          870616524
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)        Identification Number)

               2153 SE Hawthorne Road Gainesville, FL 32641
           (Address and zip code of principal executive offices)

                               973-882-9369
                        (Issuer's telephone number)

                           R & R Ranching, Inc.
                   1065 West 1150 South Provo, UT 84601
                              (801) 377-1758
   (Issuer's former name, address and phone number of principal executive offices)

                                October 31
                       (Issuer's former fiscal year)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common
     Stock, $0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [ X ] No [   ]

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol GTHI. On June 24, 2003 there were 19,200,000 shares of GloTech Industries common stock outstanding. The aggregate market value of the voting stock held by non-affiliates was approximately $9,867,600 based upon the average bid and asked prices on that date as reported by The National Quotations Bureau, LLC.

The issuer's revenue for the fiscal year ended March 31, 2003 was $868.00.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:  Yes [   ]  No [ X ]

                                   INDEX
                                FORM 10-KSB
                         GLOTECH INDUSTRIES, INC.

                                                              Page

PART I   Item 1.  Description of Business                        3

         Item 2.  Description of Property                        7

         Item 3.  Legal Proceedings                              7

         Item 4.  Submission of Matters to a Vote of             7
         Security Holders

PART II  Item 5.  Market for Common Equity and Related           7
         Stockholder Matters

         Item 6.  Management's Discussion and Analysis or
         Plan of Operation                                       9

         Item 7.  Financial Statements                          11

         Item 8.  Changes In and Disagreements with
         Accountants on Accounting and Financial Disclosure     11

PART III Item  9.   Directors, Executive Officers,  Promoters
         and  Control Persons; Compliance with Section  16(a)
         of the Exchange Act                                    11

         Item 10.  Executive Compensation                       11

         Item 11.  Security Ownership of Certain Beneficial
         Owners and Management                                  12

         Item 12.  Certain Relationships and Related
         Transactions                                           12

         Item 13.  Exhibits and Reports on Form 8-K             13

         Item 14.  Controls and Procedures                      13

         Signatures                                             14

(Inapplicable items have been omitted)

                                  PART I

Item 1. Description of Business

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. GloTech Industries, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report. Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

General

Our company incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed and raise bison. From December 1998 through March 26, 2003, R & R Ranching continued to breed and raise bison under a management agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada.

In 1999, R & R Ranching filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration was declared effective on September 1, 1999 and the offering closed on February 11, 2000. During the offering, R & R Ranching sold 100,000 units consisting of common stock and warrants, raising $125,000.

R & R effected a two-for-one forward split of its $.001 par value common stock on March 21, 2003. Shortly thereafter, on March 26, 2003, R & R entered an agreement and plan of reorganization with GloTech Industries, Inc as reported on Form 8-K. The agreement was finalized on March 31, 2003. Under the agreement, R & R Ranching acquired 100 % of the outstanding shares of GloTech in exchange for approximately 82 % of R & R Ranching's outstanding common stock making GloTech a wholly owned subsidiary of R & R Ranching. Pursuant to the agreement, the company's name was changed to GloTech Industries, Inc. and Heinz Fraunhoffer was named as sole director and executive officer.

GloTech Industries, Inc. was incorporated in Delaware on July 18, 2002 to design and market products using a proprietary technology developed in conjunction with the University of Florida. The technology uses battery-powered electroluminescent panels and strips that emit a high-intensity light but are cool to the touch. Applications for this technology include products designed to enhance the safety of bicyclists, construction workers and emergency service personnel. GloTech holds the worldwide license to the patents-pending and intellectual property rights for these electroluminescent applications.

Our Company

GloTech Industries, Inc. is a technology-based company that was founded to design and market safety products using electroluminescent (EL) technology. United States and international patents on the EL technology are currently pending. We incorporated in the State of Delaware on July 18, 2002. Our corporate headquarters are located at 2153 SE Hawthorne Road, Suite 112 in Gainesville, Florida 32641. Our common stock is quoted on the Over the Counter Bulletin Board under the symbol GTHI.

Electroluminescent Technology

According to the National Safety Council, approximately 95,000 pedestrians and bicyclists are injured by motor vehicles each year and accidents involving bicycles and automobiles result in approximately 1,000 fatalities. According to the U.S. Consumer Products Safety Commission, nighttime riding is 7.5 times more risky than daylight riding and the U.S. Department of Transportation reports that these accidents and deaths account for an astonishing $8 billion in medical and related costs each year.

In response to these startling statistics, Dr. Christopher Niezrecki, an assistant professor of mechanical engineering at the University of Florida, and his engineering students were looking for way to make bicycle riding safer at night. Their research resulted in the development of our electroluminescent, or EL technology for use on bicycles.

EL technology works by encasing phosphor powder in a polyester film. When an electrical current is applied to the film, the phosphor molecules emit a light that is brighter than neon but generates virtually no heat. By adding pigments to the phosphor powder, different colors of light can be created. The resulting lamp is flexible and thin as paper and can be made in virtually any size or shape, making it adaptable to a wide variety of applications. Because of its bright, cool light, EL is ideal for applications where other light sources might create a fire hazard such as backlighting wristwatches and automobile instrument panels.

Our Target Markets

We have identified four markets that can readily utilize our technology:
Vehicle Safety, Safety Apparel, Novelty, and Visual Enhancement/Emergency Lighting. GloTech intends to initially focus on the Vehicle Safety and Safety Apparel Markets, while expanding into the Novelty and Emergency Lighting markets.

The Vehicle Safety Market includes applications for bicycles, motorcycles, scooters, wheelchairs, boats, and private aircraft. Our products for automobiles fall into the novelty market. We have also been approached by pilots to install our technology as a back up lighting system for their gauges.

The Safety Apparel market targets people in the following areas: traffic safety, highway personnel, fire and rescue workers and other people who need to be highly visible at dawn, dusk or at night. The Safety Apparel market includes consumers who purchase exercise safety equipment such as joggers and walkers.

We also believe we can target our technology for use as a novelty to capitalize on the general public's fascination with products that "light up," for example, children's shoes and concert glow jewelry. Applications for novelty products include the following potential venues: specialty advertisers, colleges, high schools and universities, professional sports, and concerts.

The U.S. and European markets collectively represent 200 million existing bicycles and annual sales of over 20 million new bicycles each. The global bicycle industry including bicycles, parts, and accessories, is estimated to have total retail sales in excess of $20 billion. The U.S. bicycle market generated sales in 2000 of $5.7 billion, with the specialty retail channel (bicycle shops and sporting goods stores) accounting for sales of 3.9 million bicycles with a value of $1.47 billion. The U.S. had total sales of 20.9 million bicycles in 2001. (Source: Bicycle Retailer and Industry News, 2002). Worldwide, approximately 500 million people jog, walk and purchase accessories regularly; and apparel worth $50 billion is bought annually by sports fans. We believe these statistics indicate an enormous potential market for our Vehicle Safety and Safety Apparel products.

Our Products

Our initial focus has been on developing an EL product designed to enhance bicycle safety. In recent months, we have expanded our product line to target the safety apparel and novelty markets. Most of our products use our standard compact battery pack and are available for purchase on our website: www.glowbike.com. We currently offer the following products, ranging in price from $29.95 to $49.95:

     GlowBikeT is a set of four EL lamps that can be affixed to bicycle frame to illuminate the rider at night. The GlowBike panels are available in green or aqua and provide continuous light for up to 8 hours or blinking light for up to 48 hours.

     GlowVestT is a mesh vest available in lime green or orange that incorporates three one inch by twelve inch EL lamps. The GloVest is designed for joggers, construction workers, emergency personnel, law enforcement, or anyone else who needs to be highly visible. The GlowVest emits an aqua or green light that is much brighter than reflective vests traditionally worn by public safety workers. The GlowVest provides continuous light for up to 12 hours or blinking light for up to 48 hours.

     GlowVest ProT is similar to the GloVest, however, the EL strips can be custom ordered with a specific legend such as "Police" or "EMS", or with a particular logo. The GlowVest Pro lamps are available in a variety of colors and provide continuous light for up to 30 hours or blinking light for up to 100 hours.

     GlowWedgeT consists of two EL lamp strips that can be applied to virtually any item. Uses for the GlowWedge include illuminating bicycle helmets, wheelchairs, strollers, scooters and backpacks. The GlowWedge provides continuous light for up to 16 hours or blinking light for up to 80 hours.

     GlowLogoT is a luminescent strip designed for use in the rear window of motor vehicles. The GlowLogo can be ordered with any inscription or message and is suitable for promoting sports teams, advertising a business, or for any other promotional use. The GlowLogo comes with an adapter that plugs into the vehicle's cigarette lighter and an eight-foot extension cord, eliminating the need for our battery pack.

Market Response

The GlowBikeT concept has received many favorable reviews from news media,
bicycle retailers, and consumers.   Articles concerning the initial
invention and application for bicycles have appeared on ABC.com, in BusinessWeek, on USAToday.com, in Engineering Times, in the Tampa Tribune, in Yes Mag (Canada), in Bild der Wissenschaft (Germany), and in Current Science magazine.

In addition to these responses, we have received several communications from parties interested in producing and distributing various GloTech technologies. These responses have come from the U.S., China, Taiwan, the Netherlands, Germany, and the U.K. GloTech is presently negotiating distribution agreements with parties in Germany, Italy, the Netherlands and France. We are also working closely with law enforcement, safety and rescue personnel in the United States.

Future Product Development

We are continuously developing additional products using our EL technology for both the safety and novelty markets. Products currently under development include the GlowDash, which is designed to backlight the instrument panels of aircraft, boats or motor vehicles. The GlowDash will be configured to run from a battery pack, a cigarette lighter, or from a rechargeable solar-powered cell. We are also developing an extended life battery pack and a rechargable battery pack.

Production

Our manufacturing is currently outsourced with final assembly and customization done in-house for initial quality control. We have built our products with a modular design that can be readily adapted to different applications without affecting production rates. Production capacity can be easily and dramatically increased as manufacturing and final assembly can be fully outsourced overseas where the EL lamps are currently being manufactured and labor costs are low. Current suppliers include multiple sources for EL lamps within the US and Asia and an alliance with a power pack design company, which provides power supply technology.

Our Licensing Agreement

We have an exclusive license agreement with the University of Florida Research Foundation to market their EL technology. The license became effective on May 30, 2002 and was as assigned to us in November of 2002 in exchange for 200,000 shares of common stock valued at $10,000 or $.05. In exchange for the marketing rights to the University's EL patents, we will pay a royalty of 2% of the selling price of any products using their technology. There is no minimum royalty for the first year, however, an increasing annual minimum royalty begins at $5,000 during the second year and increases annually to an $8,000 annual minimum royalty for the fifth year and years thereafter.

Proprietary Rights

The University of Florida Research Foundation has applied for patents on their EL technology and applications in both the United States and international markets. At the date of this report, the patents are still pending. We have agreed to reimburse the University for any costs related to preparing, filing and maintaining all trademarks and patents. At March 31, 2003 these costs amounted to $11,511. We intend to protect our proprietary rights to the full extent permissible by law.

Competition

There are a number of companies that manufacture EL lamp devices.
Although we have applied for a patent for the bicycle market, if the patent is not granted, other participants may enter the bicycle market.
We believe that we have a significant lead-time on potential competitors, however, there can be no assurance of a sustainable advantage. Potential competitors with established sales, marketing and distribution networks, such as established bicycle and sporting goods dealers, manufacturers and distributors could challenge our market position. In addition, these potential competitors could develop EL devices that may be less expensive, more attractive, or have wider distribution than the GloTech products.

Employees

Our only full-time employee is Mr. Heinz Fraunhoffer, our sole executive officer and director. We do not have a formal employment agreement with Mr. Fraunhoffer, however, we have agreed to pay him a salary of $96,000 during the next year as compensation for operating our business. During the year ended March 31, 2003, we paid Mr. Fraunhoffer consulting fees of $12,500 and salary of $35,000.

We have entered into an independent contractor agreement with Product Design Solutions, Inc. wherein PDS will provide product design, development, and prototyping services. The agreement has a term of one year and provides for an hourly rate of $70 for any services that are rendered.

We have agreed to pay Mr. Gregory Yoder $20,000 per year as a part-time engineer. We also employ an accountant and administrative assistant on an as-needed, part-time hourly basis. The bulk of our manufacturing and production is outsourced to independent contractors. We plan to employ sales agents to market our products and have agreed to provide 10% commissions on all sales made by sales agents. We do not anticipate hiring additional employees at the present time.

Item 2.  Description of Property

Our corporate headquarters are located in Gainesville, Florida. We lease approximately 450 square feet of office space at the Gainesville Technology Enterprise Center on a month-to-month basis. Our lease began on September 1, 2002 and extends for 36 Months through August of 2005. Our current payments are $350 per month. The rent increases to $413 per month during the second year of the lease and $450 per month during the third year. These facilities are sufficient for our current needs. If our operations expand significantly, up to 10,000 square feet of additional office and warehouse space is available on short notice.

Item 3.  Legal Proceedings

Management is not aware of any other current or pending legal proceedings involving GloTech or any of our officers.

Item 4.  Submission of Matters to a Vote of Securities Holders

On March 21, 2003 our shareholders approved a two for one forward split of our common stock. Of the 22,200,000 eligible voting shares, 18,000,000 shares voted in favor of the split which is sufficient under our bylaws. There were no votes opposing, none abstaining and no broker non-votes.

On March 25, 2003 our shareholders voted to amend our Article of Incorporation, changing the company's name from R & R Ranching, Inc. to GloTech Inductries, Inc. Of the 22,200,000 eligible voting shares, 18,000,000 shares voted in favor of the amendment which is sufficient under our bylaws. There were no vote opposing, none abstaining and no broker non-votes.

On March 26, 2003 our shareholders approved the Agreement and Plan of Reorganization between GloTech and R & R Ranching. Of the 22,200,000 eligible voting shares, 18,000,000 shares voted in favor of the agreement which is sufficient under our bylaws. There were no votes opposing, none abstaining and no broker non-votes.


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol GTHI.

At June 14, 2003 the number of record holders of our common stock was 103. Total shares issued and outstanding were 19,200,000. The number of record holders was determined from our shareholder list, and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agents. The following table lists the average bid and ask prices on our common stock from October 1, 2001 through March 31, 2003.

                                      CLOSING BID       CLOSING ASK

2003                                 High      Low     High      Low

March 21 through
March 31 (after 2 for 1 split)       2.25      .20     2.75     2.75

Jan 2 through March 31                .25      .15     none     none

2002                                 High      Low     High      Low

October 1 through December 31         .50      .15     none     none

July 1 through September 30           .55      .50     none     none

April 1 through June 28               .55      .55     none     none

January 1 through March 28            .55      .50     none     none

2001                                 High      Low     High      Low

October 1 through December 31         .51      .50     none     none

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

We have not paid, nor declared, any dividends since inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities of R & R Ranching and GloTech
Industries.

In June of 2001, R & R Ranching issued 10,000,000 shares of previously authorized but unissued common stock to the former president, Fred Hall in exchange for $10,000 or $.0001 per share. Because Mr. Hall was our sole director and executive officer at the time the shares were issued, management believes that Mr. Hall was an accredited investor. The shares were issued without registration in reliance of the exemption provided by
Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

In November 2002, GloTech Industries issued 200,000 shares of our previously authorized but unissued common stock to the University of Florida Research Foundation in exchange for the license agreement to market products using their EL technology. The shares were valued at $10,000 or $.05 per share. The shares were issued without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.

The University had a pre-existing relationship with GloTech and had access to our financial information. Accordingly, management believes that the University is an accredited investor. No broker was involved and no commissions were paid in the transaction.

In December 2002, GloTech Industries issued a total of 100,000 shares of previously authorized but unissued common stock to two consultants for services rendered. The shares were valued at $5,000 or $.05 per share. The consultants were familiar with our operations and had access to all financial information pertaining to our activities. Accordingly, management believes the consultants are accredited investors. The shares were issued without registration in reliance of the exemption provided by
Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

In December 2002, GloTech Industries issued 500,000 shares of previously authorized but unissued common stock to an individual investor for cash of $50,000 or $.10 per share. The investor had a preexisting relationship with GloTech, was familiar with our operations and had access to all financial information pertaining to our activities. Accordingly, management believes that he is an accredited investors. The shares were issued without registration in reliance of the exemption provided by
Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

In March 2003, we finalized and Agreement and Plan of Reorganization between R & R Ranching, Inc. and GloTech Industries Inc. whereby we
acquired GloTech as a wholly-owned subsidiary.   Pursuant to the
Agreement, R & R Ranching issued 22,200,000 shares of previously authorized but unissued common stock to the former shareholders of GloTech and repurchased 18,800,000 shares of R & R Ranching common stock from our former sole director and executive officer for cash of $200,000. The 18,800,000 shares of R & R Ranching stock were then cancelled. We had preexisting relationships with the former shareholders, officers and directors, and they had access to all financial information pertaining to our activities. Accordingly, management believes they are accredited investors. The shares were issued without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

Concurrent with the change in control of R & R Ranching, in March 2003, GloTech issued 5,000,000 shares of previously authorized but unissued common stock to nine accredited investors pursuant to a private offering at $.10 per share. The investors had preexisting relationships with our company, were familiar with our operations, and had access to all financial information pertaining to our activities. Accordingly, management believes they are accredited investors. The shares were issued without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

Other Recent Changes in Securities

On March 21, 2003, R & R Ranching effected a 2-for-1 forward split of their $.001 par value common stock. The split was authorized and approved by the shareholders and board of directors.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the audited financial statements and the notes included thereto beginning on page 15 of this report. On March 26, 2003, we entered an agreement and plan of reorganization with GloTech Industries and changed our fiscal year to March 31 to correspond with the fiscal year of our subsidiary. Our former fiscal year end was October 31. The audited consolidated financial statements for the year ended March 31, 2003 reflect our operations from GloTech's inception in July of 2002 through March 31, 2003. Financial information for 2002 is derived from the audited financial statements of R

& R Ranching appearing in Form 10-KSB for the fiscal year ended October
31, 2002.

Results of Operations for the Year ended March 31, 2003

We generated $868 in revenue from the sale of our EL products in fiscal 2003. Manufacturing and production costs were $413 resulting in gross profit of $455. However, our general and administrative expenses were $154,746. We also had interest expense of $1,583. General and administrative expenses were largely the result of salaries and marketing costs associated with implementing our business plan. We also had legal, auditing and other professional fees related to preparing and filing our public reports. As a result of the foregoing, we realized a net loss from operations of $155,874 for the year ended March 31, 2003.

Liquidity and Capital Resources

At March 31, 2003 we had total assets of $208,588. Current assets were $166,189 consisting of $133,595 in cash, $30,859 in inventory and $1,735 in employee advances. Property and equipment consisting of office equipment, furniture and website costs were $5,114 after depreciation. Other assets at March 31, 2003 consisted of intangible assets of $22,772 relating to our license agreement and patent applications, a $500 security deposit on our office and $14,013 in assets from our discontinued ranching operations.

Total liabilities at March 31, 2003 were $153,462. Current liabilities were $139,449 consisting mainly of $81,750 in loans payable to a related party. Subsequent to the date of this report, in April of 2003, we repaid these loans along with interest of $1,750. Other current liabilities were $36,000 in accounts payable to a shareholder for consulting services, $17,434 in miscellaneous accounts payable and $4,265 in accrued expenses. We also had liabilities of $14,013 relating to our discontinued ranching operations.

Because we are a recently formed company that has not achieved profitable operations, our auditors have expressed raise substantial doubt about our ability to continue as a going concern. Management believes we have sufficient cash on hand to meet our liquidity need for the coming year, however, we will likely require additional funds to fully implement our business plan. To generate capital, we may sell common stock or seek loans from officers, directors or shareholders. However, there is no assurance that we will be successful in raising additional capital or achieving profitable operations. Other than as discussed in this report, we do not have any material commitments for capital expenditures during the next twelve months.

Results of Operations for the Year ended October 31, 2002

R & R Ranching generated no revenues during the year ended October 31, 2002 and had expenses of $20,218. As a result, R & R Ranching had an operating loss of $20,218 for the year ended October 31, 2002. Expenses primarily consisted of bison operating costs and general and administrative expenses. During the year ended October 31, 2002, the Company capitalized $5,795 for twenty bison calves born less $2,715 twelve bison calves transferred to Blue Sky Bison Ranch LTD. in accordance with our prior management agreement.

The total assets of R & R Ranching at October 31, 2002 consisted of $510 in cash.

Plan of Operation

We intend to continue operating under our license agreement with the University of Florida Research Foundation. During the next twelve months we will be actively marketing our existing products while developing or acquiring new products and technologies. At the date of this report, we are negotiating to acquire Advanced Illumination Technologies, Inc., a Florida corporation held by UTEK Corporation of Delaware. AITI has filed United States patent application 10/086,773 on a lighted rope technology. We will also be working to develop a broader distribution network with sporting goods retailers.

Item 7.  Financial Statements

The response to this item is incorporated by reference to the audited consolidated financial statements beginning at page 15.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, position and office term of each executive officer and director of the Company at March 31, 2003.

Name                Age   Position                              Since

Heinz Fraunhoffer    41   Sole Executive Officer and director   March 26, 2003


Set forth below is certain biographical information about Mr. Fraunhoffer.

From 2002 to present, Heinz Fraunhoffer has served as President and CEO of GloTech Industries, Inc.; from 2000 to 2003 he served as US representative for the German State of Baden-Wurttemberg, Ministry of Economics, Gainesville, Florida representing Baden-Wurttemberg as a high-tech region to investors in the Southeastern US; from 1998 to 2000 he served as Managing Director of Hormann Production Co. Ltd., Bielefeld, Germany and Beijing, China; from 1996 to 1997 he served as Sales & Marketing Manager, Controller for Kommerling PVC Profile Extrusion Co. Ltd. Pirmasens, Germany and Tianjin, China; and from 1992 to 1996 as an Analyst and Senior Consultant for market entry strategies for FCI Consulting Ltd., Hong Kong and Germany. Mr. Fraunhoffer holds a Master of Arts in Asian Studies and Economics, August 1991, from Johannes Gutenberg University, Mainz, Germany and a Master of Business Administration, April 2003, from University of Florida, Gainesville, FL.

Other Reporting Company Activities

Mr. Fraunhoffer is not an officer, director or affiliate of any other publicly traded company.

Item 10.  Executive Compensation

A summary compensation table for the previous three years is provided below.

                        SUMMARY COMPENSATION TABLE

Name and Principal Position   Year   Salary ($)   Bonus ($)     Other Annual
                                                                Compensation
Heinz Fraunhoffer             2003   47,500 (1)      -0-            -0-

  Executive Officer And
  Director

Fred L. Hall                  2003      -0-          -0-            (2)
  Former President and        2002      -0-          -0-            -0-
  Director                    2001      -0-          -0-


  (1) Compensation to Mr. Fraunhoffer during 2003 consisted of $12,500 in consulting fees and $35,000 in salary.

  (2) At March 31, 2003 we owed our former director, Mr. Hall, $14,013 in fees for prior consulting services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 24, 2003 the number and percentage of the 19,200,000 shares of outstanding common stock, par value $0.01 which, according to the information supplied to GloTech, were beneficially owned by (i) each person who is currently a director of GloTech, (ii) each executive officer, (iii) all current directors and executive officers of GloTech as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                    Number of Shares      Percentage of Shares
                                   Beneficially Owned      Beneficially Owned

Heinz Fraunhoffer, (1)                  2,700,000                14.06 %
2153 SE Hawthorne Road, Suite 11
Gainesville, FL 32641

First Zamora Corporation                1,595,000                 8.31 %
9025 Oakwood Place
West Jordan, UT 84088

FullCircle Registry                     1,000,000                 5.20 %
500 West Jefferson
Street, Suite 2310
Louisville, KY 40202

Officers and Directors as a Group:      2,700,000                14.06 %
1 Person

(1) Officer and Director

Item 12.  Certain Relationships and Related Transactions

In March 2003, R & R Ranching sold all of its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of our former sole director and executive officer for cash of $25,000 and debt relief of $2,400.

As of March 31, 2003, we had accrued consulting fees of $36,000 payable to
Technology Management Group, LLC for management services.   Technology
Management Group LLC is one of our shareholders.

As of March 31, 2003, we had accrued consulting fees of $14,013 payable to Mr. Fred Hall, our former sole director and executive officer for services rendered related to our discontinued bison breeding business.

From inception through March 25, 2003, we had received various loans from an entity related to shareholders of the company. At March 31, 2003, a total of $116,750 had been loaned and the unpaid balance was $81,750. Accrued interest at March 31, 2003 amounted to $1,583. Subsequent to the date of this report, in April of 2003, the loan was paid in full with interest at approximately 3.8% per annum.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit      Title                                           Location
Number
10.1         Equity Agreement, GloTech Industries,           Attached
             Inc./University of Florida Research
             Foundation, November 2, 2002

99.1         Certification of Chief Executive Officer        Attached
             and Chief Financial Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of
             2002

99.2         Certification of Chief Executive Officer        Attached
             and Chief Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of
             2002

99.3         GloTech Industries, Inc. Code of Business       Attached
             Ethics and Corporate Conduct

Reports on Form 8-K:

During the most recent 90 period covered by this report, GloTech filed the following reports on Form 8-K relating to the agreement and plan of reorganization between R & R Ranching and GloTech:

Filing Date    Title of Report    Item(s) Reported

April 7, 2003  Form 8-K           Item 1. Change in Control of Registrant
                                  Item 2.  Acquisition or Disposition of Assets
                                  Item 5.  Other Events, 2 for 1 forward stock
                                             split
                                  Item 6.  Resignation of Directors
                                  Item 7.  Financial Statements

June 13, 2003  Form 8-K/A         Item 1.  Change in Control of the Registrant
                                  Item 7.  Financial Statements
                                  Item 8.  Change in Fiscal Year

Item 14.  Disclosure Controls and Procedures

Our management is responsible for maintaining and reviewing the effectiveness of our disclosure controls and reporting procedures. Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

To help ensure the effectiveness of our disclosure controls and procedures, we have recently adopted a corporate Code of Ethics and Business Conduct. In pertinent part, the Code authorizes the establishment of an audit committee to oversee the effectiveness of our disclosure and reporting procedures. A copy of the Code is attached as an exhibit to this report.



                                SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GloTech Industries, Inc.




Date: June 30, 2003                By:  /s/ Heinz Fraunhoffer
                                       _______________________
                                   Heinz Frauhoffer
                                   Chief Executive Officer
                                   Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 30, 2003                By:  /s/ Heinz Fraunhoffer
                                       _______________________
                                   Heinz Fraunhoffer
                                   Director

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE

        -  Independent Auditors' Report                           16


        -  Consolidated Balance Sheet, March 31, 2003           17 - 18


        -  Consolidated Statement of Operations, for the
            period from inception on July 18, 2002
            through March 31, 2003                                19


        -  Consolidated Statement of Stockholders' Equity,
            for the period from inception on July 18, 2002
            through March 31, 2003                                20


        -  Consolidated Statement of Cash Flows, for the
            period from inception on July 18, 2002
            through March 31, 2003                              21 - 22


        -  Notes to Consolidated Financial Statements           23 - 32

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
(Formerly R & R Ranching, Inc.)
Gainsville, Florida

We have audited the accompanying consolidated balance sheet of GloTech Industries, Inc. and Subsidiary (formerly R & R Ranching, Inc.) [a development stage company] at March 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception on July 18, 2002 through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of GloTech Industries, Inc. and Subsidiary (formerly R & R Ranching, Inc.) [a development stage company] as of March 31, 2003, and the results of their operations and their cash flows for the period from inception on July 18, 2002 through March 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company was only recently formed and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

May 14, 2003
Salt Lake City, Utah

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                        CONSOLIDATED BALANCE SHEET


                                  ASSETS

                                                       March 31,
                                                         2003
                                                      ___________
CURRENT ASSETS:
  Cash                                                $   133,595
  Employee advances                                         1,735
  Inventory                                                30,859
                                                      ___________
        Total Current Assets                              166,189
                                                      ___________

PROPERTY AND EQUIPMENT, net                                 5,114
                                                      ___________

OTHER ASSETS:
  Definite-life intangible assets, net                     22,772
  Security deposit                                            500
                                                      ___________
        Total Other Assets                                 23,272
                                                      ___________

ASSETS OF DISCONTINUED OPERATIONS                          14,013
                                                      ___________

                                                      $   208,588
                                                      ___________





















                                [Continued]

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                        CONSOLIDATED BALANCE SHEET

                                [Continued]


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,
                                                         2003
                                                      ___________
CURRENT LIABILITIES:
  Accounts payable                                    $    17,434
  Accounts payable - related party                         36,000
  Accrued expenses                                          4,265
  Loans payable - related party                            81,750
                                                      ___________
        Total Current Liabilities                         139,449
                                                      ___________

LIABILITIES OF DISCONTINUED OPERATIONS                     14,013
                                                      ___________

        Total Liabilities                                 153,462
                                                      ___________

STOCKHOLDERS' EQUITY [Restated]:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   19,200,000 shares issued and
   outstanding                                             19,200
  Capital in excess of par value                          291,800
  Deficit accumulated during the
   development stage                                     (155,874)
                                                      ___________
                                                          155,126
  Less: Subscription receivable                          (100,000)
                                                      ___________

        Total Stockholders' Equity                         55,126
                                                      ___________
                                                      $   208,588
                                                      ___________







The accompanying notes are an integral part of this consolidated financial statement.

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                   CONSOLIDATED STATEMENT OF OPERATIONS



                                                     From Inception
                                                       on July 18,
                                                      2002 Through
                                                     March 31, 2003
                                                     ______________
REVENUE                                              $          868

COST OF GOODS SOLD                                              413
                                                     ______________
GROSS PROFIT                                                    455

EXPENSES:
  General and administrative                                154,746
                                                     ______________

LOSS FROM OPERATIONS                                       (154,291)

OTHER INCOME (EXPENSE):
  Interest expense                                           (1,583)
                                                     ______________

LOSS BEFORE INCOME TAXES                                   (155,874)


CURRENT TAX EXPENSE                                               -

DEFERRED TAX EXPENSE                                              -
                                                     ______________

NET LOSS                                             $     (155,874)
                                                     ______________

LOSS PER COMMON SHARE                                $         (.02)
                                                     ______________














The accompanying notes are an integral part of this consolidated financial statement.

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON JULY 18, 2002

                          THROUGH MARCH 31, 2003

                                [Restated]


                                                           Deficit
                                                           Accumu-
                                                            lated
                                                           During
                                                             the
               Preferred Stock   Common Stock   Capital in Develop-
                _____________ __________________ Excess of   ment   Subscription
                Shares Amount   Shares   Amount  Par Value  Stage    Receivable
                ______ ______ __________ _______ ________ _________  __________
BALANCE, July
 18, 2002            - $    -          - $     - $      - $       -  $        -

Common stock
 issued for cash
 at $.0001 per
 share, July
 2002                -      - 10,000,000  10,000   (9,000)        -           -

Common stock
 issued for
 license
 agreement
 valued at $.05
 per share,
 November 2002       -      -    200,000     200    9,800         -           -

Common stock
 issued for
 services
 rendered valued
 at $.05 per
 share, December
 2002                -      -    100,000     100    4,900         -           -

Common stock
 issued for cash
 at $.10 per
 share, December
 2002                -      -    500,000     500   49,500         -           -

Common stock
 issued for cash
 at $.10 per
 share, March
 2003                -      -  4,000,000   4,000  396,000         -           -

Common stock
 issued for
 subscription
 receivable at
 $.10 per share,
 March 2003          -      -  1,000,000   1,000   99,000         -    (100,000)

Common stock
 issued in
 reorganization
 with R & R
 Ranching, Inc.,
 net of stock
 offering costs
 of $55,000,
 March 2003          -      - 22,200,000  22,200  (77,200)        -           -

Repurchased and
 cancelled
 common stock at
 $.01064 per
 share, March
 2003                -      -(18,800,000)(18,800)(181,200)        -           -

Net loss for the
 period ended
 March 31, 2003      -      -          -       -        -  (155,874)          -
                ______ ______ __________ _______ ________ _________  __________
BALANCE, March
 31, 2003            - $    - 19,200,000 $19,200 $291,800 $(155,874) $ (100,000)
                ______ ______ __________ _______ ________ _________  __________

The accompanying notes are an integral part of this consolidated financial statement.

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                                     From Inception
                                                       on July 18,
                                                      2002 Through
                                                     March 31, 2003
                                                     ______________
Cash Flows from Operating Activities:
 Net loss                                            $     (155,874)
 Adjustments to reconcile net loss to net cash used
   by operating activities:
  Depreciation and amortization                                 580
  Non-cash services for stock                                 5,000
  Changes in assets and liabilities:
   (Increase) in employee advances                           (1,735)
   (Increase) in inventory                                  (30,859)
   Increase in accounts payable                              17,434
   Increase in accounts payable - related party              36,000
   Increase in accrued expenses                               4,265
                                                     ______________
        Net Cash (Used) by Operating Activities            (125,189)
                                                     ______________
Cash Flows from Investing Activities:
 Purchase of property and equipment                          (5,649)
 Payments for license agreement                             (12,817)
 Payment of security deposit                                   (500)
                                                     ______________
        Net Cash (Used) by Investing Activities             (18,966)
                                                     ______________
Cash Flows from Financing Activities:
 Proceeds from loans payable - related party                116,750
 Repayment of loans payable - related party                (35,000)
 Proceeds from issuance of common stock                     451,000
 Payment of stock offering costs                           (55,000)
 Payments to repurchase common stock                      (200,000)
                                                     ______________
        Net Cash Provided by Financing Activities           277,750
                                                     ______________

Net Increase in Cash                                        133,595

Cash at Beginning of Period                                       -
                                                     ______________
Cash at End of Period                                $      133,595
                                                     ______________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                          $            -
   Income taxes                                      $            -

                                [Continued]

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                [Continued]


Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the period from inception on July 18, 2002 through March 31, 2003:

     In November 2002, the Company issued 200,000 shares of common stock in exchange for a license agreement valued at $10,000 or $.05 per share.

     In December 2002, the Company issued 100,000 shares of common stock in exchange for services rendered valued at $5,000 or $.05 per share.

     In March 2003, the Company issued 1,000,000 shares of common stock for a subscription receivable of $100,000 or $.10 per share.

     In March 2003, the Company issued 22,200,000 shares of common stock as part of an agreement and plan of reorganization which has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase. At the time of the reorganization, Parent's assets and liabilities consisted only of $14,013 of assets of discontinued operations and $14,013 of liabilities of discontinued operations.





























The accompanying notes are an integral part of this consolidated financial statement.

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - GloTech Industries, Inc. ("Parent") was organized under the laws of the State of Nevada on August 3, 1998 as R & R Ranching, Inc. Parent was previously engaged in breeding and raising bison. Parent discontinued its bison breeding business effective March 25, 2003 [See
  Note  3].   In  March 2003, Parent changed its name to GloTech Industries,
  Inc.

  GloTech Industries, Inc. ("Subsidiary") was organized under the laws of the State of Delaware on July 18, 2002.

  On March 31, 2003, Parent acquired Subsidiary pursuant to an Agreement and Plan of Reorganization signed March 26, 2003. The agreement called for Parent to issue up to 15,800,000 shares of common stock to the former shareholders of Subsidiary for at least 80% and up to 100% of the outstanding shares of Subsidiary's common stock wherein Subsidiary became a wholly-owned subsidiary of Parent [See Note 2]. The merger of Parent and Subsidiary has been accounted for as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. The financial statements reflect the operations of Subsidiary from its inception.

  GloTech Industries, Inc. and Subsidiary ("the Company") plans to produce products based on electroluminescent technology. The Company has not yet generated significant revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Consolidation - The consolidated financial statements include the accounts of Parent and its wholly owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

  Fiscal  Year  -  Parent's  fiscal  year-end  was  October  31st,  but  was
  subsequently  changed  to March 31st [See Note 14].   Subsidiary's  fiscal
  year-end is March 31st.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets and liabilities associated with discontinued operations.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk - As of March 31, 2003, the Company has cash balances in excess of federally insured amounts of approximately $34,000.

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of nonmortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

  Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method [See Note 4].

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to five years.

  Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of March 31, 2003, the Company has capitalized a total of $2,270 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the period from inception on July 18, 2002 through March 31, 2003.

  Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

  Stock Offering Costs - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering. In the event a stock offering is unsuccessful, the costs related to the offering will be written off to expense.

  Revenue Recognition - The Company's revenue comes from the sale of products based on electroluminescent technology. The Company recognizes revenue upon delivery of the product.

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. The Company expensed $26,227 in advertising costs during the period from inception on July 18, 2002 through March 31, 2003.

  Research and Development - Research and development costs are expensed  as
  incurred.   The Company expensed $5,790 in research and development  costs during the period from inception on July 18, 2002 through March 31, 2003.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 12].

  Stock Based Compensation - The Company accounts for their stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The
  Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, the Company has elected to determine net income using previous accounting standards.

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 143, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant. The Company has adopted SFAS No. 142 and 144 and has applied them to the year ended March 31, 2003.

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

  Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of Subsidiary [See Note 2] and to reflect a 2-for-1 forward stock split that Parent effected on March 21, 2003 [See Note 8].

NOTE 2 - AGREEMENT AND PLAN OF REORGANIZATION

  On March 26, 2003, Parent and Subsidiary entered into an agreement and plan of reorganization whereby Parent agreed to acquire up to 100% of Subsidiary in a stock for stock exchange. The agreement called for Parent to issue up to 15,800,000 shares of common stock to the former shareholders of Subsidiary for at least 80% and up to 100% of the outstanding shares of Subsidiary's common stock. The agreement also called for Parent to effect a 2-for-1 forward stock split (effected by dividend). The agreement also provided that 18,800,000 shares of Parent's common stock would be acquired and cancelled. Subsidiary was required to raise a minimum of $500,000 in a private offering to accredited investors prior to closing. The Company has accounted for the acquisition as closing after the close of business on March 31, 2003. The Company has accounted for the acquisition as a recapitalization of Subsidiary in a manner similar to a reverse purchase. Accordingly, the equity transactions have been restated to reflect the recapitalization of Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated. The financial statements reflect the operations of Subsidiary from its inception.

NOTE 3 - DISCONTINUED OPERATIONS

  On March 25, 2003, Parent discontinued its bison breeding business. Parent has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with Parent's plan of disposal, the carrying amount of the bison was reduced to the net realizable value. In March 2003, Parent recognized an impairment loss of $59,173 to reduce the carrying amount of the bison to their net realizable value. In March 2003, Parent sold all of its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of a former officer of Parent, for cash of $25,000 and debt relief of $2,400.

  The assets of the bison breeding business held for disposal consist of the following at:

                                                       March 31,
                                                         2003
                                                      ___________
         Cash                                         $    14,013
                                                      ___________
         Total Assets of Discontinued Operations      $    14,013
                                                      ___________

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS [Continued]

  The liabilities of the bison breeding business held for disposal consist of the following at:

                                                       March 31,
                                                         2003
                                                      ___________
         Accounts payable - related party             $    14,013
                                                      ___________
         Total Liabilities of Discontinued Operations $    14,013
                                                      ___________

  The following is a summary of the results of operations of Parent's discontinued bison breeding business:

                                                             From Parent's
                                                               Inception
                                               For the Five   on August 3,
                                               Months Ended   1998 through
                                                March 31,      March 31,
                                                   2003          2003
                                               ____________  _____________
    Revenue                                    $          -  $      14,450
    Bison operating expenses                              -        (35,961)
    General and administrative                      (20,375)       (59,183)
    Impairment loss                                 (59,173)       (59,173)
    Interest expense                                    (57)        (7,803)
    Income tax expense                                    -              -
                                               ____________  _____________
    Net loss                                   $    (79,605) $    (147,670)
                                               ____________  _____________

NOTE 4 - INVENTORY

  Inventory consists of the following at:
                                                       March 31,
                                                         2003
                                                      ___________
         Finished goods                               $     4,278
         Raw materials                                     26,581
                                                      ___________
            Total Inventory                           $    30,859
                                                      ___________

  The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at March 31, 2003.

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at:

                                                       March 31,
                                                         2003
                                                      ___________
         Office furniture and equipment               $     3,379
         Website costs                                      2,270
                                                      ___________
                                                            5,649

         Less:  Accumulated depreciation                    (535)
                                                      ___________
            Net Property and Equipment                $     5,114
                                                      ___________

  Depreciation expense for the period from inception on July 18, 2002 through March 31, 2003 was $535.

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS

  Definite-life intangible assets consist of the following at:

                                                       March 31,
                                                         2003
                                                      ___________
         License agreement with University
            of Florida Research Foundation            $    21,511
         Patent application in process                      1,306
                                                      ___________
                                                           22,817

         Less: Accumulated amortization                       (45)
                                                      ___________
            Net Definite-life Intangible Assets       $    22,772
                                                      ___________

  The Company's definite-life intangible assets are being amortized over 20 years with no residual value. Amortization expense for the period from inception on July 18, 2002 through March 31, 2003 was $45. The Company estimates that their amortization expense for each of the next five years will be approximately $1,150 per year.

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEFINITE-LIFE INTANGIBLE ASSETS [Continued]

  The Company has an exclusive license agreement with sublicensing terms with the University of Florida Research Foundation ("UFRF"). The license became effective on May 30, 2002 and was previously held by other unrelated entities but has since been assigned to the Company. The Company issued 200,000 shares of common stock valued at $10,000 or $.05 per share to UFRF as consideration for the license agreement. The license relates to certain patents, pending patents and trademarks for inventions owned by UFRF. The license provides that a royalty be paid to UFRF based on 2% of the selling price. There is no minimum royalty for the first year but there will be an increasing annual minimum royalty beginning at $5,000 for the second year and increasing annually to an $8,000 annual minimum royalty for the fifth year and years thereafter. The Company will also reimburse UFRF for any costs related to the preparation, filing, maintenance, etc. of the trademarks and patents, which as of March 31, 2003 amounted to an additional $11,511.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Asset Sale - In March 2003, Parent sold all of its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of a former officer of Parent for cash of $25,000 and debt relief of $2,400.

  Accounts Payable - As of March 31, 2003, the Company has accrued consulting fees of $36,000 payable to a shareholder of the Company for management consultation services.

  As of March 31, 2003, the Company has accrued consulting fees of $14,013 payable to a former officer/director of Parent for services rendered related to Parent's discontinued bison breeding business.

  Loans Payable - The Company has received various loans from an entity related to shareholders of the Company. At March 31, 2003, a total of $116,750 had been loaned and the unpaid balance was $81,750. Accrued interest at March 31, 2003 amounted to $1,583. The loan was subsequently paid in full with interest at approximately 3.8% per annum [See Note 14].

  Management Compensation - As of March 31, 2003, the Company has paid consulting fees of $12,500 and salary of $35,000 to an officer/director of the Company.

NOTE 8 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003.

  Common Stock - The Company has authorized 50,000,000 shares of $.001 par value common stock. In July 2002, in connection with their organization, the Company issued 10,000,000 shares of their previously authorized but unissued common stock. The shares were issued for $1,000 cash (or $.0001 per share).

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK [Continued]

  In November 2002, the Company issued 200,000 shares of their previously authorized but unissued common stock to UFRF in exchange for a license agreement to use certain patents, pending patents, trademarks, etc. that are related to inventions owned by UFRF. The shares were valued at $10,000 (or $.05 per share).

  In December 2002, the Company issued a total of 100,000 shares of their previously authorized but unissued common stock to two consultants for services rendered. The shares were valued at $5,000 (or $.05 per share).

  In December 2002, the Company issued 500,000 shares of their previously authorized but unissued common stock for cash of $50,000 (or $.10 per share).

  In March 2003, the Company issued 5,000,000 shares of their previously authorized but unissued common stock pursuant to a private offering at $.10 per share. At March 31, 2003, the Company had received proceeds of $400,000 and had recorded a subscription receivable for the remaining $100,000.

  In March 2003, the Company issued 22,200,000 shares of their previously authorized but unissued common stock to former shareholders of Subsidiary as part of an Agreement and Plan of Reorganization [See Note 2].

  In March 2003, the Company repurchased and cancelled 18,800,000 shares of their issued and outstanding common stock for cash of $200,000 (or approximately $.01064 per share)

  Stock  Split - On March 21, 2003, Parent effected a 2-for-1 forward  stock
  split.   The  financial  statements for all periods  presented  have  been restated to reflect this stock split.

  Stock Warrants - In December 1999 and February 2000, Parent issued 200,000 Class A warrants to purchase common stock at $1.25 per share and 200,000 Class B warrants to purchase common stock at $2.50 per share as part of a public stock offering which was registered with the United States Securities and Exchange Commission on Form SB-2. The warrants are exercisable for five years and are callable by the Company at $.01 per warrant. At March 31, 2003, none of these warrants had been exercised, forfeited or cancelled.

  Stock Option Plan - On August 10, 1998, the Board of Directors of Parent adopted and the stockholders at that time approved the 1998 Stock Option Plan ("the Plan"). The Plan provides for the granting of awards of up to 2,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan. Awards under the plan will be granted as determined by the Board of Directors. At March 31, 2003, total awards available to be granted from the Plan amounted to 2,000,000 shares.

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OPERATING LEASE

  The Company has entered into a lease agreement with the Gainesville Technology Enterprise Center ("GTEC") for office space of approximately 450 square feet and for the use of certain common areas. The lease has an initial term of twelve months commencing on September 1, 2002. Following the initial term, the lease will continue on a month-to-month basis. The lease will extend no longer than 36 months from the commencement date unless GTEC, at its sole discretion, chooses to extend the lease for an additional 12-month period. Rent payments for the first year will be $350 per month increasing to $413 for the second year and increasing to $450 for the third year. The Company will also be billed separately for the use of certain office services based upon usage. The Company also paid $500 as a refundable security deposit. The total lease expense under this agreement for the period from inception on July 18, 2002 through March 31, 2003 amounted to $3,195.

NOTE 10 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

  The Company has available at March 31, 2003 an unused operating loss carryforward of approximately $160,000 which may be applied against future taxable income and which expires in 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets, which consist of deferred compensation and net operating loss carryforwards, are approximately $33,400 as of March 31, 2003, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $33,400 for the period from inception on July 18, 2002 through March 31, 2003.

                  GLOTECH INDUSTRIES, INC. AND SUBSIDIARY
                      (Formerly R & R Ranching, Inc.)
                       [A Development Stage Company]

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                     From Inception
                                                       on July 18,
                                                      2002 Through
                                                     March 31, 2003
                                                     ______________
    Loss from operations available to
    common shareholders (numerator)                  $     (155,874)
                                                     ______________
    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                                        10,481,250
                                                     ______________

  At March 31, 2003, the Company had 400,000 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 - COMMITMENTS

  Sales Agent Agreements - The Company has entered into agreements with their sales agents wherein the Company agrees to pay commissions to the sales agents. The agreements provide for commissions of 10% of sales made by the agents.

  Independent Contractor Agreement - The Company has entered into an independent contractor agreement with Product Design Solutions, Inc. ("PDS") wherein PDS would provide product design, development, and prototyping services. The agreement has a term of one year and provides for an hourly rate for any services that are rendered.

NOTE 14 - SUBSEQUENT EVENTS

  Fiscal Year-End Change - Subsequently, Parent changed its fiscal year-end to March 31st.

  Related Party Loan Repayment - In April 2003, the Company repaid loans from related parties totaling $81,750 along with interest of $1,750.