Form 10QSB
period 2003-06-30
GLOTECH INDUSTRIES INC
filed 2003-08-19
CIK 1081206

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

Commission File Number: 333-75297

GLOTECH INDUSTRIES, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	870616524 (IRS Employer Identification No.)

2153 SE Hawthorne Road Gainesville, FL 32641

 (Address of principal executive offices)

352-334-7246

(Issuer’s telephone number)

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2003 there were 20,500,000 shares of common stock, par value $.001 issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

FORM 10-QSB

GLOTECH INDUSTRIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Unaudited Condensed Consolidated Balance Sheets, June 30, 2003 and March 31, 2003

Unaudited Condensed Consolidated Statements of Operations, for the three months ended June 30, 2003 and for the period from inception on July 18, 2002 through June 30, 2003

Unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended June 30, 2003 and for the period from inception on July 18, 2002 through June 30, 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4-5 6 7-8 9-23 24 28
PART II.	Other Information Item 2. Changes in Securities and Use of Proceeds Item 5. Other Information, Subsequent Events Item 6. Exhibits and Reports on Form 8-K	28 30 31
	Signatures	32

(Inapplicable items have been omitted)

#

PART I.

Financial Information

Item 1.  Unaudited Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

#

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

June 30,

March 31,

2003

2003

___________

___________

CURRENT ASSETS:

Cash

$

60,844

$

133,595

Employee advances

-

1,735

Inventory

18,446

30,859

___________

___________

Total Current Assets

79,290

166,189

___________

___________

PROPERTY AND EQUIPMENT, net

4,803

5,114

___________

___________

OTHER ASSETS:

Definite-life intangible assets, net

30,759

22,772

Security deposit

500

500

Goodwill

690,004

-

___________

___________

Total Other Assets

721,263

23,272

___________

___________

ASSETS OF DISCONTINUED OPERATIONS

-

14,013

___________

___________

$

805,356

$

208,588

___________

___________

[Continued]

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS’ EQUITY

June 30,

March 31,

2003

2003

___________

___________

CURRENT LIABILITIES:

Accounts payable

$

7,768

$

17,434

Accounts payable - related party

-

36,000

Accrued payroll

10,605

4,265

Loans payable - related party

-

81,750

___________

___________

Total Current Liabilities

18,373

139,449

___________

___________

LIABILITIES OF DISCONTINUED OPERATIONS

-

14,013

___________

___________

Total Liabilities

18,373

153,462

___________

___________

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value,

10,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

50,000,000 shares authorized,

20,250,000 and 19,200,000 shares

issued and outstanding, respectively

20,250

19,200

Capital in excess of par value

1,278,250

291,800

Deficit accumulated during the

development stage

(302,332)

(155,874)

___________

___________

996,168

155,126

Less: Subscription receivable

-

(100,000)

Less: Deferred compensation related

to performance-based stock options

(209,185)

-

___________

___________

Total Stockholders' Equity

786,983

55,126

___________

___________

$

805,356

$

208,588

___________

___________

NOTE:

The balance sheet at March 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

From Inception

For the Three

on July 18,

Months Ended

2002 Through

June 30, 2003

June 30, 2003

_____________

_____________

REVENUE

$

102

$

970

COST OF GOODS SOLD

70

483

_____________

_____________

GROSS PROFIT

32

487

EXPENSES:

General and administrative

146,323

301,069

_____________

_____________

LOSS FROM OPERATIONS

(146,291)

(300,582)

OTHER INCOME (EXPENSE):

Interest expense

(167)

(1,750)

_____________

_____________

LOSS BEFORE INCOME TAXES

(146,458)

(302,332)

CURRENT TAX EXPENSE

-

-

DEFERRED TAX EXPENSE

-

-

_____________

_____________

NET LOSS

$

(146,458)

$

(302,332)

_____________

_____________

LOSS PER COMMON SHARE

$

(.01)

$

(.02)

_____________

_____________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

From Inception

For the Three

on July 18,

Months Ended

2002 Through

June 30, 2003

June 30, 2003

_____________

_____________

Cash Flows from Operating Activities:

Net loss

$

(146,458)

$

(302,332)

Adjustments to reconcile net loss to net cash used

  by operating activities:

Depreciation and amortization

588

1,168

Non-cash services for stock

36,000

41,000

Non-cash services for performance-based stock options

2,315

2,315

Changes in assets and liabilities:

Decrease in employee advances

1,735

-

(Increase) decrease in inventory

12,413

(18,446)

Decrease in assets of discontinued operations

14,013

14,013

Increase (decrease) in accounts payable

(14,666)

2,733

(Decrease) in accounts payable - related party

(36,000)

-

Increase in accrued payroll

6,340

10,640

(Decrease) in liabilities of discontinued operations

(14,013)

(14,013)

_____________

_____________

Net Cash (Used) by Operating Activities

(137,733)

(262,922)

_____________

_____________

Cash Flows from Investing Activities:

Purchase of property and equipment

-

(5,649)

Payments for intangible assets

(3,268)

 (16,085)

Payment of security deposit

-

(500)

Cash received in acquisition of AIT Subsidiary

50,000

50,000

_____________

_____________

Net Cash (Used) by Investing Activities

46,732

27,766

_____________

_____________

Cash Flows from Financing Activities:

Proceeds from loans payable - related party

-

116,750

Repayment of loans payable - related party

(81,750)

(116,750)

Proceeds from issuance of common stock

100,000

551,000

Payment of stock offering costs

-

(55,000)

Payments to repurchase common stock

-

(200,000)

_____________

_____________

Net Cash Provided by Financing Activities

18,250

296,000

_____________

_____________

Net Increase in Cash

(72,751)

60,844

Cash at Beginning of Period

133,595

-

_____________

_____________

Cash at End of Period

$

60,844

$

60,844

_____________

_____________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

1,750

$

1,750

  Income taxes

$

-

$

-

[Continued]

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on July 18, 2002 through June 30, 2003:

In June 2003, the Company issued 1,000,000 shares of common stock to acquire AIT Subsidiary.  At the time of acquisition AIT Subsidiary’s assets and liabilities consisted of $50,000 of cash, $4,996 of definite-life intangible assets and $5,000 of accounts payable.

In June 2003, the Company issued 50,000 shares of common stock as an employment bonus valued at $36,000 or $.72 per share.

In June 2003, the Company granted 700,000 performance-based stock options and recorded deferred compensation of $211,500.  Through June 30, 2003, the Company has recognized $2,315 of the deferred compensation.

In March 2003, the Company issued 22,200,000 shares of common stock as part of an agreement and plan of reorganization which has been accounted for as a recapitalization of GTI Subsidiary in a manner similar to a reverse purchase.  At the time of the reorganization, Parent’s assets and liabilities consisted only of $14,013 of assets of discontinued operations and $14,013 of liabilities of discontinued operations.

In March 2003, the Company issued 1,000,000 shares of common stock for a subscription receivable of $100,000 or $.10 per share.  The Company collected all of this subscription receivable in April and May 2003.

In December 2002, the Company issued 100,000 shares of common stock in exchange for services rendered valued at $5,000 or $.05 per share.

In November 2002, the Company issued 200,000 shares of common stock in exchange for a license agreement valued at $10,000 or $.05 per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - GloTech Industries, Inc. (“Parent”) was organized under the laws of the State of Nevada on August 3, 1998 as R & R Ranching, Inc.  Parent was previously engaged in breeding and raising bison.  Parent discontinued its bison breeding business effective March 25, 2003 [See Note 4].  In March 2003, Parent changed its name to GloTech Industries, Inc.

GloTech Industries, Inc. (“GTI Subsidiary”) was organized under the laws of the State of Delaware on July 18, 2002.  On March 31, 2003, Parent acquired GTI Subsidiary pursuant to an Agreement and Plan of Reorganization signed March 26, 2003.  The agreement called for Parent to issue up to 15,800,000 shares of common stock to the former shareholders of GTI Subsidiary for at least 80% and up to 100% of the outstanding shares of GTI Subsidiary’s common stock wherein GTI Subsidiary became a wholly-owned subsidiary of Parent [See Note 2].  The merger of Parent and GTI Subsidiary has been accounted for as a recapitalization of GTI Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of GTI Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of GTI Subsidiary from its inception.

Advanced Illumination Technologies, Inc. (“AIT Subsidiary”) was organized under the laws of the State of Florida on June 13, 2003 as a wholly-owned subsidiary of UTEK Corporation.  On June 25, 2003, the Parent acquired AIT Subsidiary pursuant to an Agreement and Plan of Acquisition signed June 23, 2003.  The agreement called for Parent to issue 1,000,000 shares of common stock to UTEK Corporation for 100% of the outstanding shares of AIT Subsidiary’s common stock wherein AIT Subsidiary became a wholly-owned subsidiary of Parent [See Note 3].  The merger of Parent and AIT Subsidiary has been accounted for as a purchase of AIT Subsidiary.  The financial statements reflect the operations of AIT Subsidiary from June 25, 2003.

GloTech Industries, Inc., GTI Subsidiary and AIT Subsidiary (“the Company”) produces safety products based on electroluminescent technology.  The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for the periods then ended have been made.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2003 audited financial statements.  The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts of Parent, Parent’s wholly owned GTI Subsidiary and Parent’s wholly owned AIT Subsidiary.  All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year - The Company’s fiscal year-end is March 31st.

Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets and liabilities associated with discontinued operations.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value.  The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis.  The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due.  The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan.  The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable.  The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balances and historical losses.  The Company records interest income on delinquent accounts and loans receivable only when payment is received.  The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal.  The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable.  The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method [See Note 5].

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to five years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews their property and equipment for impairment.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of June 30, 2003, the Company has capitalized a total of $2,270 of website costs.  The Company did not incur any planning costs and did not record any research and development costs for the three months ended June 30, 2003.

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 establishes new classifications for intangible assets and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment.

Stock Offering Costs - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering.  In the event a stock offering is unsuccessful, the costs related to the offering will be written off to expense.

Revenue Recognition - The Company’s revenue comes from the sale of products based on electroluminescent technology.  The Company recognizes revenue upon delivery of the product.

Debt Extinguishment - The Company accounts for extinguishment of debt in accordance with Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds the requirement that gains and losses from extinguishment of debt be classified as an extraordinary item.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 9].  The Company accounts for their plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based employee compensation.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

From Inception

For the Three

on July 18,

Months Ended

2002 Through

June 30, 2003

June 30, 2003

_____________

_____________

Net loss, as reported

$

(146,458)

$

(302,332)

Add: Stock-based employee compensation expense

  included in reported net income

2,315

2,315

Deduct: Total stock-based employee compensation

  expense determined under fair value based method

(2,955)

(2,955)

_____________

_____________

Pro forma net loss

$

(147,098)

$

(302,972)

_____________

_____________

Loss per common share, as reported

$

(.01)

$

(.02)

Loss per common share, pro forma

$

(.01)

$

(.02)

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  The Company expensed $36,348 in advertising costs during the three months ended June 30, 2003.

Research and Development - Research and development costs are expensed as incurred.  The Company expensed $8,047 in research and development costs during the three months ended June 30, 2003.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 13].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 14].

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

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.  The Company has adopted SFAS No. 148 and has applied it to the three months ended June 30, 2003.

Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of GTI Subsidiary [See Note 2] and to reflect a 2-for-1 forward stock split that Parent effected on March 21, 2003 [See Note 9].

NOTE 2 - AGREEMENT AND PLAN OF REORGANIZATION

On March 26, 2003, Parent and GTI Subsidiary entered into an agreement and plan of reorganization whereby Parent agreed to acquire up to 100% of GTI Subsidiary in a stock for stock exchange.  The agreement called for Parent to issue up to 15,800,000 shares of common stock to the former shareholders of GTI Subsidiary for at least 80% and up to 100% of the outstanding shares of GTI Subsidiary’s common stock.  The agreement also called for Parent to effect a 2-for-1 forward stock split (effected by dividend).  The agreement also provided that 18,800,000 shares of Parent’s common stock would be acquired and cancelled.  GTI Subsidiary was required to raise a minimum of $500,000 in a private offering to accredited investors prior to closing.  The Company has accounted for the acquisition as closing after the close of business on March 31, 2003.  The Company has accounted for the acquisition as a recapitalization of GTI Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of GTI Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of GTI Subsidiary from its inception.

NOTE 3 - ACQUISITION

On June 25, 2003, Parent acquired AIT Subsidiary pursuant to an Agreement and Plan of Acquisition with signed June 23, 2003.  The agreement called for Parent to issue 1,000,000 shares of common stock to UTEK Corporation for 100% of the outstanding shares of AIT Subsidiary’s common stock.  The Company has accounted for the acquisition as closing after the close of business on June 25, 2003.  The Company has accounted for the acquisition as a purchase of AIT Subsidiary.  The Company recorded goodwill of $690,004 as a result of the acquisition.  The financial statements reflect the operations of AIT Subsidiary from June 25, 2003.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION [Continued]

The following is the unaudited condensed balance sheet of AIT Subsidiary at June 25, 2003, the date the acquisition closed.

June 25,

2003

___________

ASSETS:

Cash

$

50,000

Definite-life intangible assets, net

4,996

___________

$

54,996

___________

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Accounts payable

$

5,000

Common stock

10

Capital in excess of par value

50,360

Deficit accumulated during the development stage

(374)

___________

$

54,996

___________

The acquired definite-life intangible assets are being amortized over 20 years with no residual value.

The following is an unaudited proforma condensed consolidated statement of operations as if the acquisition had occurred at the beginning of the period presented:

From Inception

For the Three

on July 18,

Months Ended

2002 Through

June 30, 2003

June 30, 2003

_____________

_____________

Revenues

$

102

$

970

Cost of goods sold

(70)

(483)

General and administrative expense

(146,697)

(301,443)

Interest expense

(167)

(1,750)

Income taxes

-

-

_____________

_____________

Net loss

$

(146,832)

$

(302,706)

_____________

_____________

Loss per common share

$

(.01)

$

(.02)

_____________

_____________

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DISCONTINUED OPERATIONS

In March 2003, Parent discontinued its bison breeding business.  Parent has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In accordance with Parent’s plan of disposal, the carrying amount of the bison was reduced to the net realizable value.  In March 2003, Parent recognized an impairment loss of $59,173 to reduce the carrying amount of the bison to their net realizable value.  In March 2003, Parent sold all of its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of a former officer of Parent, for cash of $25,000 and debt relief of $2,400.

The assets of the bison breeding business held for disposal consist of the following at:

June 30,

March 31,

2003

2003

___________

___________

Cash

$

-

$

14,013

___________

___________

Total Assets of Discontinued Operations

$

-

$

14,013

___________

___________

The liabilities of the bison breeding business held for disposal consist of the following at:

June 30,

March 31,

2003

2003

___________

___________

Accounts payable - related party

$

-

$

14,013

___________

___________

Total Liabilities of Discontinued Operations

$

-

$

14,013

___________

___________

NOTE 5 - INVENTORY

Inventory consists of the following at:

June 30,

March 31,

2003

2003

___________

___________

Finished goods

$

3,012

$

4,278

Raw materials

15,434

26,581

___________

___________

Total Inventory

$

18,446

$

30,859

___________

___________

The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at June 30, 2003 and March 31, 2003.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

June 30,

March 31,

2003

2003

___________

___________

Office furniture and equipment

$

3,379

$

3,379

Website costs

2,270

2,270

___________

___________

5,649

5,649

Less:  Accumulated depreciation

(846)

(535)

___________

___________

Net Property and Equipment

$

4,803

$

5,114

___________

___________

Depreciation expense for the three months ended June 30, 2003 was $311.

NOTE 7 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets consist of the following at:

June 30,

March 31,

2003

2003

___________

___________

License agreement with University of Florida

   Research Foundation

$

21,511

$

21,511

License agreement with the United States

   Centers for Disease Control and Prevention

5,000

-

Patent application in process

4,574

1,306

___________

___________

31,085

22,817

Less: Accumulated amortization

(326)

(45)

___________

___________

Net Definite-life Intangible Assets

$

30,759

$

22,772

___________

___________

The Company’s definite-life intangible assets are being amortized over 20 years with no residual value.  Amortization expense for the three months ended June 30, 2003 was $277.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEFINITE-LIFE INTANGIBLE ASSETS [Continued]

The Company estimates that their amortization expense will be approximately as follows for the twelve-month periods ended:

Amortization

June 30,

Expense

___________

___________

2004

$

1,600

2005

1,600

2006

1,600

2007

1,600

2008

1,600

___________

8,000

The Company has an exclusive license agreement with sublicensing terms with the University of Florida Research Foundation (“UFRF”).  The license became effective on May 30, 2002 and was previously held by other unrelated entities but has since been assigned to the Company.  The Company issued 200,000 shares of common stock valued at $10,000 or $.05 per share to UFRF as consideration for the license agreement.  The license relates to certain patents, pending patents and trademarks for inventions owned by UFRF.  The license provides that a royalty be paid to UFRF based on 2% of the selling price.  There is no minimum royalty for the first year but there will be an increasing annual minimum royalty beginning at $5,000 for the second year and increasing annually to an $8,000 annual minimum royalty for the fifth year and years thereafter.  The Company will also reimburse UFRF for any costs related to the preparation, filing, maintenance, etc. of the trademarks and patents, which as of June 30, 2003 amounted to an additional $11,511.

The Company has a non-exclusive license agreement with sublicensing terms with the United States Centers for Disease Control and Prevention (“CDC”).  The license relates to certain patent-pending illumination technology owned by CDC.  The license provides that the Company pay $5,000 plus a royalty of 3% of net sales.  The license provides for minimum annual royalty payments of $2,500 for the first year and increasing annually to $15,000 for the fourth year and years thereafter.  The Company will also reimburse CDC for any costs related to the preparation, filing, maintenance, etc. of the patent rights, which as of June 30, 2003 amounted to an additional $0.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL

The following is a summary of the transactions affecting the Company’s goodwill.

From Inception

For the Three

on July 18,

Months Ended

2002 Through

June 30, 2003

June 30, 2003

_____________

_____________

Goodwill at beginning of period

$

-

$

-

Goodwill from the acquisition of AIT Subsidiary

690,004

690,004

_____________

_____________

Goodwill at end of period

$

690,004

$

690,004

_____________

_____________

NOTE 9 - CAPITAL STOCK, OPTIONS AND WARRANTS

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2003 and March 31, 2003.

Common Stock - The Company has authorized 50,000,000 shares of $.001 par value common stock.  In July 2002, in connection with their organization, the Company issued 10,000,000 shares of their previously authorized but unissued common stock.  The shares were issued for $1,000 in cash (or $.0001 per share).

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

In December 2002, the Company issued 500,000 shares of their previously authorized but unissued common stock for $50,000 in cash (or $.10 per share).

In March 2003, the Company issued 5,000,000 shares of their previously authorized but unissued common stock pursuant to a private offering for $500,000 in cash (or $.10 per share).  The Company received $100,000 of the proceeds in April and May 2003.

In March 2003, the Company issued 22,200,000 shares of their previously authorized but unissued common stock to former shareholders of GTI Subsidiary as part of an Agreement and Plan of Reorganization [See Note 2].

In March 2003, the Company repurchased and cancelled 18,800,000 shares of their issued and outstanding common stock for cash of $200,000 (or approximately $.01064 per share).

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

In June 2003, the Company issued 50,000 shares of their previously authorized but unissued common stock to an officer of the Company as an employment bonus valued at $36,000 (or $.72 per share).

In June 2003, the Company issued 1,000,000 shares of their previously authorized but unissued common stock to UTEK Corporation as part of an Agreement and Plan of Acquisition [See Note 3], valued at $720,000 (or $.72 per share).

Stock Split - On March 21, 2003, Parent effected a 2-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect this stock split.

Stock Warrants - In December 1999 and February 2000, Parent issued 200,000 Class A warrants to purchase common stock at $1.25 per share and 200,000 Class B warrants to purchase common stock at $2.50 per share as part of a public stock offering which was registered with the United States Securities and Exchange Commission on Form SB-2.  The warrants are exercisable for five years and are callable by the Company at $.01 per warrant.  At June 30, 2003, none of these warrants had been exercised, forfeited or cancelled.

Stock Options - In June 2003, the Company granted 700,000 options to purchase common stock at $.25 per share as an employment bonus to an officer of the Company.  The options vest based on the sales generated through the efforts of the officer through June 2005.  The options are exercisable for one year following vesting.  The Company recorded deferred compensation of $211,500 for the intrinsic value of the 450,000 options estimated to vest.  During the three months ended June 30, 2003, the Company recognized $2,315 of the deferred compensation.  At June 30, 2003, none of the options had vested.

A summary of the status of the options granted under the Company’s stock-based employee compensation plan is presented below.

For the Three

From Inception on

Months Ended

July 18, 2002 Through

June 30, 2003

June 30, 2003

________________

________________

Weighted

Weighted

Average

Average

Exercise

Exercise

Shares

Price

Shares

Price

_______

_______

_______

_______

Outstanding at beginning of period

-

$

-

-

$

-

Granted

700,000

$

.25

700,000

$

.25

Exercised

-

$

-

-

$

-

Forfeited

-

$

-

-

$

-

Expired

-

$

-

-

$

-

_______

_______

_______

_______

Outstanding at end of period

700,000

$

.25

700,000

$

.25

_______

_______

_______

_______

Weighted average fair value of options

  granted during the period

700,000

$

.25

700,000

$

.25

_______

_______

_______

_______

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of .94%, expected dividend yield of zero, expected lives of 1 year and expected volatility of 200%.

A summary of the status of the options outstanding under the Company’s stock-based employee compensation plan at June 30, 2003 is presented below:

Options Outstanding

Options Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$

.25

700,000

3.0 years

$

.25

-

$

-

___________

___________

______________

______________

_________

______________

Stock Option Plan - On August 10, 1998, the Board of Directors of Parent adopted and the stockholders at that time approved the 1998 Stock Option Plan (“the Plan”).  The Plan provides for the granting of awards of up to 2,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees.  The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan.  Awards under the plan will be granted as determined by the Board of Directors.  At June 30, 2003, total awards available to be granted from the Plan amounted to 2,000,000 shares.

NOTE 10 - RELATED PARTY TRANSACTIONS

Asset Sale - In March 2003, Parent sold all of its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of a former officer of Parent for cash of $25,000 and debt relief of $2,400.

Accounts Payable - In May 2003, the Company paid accrued consulting fees of $36,000 to a shareholder of the Company for management consultation services rendered during the year ended March 31, 2003.

In June 2003, the Company paid accrued consulting fees of $14,013 payable to a former officer/director of Parent for services rendered during the year ended March 31, 2003 related to Parent’s discontinued bison breeding business.

Loans Payable - The Company received various loans from an entity related to shareholders of the Company.  Through June 30, 2003, a total of $116,750 was loaned and the Company had repaid the entire amount plus interest of 1,750, or interest of approximately 3.8% per annum.  Interest expense for the three months ended June 30, 2003 amounted to $167.

Management Compensation - During the three months ended June 30, 2003, the Company paid $20,500 to an officer/director of the Company.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

In June 2003, the Company issued 50,000 shares of common stock to an officer of the Company as an employment bonus valued at $36,000.  The Company also granted 700,000 performance-based stock options to the officer [See Note 9].

NOTE 11 - OPERATING LEASE

The Company has entered into a lease agreement with the Gainesville Technology Enterprise Center (“GTEC”) for office space of approximately 450 square feet and for the use of certain common areas.  The lease has an initial term of twelve months commencing on September 1, 2002.  Following the initial term, the lease will continue on a month-to-month basis.  The lease will extend no longer than 36 months from the commencement date unless GTEC, at its sole discretion, chooses to extend the lease for an additional 12-month period.  Rent payments for the first year will be $350 per month increasing to $413 for the second year and increasing to $450 for the third year.  The Company will also be billed separately for the use of certain office services based upon usage.  The Company also paid $500 as a refundable security deposit.  The total lease expense for the three months ended June 30, 2003 amounted to $1,193.

NOTE 12 - GOING CONCERN

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

NOTE 13 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES [Continued]

The Company has available at June 30, 2003 unused operating loss carryforwards of approximately $321,000 which may be applied against future taxable income and which expire in various years through 2024.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets, which consist of deferred compensation, excess of tax over book depreciation and net operating loss carryforwards, are approximately $61,700 and $33,400 as of June 30, 2003 and March 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $28,300 for the three months ended June 30, 2003.

NOTE 14 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

From Inception

For the Three

on July 18,

Months Ended

2002 Through

June 30, 2003

June 30, 2003

_____________

_____________

Loss from operations available to

common shareholders (numerator)

$

(146,458)

$

(302,332)

_____________

_____________

Weighted average number of

common shares outstanding used

in loss per share for the period

(denominator)

19,258,791

12,730,692

_____________

_____________

At March 31, 2003, the Company had 400,000 outstanding warrants and 700,000 outstanding options which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 15 - COMMITMENTS

Sales Agent Agreements - The Company has entered into agreements with their sales agents wherein the Company agrees to pay commissions of 10% of the sales made by the agents.

NOTE 16 - CONCENTRATIONS

Customers - The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONCENTRATIONS [Continued]

Location - The Company is located in Gainesville, Florida.  All activities of the Company are located in the Gainesville area including all property and research.

NOTE 17 - SUBSEQUENT EVENTS

Proposed Private Preferred Stock Offering - The Company is proposing to make a private offering of 200,000 shares of 10% cumulative convertible redeemable Series A preferred stock.  The proposed Series A preferred stock will be convertible into common stock at 10 shares of common stock for each share of preferred stock during the first year following issuance and after the first year it is convertible at 50% of the market price with a minimum of $.15 per share.  The proposed Series A preferred stock will be redeemable at $10.00 per share for the first three years following issuance and will be subject to mandatory redemption if the Company sells their common stock under an effective registration statement with the Securities and Exchange Commission.  An offering price of $2.50 per share has arbitrarily been determined by the Company and the offering requires a minimum of 20,000 shares to be sold.  The Company expects to use one or more agents for the offering and expects to pay approximately 10% in sales commissions.  Some shares will be offered and may be sold by an officer of the Company who will receive no sales commissions or other compensation in connection with the offering except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  The offering is expected to close by August 30, 2003.  As of June 30, 2003, the Company has not incurred any stock offering costs but any such costs (estimated to be approximately $10,000 to $77,500) will be netted against the proceeds of the stock offering.

Item  2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Our Business History

Our company incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed and raise bison.  From December 1998 through March 26, 2003, R & R pursued breeding and ranching activities under a management agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada.

In 1999, R & R Ranching filed a registration statement on Form SB-2 with the Securities and Exchange Commission.  The registration was declared effective on September 1, 1999 and the offering closed on February 11, 2000.  During the offering, R & R Ranching sold 100,000 units consisting of common stock and warrants, raising $125,000.

R & R effected a two-for-one forward split of its $.001 par value common stock on March 21, 2003.  Shortly thereafter, on March 26, 2003, R & R entered an agreement and plan of reorganization with GloTech Industries, Inc as reported on Form 8-K.  The agreement was finalized on March 31, 2003.  Under the agreement, R & R Ranching acquired 100 % of the outstanding shares of GloTech in exchange for approximately 82 % of R & R Ranching’s outstanding common stock making GloTech a wholly owned subsidiary of R & R Ranching.  Pursuant to the agreement, the company’s name was changed to GloTech Industries, Inc. and Heinz Fraunhoffer was named as sole director and executive officer.

Our Company

GloTech Industries, Inc. is a technology-based company that incorporated in Delaware on July 18, 2002. GloTech was organized to design and market safety products using electroluminescent, or “EL” technology developed in conjunction with the University of Florida.  GloTech holds the worldwide license and intellectual property rights for these electroluminescent applications.  Patents on the EL technology are currently pending in the United States and abroad.  Our corporate headquarters are located at 2153 SE Hawthorne Road, Suite 112 in Gainesville, Florida 32641.  Our common stock is quoted on the Over the Counter Bulletin Board under the symbol GTHI.

Electroluminescent Technology

EL technology works by encasing phosphor powder in a polyester film.  When an electrical current is applied to the film, the phosphor molecules emit a light that is brighter than neon but generates virtually no heat.  By adding pigments to the phosphor powder, different colors of light can be created.  The resulting lamp is flexible and thin as paper and can be made in virtually any size or shape, making it adaptable to a wide variety of applications.  Our proprietary products use battery-powered EL panels and strips that emit a high-intensity light but are cool to the touch.  Applications for this technology include products designed to enhance the safety of bicyclists, construction workers and emergency service personnel.  In addition, because of its bright, cool light, EL is ideal for applications where other light sources might create a fire hazard such as backlighting wristwatches and instrument panels in cars, boats and airplanes.

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

We also believe we can target our technology for use as a novelty to capitalize on the general public’s fascination with products that “light up,” for example, children’s shoes and concert glow jewelry.  Applications for novelty products include the following potential venues: specialty advertisers, colleges, high schools and universities, professional sports, and concerts.

Our Products

Our initial focus has been on developing an EL product designed to enhance bicycle safety.  In recent months, we have expanded our product line to target the safety apparel and novelty markets.  Most of our products use our standard compact battery pack and are available for purchase on our website: www.glowbike.com.  We currently offer the following products, ranging in price from $29.95 to $49.95:

•

GlowBike™ is a set of four EL lamps that can be affixed to bicycle frame to illuminate the rider at night.  The GlowBike panels are available in green or aqua and provide continuous light for up to 8 hours or blinking light for up to 48 hours.

•

GlowVest™ is a mesh vest available in lime green or orange that incorporates three one inch by twelve inch EL lamps.  The GloVest is designed for joggers, construction workers, emergency personnel, law enforcement, or anyone else who needs to be highly visible.  The GlowVest emits an aqua or green light that is much brighter than reflective vests traditionally worn by public safety workers.  The GlowVest provides continuous light for up to 12 hours or blinking light for up to 48 hours.

•

GlowVest Pro™ is similar to the GloVest, however, the EL strips can be custom ordered with a specific legend such as “Police” or “EMS”, or with a particular logo.  The GlowVest Pro lamps are available in a variety of colors and provide continuous light for up to 30 hours or blinking light for up to 100 hours.

•

GlowWedge™ consists of two EL lamp strips that can be applied to virtually any item.  Uses for the GlowWedge include illuminating bicycle helmets, wheelchairs, strollers, scooters and backpacks.  The GlowWedge provides continuous light for up to 16 hours or blinking light for up to 80 hours.

•

GlowLogo™ is a luminescent strip designed for use in the rear window of motor vehicles.  The GlowLogo can be ordered with any inscription or message and is suitable for promoting sports teams, advertising a business, or for any other promotional use.  The GlowLogo comes with an adapter that plugs into the vehicle’s cigarette lighter and an eight-foot extension cord, eliminating the need for our battery pack.

Market Response

The GlowBike™ concept has received many favorable reviews from news media, bicycle retailers, and consumers.   Articles concerning the initial invention and application for bicycles have appeared on ABC.com, in BusinessWeek, on USAToday.com, in Engineering Times, in the Tampa Tribune, in Yes Mag (Canada), in Bild der Wissenschaft (Germany), and in Current Science magazine.

In addition to these responses, we have received several communications from parties interested in producing and distributing various GloTech technologies.  These responses have come from the U.S., China, Taiwan, the Netherlands, Germany, and the U.K.  GloTech is presently negotiating distribution agreements with parties in Germany, Italy, the Netherlands and France.  We are also working closely with law enforcement agencies and safety and rescue personnel in the United States.

Future Product Development

We are continuously developing additional products using our EL technology for both the safety and novelty markets.  Products currently under development include the GlowDash, which is designed to backlight the instrument panels of aircraft, boats or motor vehicles.  The GlowDash will be configured to run from a battery pack, an automobile cigarette lighter, or from a rechargeable solar-powered cell.  We are also developing an extended life battery pack and a rechargable battery pack.

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

Our Licensing Agreement

We have an exclusive license agreement with the University of Florida Research Foundation to market products using their EL technology.  The license became effective on May 30, 2002 and was as assigned to us in November of 2002 in exchange for 200,000 shares of common stock valued at $10,000 or $.05.  In exchange for the marketing rights to the University’s EL application patents, we will pay a royalty of 2% of the selling price of any products using their technology.  There is no minimum royalty for the first year, however, an increasing annual minimum royalty begins at $5,000 during the second year and increases annually to an $8,000 annual minimum royalty for the fifth year and years thereafter.

Proprietary Rights

The University of Florida Research Foundation has applied for application patents on their EL technology and applications in both the United States and international markets.  At the date of this report, the patents are still pending.  We have agreed to reimburse the University for any costs related to preparing, filing and maintaining all trademarks and patents.  At March 31, 2003 these costs amounted to $11,511.  We intend to protect our proprietary rights to the full extent permissible by law.

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

Results of Operations for Three Month Period Ended June 30, 2003

During the three months ended June 30, 2003, we generated $102 in revenue from continuing operations. Cost of revenues during this period was $70 resulting in gross profit of $32.  General and administrative expenses during this period were $146,323 and interest expense was $167.  General and administrative expenses consisted of legal, accounting and other professional fees relating to preparing and filing our public reports and acquiring our subsidiaries.  Other general and administrative expenses resulted from advertising costs, research and development, office rental and salaries.   As a result of these factors, we realized a net loss of $146,458 during the first three months of fiscal 2003.  Cumulative net loss from inception on July 18, 2002 through June 30, 2003 was $302,332.

Liquidity and Capital Resources

Total assets at June 30, 2003 were $805,356.  Current assets consisted of $60,844 in cash and $18,446 in inventory.  We also had property and equipment with a net value of $4,803.  Other assets totaled $721,263.  These assets consisted of definite-life intangible assets of $30,759 relating to our licensing agreements and patent application, goodwill of $690,004 relating to the acquisition of Advanced Illumination Technologies, Inc., and a $500 security deposit.  Total liabilities at June 30, 2003 were $18,373 consisting of $7,768 in accounts payable and $10,605 in accrued payroll.

Plan of Operation

During the next twelve months we intend to continue operating under our license agreements while developing or acquiring new products and technologies.  During the period ended June 30, 2003 we acquired Advanced Illumination Technologies, Inc. (AITI), a Florida corporation.  AITI has filed United States patent application 10/086,773 on a lighted rope technology.  We believe potential applications for this technology include use in mines, smoke-filled buildings, airplanes and ships.

We will also continue to actively market our existing products to law enforcement agencies and other public safety personnel.  Subsequent to the date of this report, in July of 2003 the Louisville, Kentucky Police Department contracted us to provide lighted vests for their peace officers.  In addition, the Wheeling, West Virginia Police Department is currently field-testing our products for possible use by their officers.  We are also currently negotiating to provide our EL safety products to the Police Department of Pittsburgh, Pennsylvania and to the Florida Department of Transportation.

In the coming months we also intend to develop a broader distribution network and increase our marketing and advertising.  We are currently negotiating with sporting goods retailers and bicycle shops to sell our products and during the past three months we have been producing television advertisements.  We hope to begin broadcasting these commercials in the late summer or fall of 2003.  In addition, we will continue to update and refine our website as we introduce new products or improve existing products.

Because we are a recently formed company that has not achieved profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Management believes we have sufficient cash on hand to meet our liquidity need for the coming year, however, we will likely require additional funds to fully implement our business plan.  To generate capital, we may sell common stock or seek loans from officers, directors or shareholders.  However, there is no assurance that we will be successful in raising additional capital or achieving profitable operations.  Other than as discussed in this report, we do not have any material commitments for capital expenditures during the next twelve months.

Item 3.  Controls and Procedures

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

PART II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

Between September 1999 and February 2000, R & R Ranching conducted a public sale of common stock as registered on Form SB-2.  During the offering, the Company sold 100,000 units.  Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant.  The Class A warrants may be converted to common stock at a price of $2.50 per share.  Class B warrants may be converted to common stock at a price of $5.00 per share.  The warrants are exercisable for five years from the date of sale and may be called by the Company at $.01 per share.  At June 30, 2003, none of the warrants had been exercised, forfeited or cancelled.

On June 1, 2001, R & R Ranching issued 10,000,000 shares of previously authorized but unissued common stock to the former president, Fred Hall in exchange for $10,000 or $.0001 per share.  Because Mr. Hall was our sole director and executive officer at the time the shares were issued, management believes that Mr. Hall was an accredited investor.  The shares were issued without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

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

In December 2002, GloTech Industries issued 500,000 shares of previously authorized but unissued common stock to an individual investor for cash of $50,000 or $.10 per share.  The investor had a preexisting relationship with GloTech, was familiar with our operations and had access to all financial information pertaining to our activities.  Accordingly, management believes that he is an accredited investor.  The shares were issued without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

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

On March 21, 2003, prior the Agreement and Plan of Reorganization between R & R Ranching and GloTech Industries, R & R Ranching effected a 2-for-1 forward split of their $.001 par value common stock.  The split was authorized and approved by the shareholders and board of directors.

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

In June of 2003 we issued 50,000 shares of previously authorized but unissued common stock to our Chairman as an employment bonus.  The shares were valued at $36,000 or $.72 per share.  The securities were issued to an accredited investor in private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investor had access to all material information pertaining to the Company and its financial condition.  No broker was involved and no commissions were paid on the transaction.

In June of 2003 we issued 1,000,000 shares of our previously authorized but unissued common stock to UTEK Corporation in exchange for 1,000 shares of Advanced Illumination Technologies, Inc. (AITI) representing all the issued and outstanding shares of AITI.  Because GloTech and UTEK had a preexisting relationship and UTEK had access to all material information pertaining to our company and financial condition, management believes that UTEK is an accredited investor.  Accordingly, the securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transactions.

In June of 2003 we granted options to purchase up to 700,000 shares of common stock at $.25 per share to our Chairman.  The options were issued as performance-based compensation.  The options were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.  At the date of this report, none of the options had been exercised.

Item 5.  Other Information, Certain Relationships and Related Transactions

In March 2003, R & R Ranching ceased its ranching activities and sold its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of our former sole director and executive officer for cash of $25,000 and debt relief of $2,400.

During the three months ended June, 30, 2003 we paid accrued consulting fees of $36,000 to Technology Management Group, LLC for management services.  Technology Management Group LLC is one of our shareholders.

In June of 2003 we paid accrued consulting fees of $14,013 to Mr. Fred Hall, our former sole director and executive officer for services rendered during the year ended March 31, 2003.

From inception through February 27, 2003, we had received various loans from an entity related to shareholders of the company.  At March 31, 2003, a total of $116,750 had been loaned and the unpaid balance was $81,750.  In April of 2003, the remaining balance on the loan and accrued interest of $1,750 was paid in full.

On June 20, 2003 we entered into an employment agreement with our Chairman.  The agreement provides for a salary of $7,000 per month through September 20, 2003 and expenses of up to $1,000 per month.  Compensation after September 20, 2003 will be determined by the Board of Directors based on performance.  We also issued 50,000 shares of common stock to our Chairman and authorized the issuance of 700,000 performance-based stock options.  The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.  At June 30, 2003, none of the options had been exercised.

During the three months ended June 30, 2003 we paid $20,500 in salary to our Chief Executive Officer.

Item 5.  Other Information, Subsequent Events

GloTech has proposed a private offering of 200,000 shares of 10% cumulative convertible redeemable Series A preferred stock with a minimum of 20,000 shares to be sold.  GloTech has set an arbitrary offering price of $2.50 per share.  The proposed Series A preferred stock will be convertible into common stock at 10 shares of common stock for each share of preferred stock during the first year following issuance and after the first year it is convertible at 50% of the market price with a minimum of $.15 per share.  The proposed Series A preferred stock will be redeemable at $10.00 per share for the first three years following issuance and will be subject to mandatory redemption if the Company sells their common stock under an effective registration statement with the Securities and Exchange Commission.  Management anticipates using one or more agents for the offering and expects to pay approximately 10% in sales commissions.  Some shares will be offered and may be sold by an officer of the Company who will receive no sales commissions or other compensation in connection with the offering except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  The offering is expected to close by August 30, 2003.  As of June 30, 2003, the Company has not incurred any stock offering costs but any such costs (estimated to be approximately $10,000 to $77,500) will be netted against the proceeds of the stock offering.

Item 6.  Exhibits and Reports on Form 8-K.

Reorts on Form 8-K:

GloTech Industries filed the following reports on Form 8-K during the 90 day period ended June 30, 2003:

Filing Date	Title of Report	Item(s) Reported
April 7, 2003	Form 8-K	Item 1. Change in Control of Registrant Item 2. Acquisition or Disposition of Assets Item 5. Other Events, 2 for 1 forward stock split Item 6. Resignation of Directors Item 7. Financial Statements
June 13, 2003	Form 8-K/A	Item 1. Change in Control of the Registrant Item 7. Financial Statements Item 8. Change in Fiscal Year to March 31

Subsequent to the date of this report, on July 10, 2003, GloTech filed a report on Form 8-K reporting the acquisition of Advanced Illumination Technologies on June 25, 2003:

July 10, 2003	Form 8-K	Item 2. Acquisition of Assets Item 5. Other Events: Addition of Officers and Directors Item 7. Financial Statements

Exhibits:

Number	Title	Location
10.1 31.1	Employment Agreement with George Harman, Chairman Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Attached
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOTECH INDUSTRIES, INC.

Date: August 19, 2003

/s/Heinz Fraunhoffer

Heinz Fraunhoffer

President and Chief Financial Officer