Form 10QSB
period 2003-09-30
GLOTECH INDUSTRIES INC
filed 2003-11-14
CIK 1081206

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

As of September 30, 2003 there were 22,398,571 shares of common stock, par value $.001 issued and outstanding.

Transitional Small Business Format:

Yes [   ]  No [ X ]

#

FORM 10-QSB

GLOTECH INDUSTRIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Unaudited Condensed Consolidated Balance Sheets, September 30, 2003 and March 31, 2003

Unaudited Condensed Consolidated Statements of Operations, for the three and six months ended September 30, 2003 and for the periods from inception on July 18, 2002 through September 30, 2002 and 2003

Unaudited Condensed Consolidated Statements of Cash Flows, for the six months ended September 30, 2003 and for the periods from inception on July 18, 2002 through September 30, 2002 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4-5 6 7-8 9-24 24 28
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

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

September 30,

March 31,

2003

2003

___________

___________

CURRENT ASSETS:

Cash

$

8,082

$

133,595

Accounts receivable

5,105

-

Employee advances

-

1,735

Inventory

30,991

30,859

Prepaid assets

10,925

-

___________

___________

Total Current Assets

55,103

166,189

___________

___________

PROPERTY AND EQUIPMENT, net

6,838

5,114

___________

___________

OTHER ASSETS:

Definite-life intangible assets, net

45,617

22,772

Security deposit

500

500

Goodwill

2,421,804

-

___________

___________

Total Other Assets

2,467,921

23,272

___________

___________

ASSETS OF DISCONTINUED OPERATIONS

-

14,013

___________

___________

$

2,529,862

$

208,588

___________

___________

[Continued]

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS’ EQUITY

September 30,

March 31,

2003

2003

___________

___________

CURRENT LIABILITIES:

Accounts payable

$

5,726

$

17,434

Accounts payable - related party

-

36,000

Accrued payroll

17,148

4,265

Loans payable - related party

-

81,750

___________

___________

Total Current Liabilities

22,874

139,449

___________

___________

LIABILITIES OF DISCONTINUED OPERATIONS

-

14,013

___________

___________

Total Liabilities

22,874

153,462

___________

___________

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value,

10,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

50,000,000 shares authorized,

22,398,571 and 19,200,000 shares

issued and outstanding, respectively

22,399

19,200

Capital in excess of par value

3,124,615

291,800

Deficit accumulated during the

development stage

(457,278)

(155,874)

___________

___________

2,689,736

155,126

Less: Subscription receivable

-

(100,000)

Less: Deferred compensation related

to performance-based stock options

(182,748)

-

___________

___________

Total Stockholders' Equity

2,506,988

55,126

___________

___________

$

2,529,862

$

208,588

___________

___________

NOTE:

The balance sheet at March 31, 2003 was taken from the audited financial statements at that date

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the

For the

From Inception on

Three Months

Six Months

July 18, 2002

Ended

Ended

Through September 30,

September 30,

September 30,

_____________________

2003

2003

2002

2003

__________

__________

__________

_____________

REVENUE

$

7,208

$

7,310

$

-

$

8,178

COST OF GOODS SOLD

8,747

8,817

-

9,230

__________

__________

__________

______________

GROSS PROFIT (LOSS)

(1,539)

(1,507)

-

(1,052)

EXPENSES:

General and administrative

153,407

299,730

22,829

454,476

__________

__________

__________

______________

LOSS FROM OPERATIONS

(154,946)

(301,237)

(22,829)

(455,528)

OTHER INCOME (EXPENSE):

Interest expense

-

(167)

(203)

(1,750)

__________

__________

__________

______________

LOSS BEFORE INCOME TAXES

(154,946)

(301,404)

(23,032)

(457,278)

CURRENT TAX EXPENSE

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

__________

__________

__________

______________

NET LOSS

$

(154,946)

$

(301,404)

$

(23,032)

$

(457,278)

__________

__________

__________

______________

LOSS PER COMMON SHARE

$

(.01)

$

(.01)

$

(.00)

$

(.03)

__________

__________

__________

______________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the

From Inception on

Six Months

July 18, 2002

Ended

Through September 30,

September 30,

__________________________

2003

2002

2003

__________

__________

______________

Cash Flows from Operating Activities:

Net loss

$

(301,404)

$

(23,032)

$

(457,278)

Adjustments to reconcile net loss to net cash used

  by operating activities:

Depreciation and amortization

1,352

34

1,932

Non-cash services for stock

37,714

-

42,714

Non-cash services for performance-based stock options

28,752

-

28,752

Changes in assets and liabilities:

(Increase) in accounts receivable

(5,105)

-

(5,105)

(Increase) decrease in employee advances

1,735

(1,200)

-

(Increase) in inventory

(132)

(4,185)

(30,991)

(Increase) in prepaid assets

(10,925)

-

(10,925)

Decrease in assets of discontinued operations

14,013

-

14,013

Increase (decrease) in accounts payable

(11,673)

-

5,726

(Decrease) in accounts payable - related party

(36,000)

-

-

Increase in accrued payroll

12,848

203

17,148

(Decrease) in liabilities of discontinued operations

(14,013)

-

(14,013)

__________

__________

______________

Net Cash (Used) by Operating Activities

(282,838)

(28,180)

(408,027)

__________

__________

______________

Cash Flows from Investing Activities:

Purchase of property and equipment

(2,397)

(2,770)

(8,046)

Payments for intangible assets

(8,528)

-

 (21,345)

Payment of security deposit

-

(500)

(500)

Cash received in acquisition of AIT Subsidiary

150,000

-

150,000

__________

__________

______________

Net Cash Provided (Used) by Investing Activities

139,075

(3,270)

120,109

__________

__________

______________

Cash Flows from Financing Activities:

Proceeds from loans payable - related party

-

36,750

116,750

Repayment of loans payable - related party

(81,750)

-

(116,750)

Proceeds from issuance of common stock

100,000

1,000

551,000

Payment of stock offering costs

-

-

(55,000)

Payments to repurchase common stock

-

-

(200,000)

__________

__________

______________

Net Cash Provided by Financing Activities

18,250

37,750

296,000

__________

__________

______________

Net Increase (Decrease) in Cash

(125,513)

6,300

8,082

Cash at Beginning of Period

133,595

-

-

__________

__________

______________

Cash at End of Period

$

8,082

$

6,300

$

8,082

__________

__________

______________

[Continued]

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

For the

From Inception on

Six Months

July 18, 2002

Ended

Through September 30,

September 30,

__________________________

2003

2002

2003

__________

__________

______________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

1,750

$

-

$

1,750

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on July 18, 2002 through September 30, 2003:

In August 2003, the Company issued 2,130,000 shares of common stock to acquire STI Subsidiary.  At the time of acquisition STI Subsidiary’s assets and liabilities consisted of $100,000 of cash, $10,000 of definite-life intangible assets and $10,000 of accounts payable.

In July 2003, the Company issued 68,571 shares of common stock to UTEK Corporation for consulting services valued at $37,714 or $.55 per share.

In June and September 2003, UTEK Corporation made payments totaling $15,000 on behalf of the Company.  The entire $15,000 debt was later forgiven and, due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

In June 2003, the Company issued 1,000,000 shares of common stock to acquire AIT Subsidiary.  At the time of acquisition AIT Subsidiary’s assets and liabilities consisted of $50,000 of cash, $4,996 of definite-life intangible assets and $5,000 of accounts payable.

In June 2003, the Company issued 50,000 shares of common stock as an employment bonus valued at $36,000 or $.72 per share.  All 50,000 of these shares were returned and cancelled in September 2003.

In June 2003, the Company granted 700,000 performance-based stock options and recorded deferred compensation of $211,500.  Through September 30, 2003, the Company has expensed $28,752 of the deferred compensation.

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

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - GloTech Industries, Inc. (“Parent”) was organized under the laws of the State of Nevada on August 3, 1998 as R & R Ranching, Inc.  Parent was previously engaged in breeding and raising bison.  Parent discontinued its bison breeding business effective March 25, 2003 [See Note 5].  In March 2003, Parent changed its name to GloTech Industries, Inc.

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

Sport Technologies, Inc. (“STI Subsidiary”) was organized under the laws of the State of Florida on August 20, 2003 as a wholly-owned subsidiary of UTEK Corporation.  On August 28, 2003, the Parent acquired STI Subsidiary pursuant to an Agreement and Plan of Acquisition.  The agreement called for Parent to issue 2,130,000 shares of common stock to UTEK Corporation for 100% of the outstanding shares of STI Subsidiary’s common stock wherein STI Subsidiary became a wholly-owned subsidiary of Parent [See Note 4].  The merger of Parent and STI Subsidiary has been accounted for as a purchase of STI Subsidiary.  The financial statements reflect the operations of STI Subsidiary from August 28, 2003.

GloTech Industries, Inc., GTI Subsidiary, AIT Subsidiary and STI Subsidiary (“the Company”) produces safety products based on electroluminescent technology.  The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2003 audited financial statements.  The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts of Parent, Parent’s wholly owned GTI Subsidiary, Parent’s wholly owned AIT Subsidiary and Parent’s wholly owned STI Subsidiary.  All significant intercompany transactions have been eliminated in consolidation.

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

Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method [See Note 6].

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to seven years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews their property and equipment for impairment.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of September 30, 2003, the Company has capitalized a total of $2,270 of website costs.  The Company did not incur any planning costs and did not record any research and development costs for the six months ended September 30, 2003.

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

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 10].  The Company accounts for their plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based employee compensation.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

For the

For the

From Inception on

Three Months

Six Months

July 18, 2002

Ended

Ended

Through September 30,

September 30,

September 30,

__________________________

2003

2003

2002

2003

__________

__________

__________

______________

Net loss, as reported

$

(154,946)

$

(301,404)

$

(23,032)

$

(457,278)

Add: Stock-based employee

  compensation expense

  included in reported net income

26,437

28,752

-

28,752

Deduct: Total stock-based

  employee compensation

  expense determined under fair

  value based method

(33,746)

(36,701)

-

(36,701)

__________

__________

__________

______________

Pro forma net loss

$

(162,255)

$

(309,353)

$

(23,032)

$

(465,227)

__________

__________

__________

______________

Loss per common share,

  as reported

$

(.01)

$

(.01)

$

(.00)

$

(.03)

Loss per common share,

  pro forma

$

(.01)

$

(.02)

$

(.00)

$

(.03)

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  The Company expensed $53,360 and $3,839 in advertising costs during the six months ended September 30, 2003 and the period from inception on July 18, 2002 through September 30, 2002, respectively.

Research and Development - Research and development costs are expensed as incurred.  The Company expensed $17,157 and $0 in research and development costs during the six months ended September 30, 2003 and the period from inception on July 18, 2002 through September 30, 2002, respectively.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 14].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 15].

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

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.  The Company has adopted SFAS No. 148 and has applied it to the six months ended September 30, 2003.

Reclassification - The financial statements for periods prior to September 30, 2003 have been reclassified to conform to the headings and classifications used in the September 30, 2003 financial statements.

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of GTI Subsidiary [See Note 2] and to reflect a 2-for-1 forward stock split that Parent effected on March 21, 2003 [See Note 10].

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

NOTE 3 - ACQUISITION OF AIT SUBSIDIARY

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

NOTE 3 - ACQUISITION OF AIT SUBSIDIARY [Continued]

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

The following is an unaudited proforma condensed consolidated statement of operations as if the acquisition had occurred at the beginning of the period presented:

For the

For the

From Inception on

Three Months

Six Months

July 18, 2002

Ended

Ended

Through September 30,

September 30,

September 30,

__________________________

2003

2003

2002

2003

__________

__________

__________

______________

Revenues

$

7,208

$

7,310

$

-

$

8,178

Cost of goods sold

(8,747)

(8,817)

-

(9,230)

General and administrative

(153,781)

(300,104)

(22,829)

(454,850)

Interest expense

-

(167)

(203)

(1,750)

Income taxes

-

-

-

-

__________

__________

__________

______________

Net loss

$

(155,320)

$

(301,778)

$

(23,032)

$

(457,652)

__________

__________

__________

______________

Loss per common share

$

(.01)

$

(.02)

$

(.00)

$

(.03)

__________

__________

__________

______________

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITION OF STI SUBSIDIARY

On August 28, 2003, Parent acquired STI Subsidiary pursuant to an Agreement and Plan of Acquisition.  The agreement called for Parent to issue 2,130,000 shares of common stock to UTEK Corporation for 100% of the outstanding shares of STI Subsidiary’s common stock.  The Company has accounted for the acquisition as closing after the close of business on August 28, 2003.  The Company has accounted for the acquisition as a purchase of STI Subsidiary.  The Company recorded goodwill of $1,731,800 as a result of the acquisition.  The financial statements reflect the operations of STI Subsidiary from August 28, 2003.

The following is the unaudited condensed balance sheet of STI Subsidiary at August 28, 2003, the date the acquisition closed.

August 28,

2003

___________

ASSETS:

Cash

$

100,000

Definite-life intangible assets, net

10,000

___________

$

110,000

___________

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Accounts payable

$

10,000

Common stock

1,000

Capital in excess of par value

99,370

Deficit accumulated during the development stage

(370)

___________

$

110,000

___________

The acquired definite-life intangible assets are being amortized over 20 years with no residual value.

The following is an unaudited proforma condensed consolidated statement of operations as if the acquisition had occurred at the beginning of the period presented:

For the

For the

From Inception on

Three Months

Six Months

July 18, 2002

Ended

Ended

Through September 30,

September 30,

September 30,

__________________________

2003

2003

2002

2003

__________

__________

__________

______________

Revenues

$

7,208

$

7,310

$

-

$

8,178

Cost of goods sold

(8,747)

(8,817)

-

(9,230)

General and administrative

(153,777)

(300,100)

(22,829)

(454,846)

Interest expense

-

(167)

(203)

(1,750)

Income taxes

-

-

-

-

__________

__________

__________

______________

Net loss

$

(155,316)

$

(301,774)

$

(23,032)

$

(457,648)

__________

__________

__________

______________

Loss per common share

$

(.01)

$

(.02)

$

(.00)

$

(.03)

__________

__________

__________

______________

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DISCONTINUED OPERATIONS

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

September 30,

March 31,

2003

2003

___________

___________

Cash

$

-

$

14,013

___________

___________

Total Assets of Discontinued Operations

$

-

$

14,013

___________

___________

The liabilities of the bison breeding business held for disposal consist of the following at:

September 30,

March 31,

2003

2003

___________

___________

Accounts payable - related party

$

-

$

14,013

___________

___________

Total Liabilities of Discontinued Operations

$

-

$

14,013

___________

___________

NOTE 6 - INVENTORY

Inventory consists of the following at:

September 30,

March 31,

2003

2003

___________

___________

Finished goods

$

10,433

$

4,278

Raw materials

20,558

26,581

___________

___________

Total Inventory

$

30,991

$

30,859

___________

___________

The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at September 30, 2003 and March 31, 2003.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

September 30,

March 31,

2003

2003

___________

___________

Office furniture and equipment

$

5,776

$

3,379

Website costs

2,270

2,270

___________

___________

8,046

5,649

Less:  Accumulated depreciation

(1,208)

(535)

___________

___________

Net Property and Equipment

$

6,838

$

5,114

___________

___________

Depreciation expense for the six months ended September 30, 2003 and the period from inception on July 18, 2002 through September 30, 2002 was $673 and $34, respectively.

NOTE 8 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets consist of the following at:

September 30,

March 31,

2003

2003

___________

___________

License agreement with University of Florida

   Research Foundation

$

26,813

$

21,511

License agreement with the United States

   Centers for Disease Control and Prevention

5,000

-

License agreement with Paul D. Mundy

10,000

-

Patent application in process

4,532

1,306

___________

___________

46,345

22,817

Less: Accumulated amortization

(728)

(45)

___________

___________

Net Definite-life Intangible Assets

$

45,617

$

22,772

___________

___________

The Company’s definite-life intangible assets are being amortized over 20 years with no residual value.  Amortization expense for the six months ended September 30, 2003 and the period from inception on July 18, 2002 through September 30, 2002 was $679 and $0, respectively.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFINITE-LIFE INTANGIBLE ASSETS [Continued]

The Company estimates that their amortization expense will be approximately as follows for the twelve-month periods ended:

Amortization

September 30,

Expense

___________

___________

2004

$

2,300

2005

2,300

2006

2,300

2007

2,300

2008

2,300

___________

11,500

The Company has an exclusive license agreement with sublicensing terms with the University of Florida Research Foundation (“UFRF”).  The license became effective on May 30, 2002 and was previously held by other unrelated entities but has since been assigned to the Company.  The Company issued 200,000 shares of common stock valued at $10,000 or $.05 per share to UFRF as consideration for the license agreement.  The license relates to certain patents, pending patents and trademarks for inventions owned by UFRF.  The license provides that a royalty be paid to UFRF based on 2% of the selling price.  There is no minimum royalty for the first year but there will be an increasing annual minimum royalty beginning at $5,000 for the second year and increasing annually to an $8,000 annual minimum royalty for the fifth year and years thereafter.  The Company will also reimburse UFRF for any costs related to the preparation, filing, maintenance, etc. of the trademarks and patents, which as of September 30, 2003 amounted to an additional $16,813.

The Company has a non-exclusive license agreement with sublicensing terms with the United States Centers for Disease Control and Prevention (“CDC”).  The license relates to certain patent-pending illumination technology owned by CDC.  The license provides that the Company pay $5,000 plus a royalty of 3% of net sales.  The license provides for minimum annual royalty payments of $2,500 for the first year and increasing annually to $15,000 for the fourth year and years thereafter.  The Company will also reimburse CDC for any costs related to the preparation, filing, maintenance, etc. of the patent rights, which as of September 30, 2003 amounted to an additional $0.

The Company has an exclusive license agreement with sublicensing terms with Paul D. Mundy (“PDM”).  The license related to certain patented designs owned by PDM.  The license provides that the Company pay $10,000 plus a royalty of 3% of net sales.  The license provides for minimum annual royalty payments of $7,500 beginning in the second year and increasing annually to $15,000 for the fourth year and years thereafter.  The license also provides for additional payments of $25,000 upon $1,000,000 in cumulative sales, $75,000 upon $3,000,000 in cumulative sales and $100,000 upon $6,000,000 in cumulative sales.  The Company will also reimburse PDM for any costs related to the preparation, filing, maintenance, etc. of the patent rights, which as of September 30, 2003 amounted to an additional $0.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL

The following is a summary of the transactions affecting the Company’s goodwill.

For the

For the

From Inception on

Three Months

Six Months

July 18, 2002

Ended

Ended

Through September 30,

September 30,

September 30,

__________________________

2003

2003

2002

2003

__________

__________

__________

______________

Goodwill at beginning of period

$

690,004

$

-

$

-

$

-

Goodwill from the acquisition

  of AIT Subsidiary

-

690,004

-

690,004

Goodwill from the acquisition

  of STI Subsidiary

1,731,800

1,731,800

-

1,731,800

__________

__________

__________

______________

Goodwill at end of period

$

2,421,804

$

2,421,804

$

-

$

2,421,804

__________

__________

__________

______________

NOTE 10 - CAPITAL STOCK, OPTIONS AND WARRANTS

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2003 and March 31, 2003.

Proposed Private Preferred Stock Offering - The Company was proposing to make a private offering of 200,000 shares of 10% cumulative convertible redeemable Series A preferred stock but the plan was abandoned prior to commencement of the offering.

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

NOTE 10 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

In March 2003, the Company issued 22,200,000 shares of their previously authorized but unissued common stock to former shareholders of GTI Subsidiary as part of an Agreement and Plan of Reorganization [See Note 2].

In March 2003, the Company repurchased and cancelled 18,800,000 shares of their issued and outstanding common stock for cash of $200,000 (or approximately $.01064 per share).

In June 2003, the Company issued 50,000 shares of their previously authorized but unissued common stock to an officer of the Company as an employment bonus valued at $36,000 (or $.72 per share).  All 50,000 of these shares were returned and cancelled in September 2003.

In June 2003, the Company issued 1,000,000 shares of their previously authorized but unissued common stock to UTEK Corporation as part of an Agreement and Plan of Acquisition [See Note 3], valued at $740,000 (or $.74 per share).

In July 2003, the Company issued 68,571 shares of their previously authorized but unissued common stock to UTEK Corporation for consulting services valued at $37,714 (or $.55 per share).

In August 2003, the Company issued 2,130,000 shares of their previously authorized but unissued common stock to UTEK Corporation as part of an Agreement and Plan of Acquisition [See Note 4], valued at $1,831,800 (or $.86 per share).

Capital Contributions - In June and September 2003, UTEK Corporation made payments totaling $15,000 on behalf of the Company.  The entire $15,000 debt was later forgiven and, due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

Stock Split - On March 21, 2003, Parent effected a 2-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect this stock split.

Stock Warrants - In December 1999 and February 2000, Parent issued 200,000 Class A warrants to purchase common stock at $1.25 per share and 200,000 Class B warrants to purchase common stock at $2.50 per share as part of a public stock offering which was registered with the United States Securities and Exchange Commission on Form SB-2.  The warrants are exercisable for five years and are callable by the Company at $.01 per warrant.  At September 30, 2003, none of these warrants had been exercised, forfeited or cancelled.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

Stock Options - In June 2003, the Company granted 700,000 options to purchase common stock at $.25 per share as an employment bonus to an officer of the Company.  The options vest based on the sales generated through the efforts of the officer through June 2005.  The options are exercisable for one year following vesting.  The Company recorded deferred compensation of $211,500 for the intrinsic value of the 450,000 options estimated to vest.  During the six months ended September 30, 2003 and the period from inception on July 18, 2002 through September 30, 2002, respectively, the Company expensed $28,752 and $0 of the deferred compensation.  At September 30, 2003, none of the options had vested.

A summary of the status of the options granted under the Company’s stock-based employee compensation plan is presented below.

From Inception on July 18, 2002

For the Three

For the Six

Through September 30,

Months Ended

Months Ended

__________________________________

September 30, 2003

September 30, 2003

2002

2003

________________

________________

________________

________________

Weighted

Weighted

Weighted

Weighted

Average

Average

Average

Average

Exercise

Exercise

Exercise

Exercise

Shares

Price

Shares

Price

Shares

Price

Shares

Price

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at beginning of

  period

700,000

$

.25

-

$

-

-

$

-

-

$

-

Granted

-

$

-

700,000

$

.25

-

$

-

700,000

$

.25

Exercised

-

$

-

-

$

-

-

$

-

-

$

-

Forfeited

-

$

-

-

$

-

-

$

-

-

$

-

Expired

-

$

-

-

$

-

-

$

-

-

$

-

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at end of period

700,000

$

.25

700,000

$

.25

-

$

-

700,000

$

.25

_______

_______

_______

_______

_______

_______

_______

_______

Weighted average fair value

  of options granted during

  the period

-

$

-

700,000

$

.60

-

$

-

700,000

$

.60

_______

_______

_______

_______

_______

_______

_______

_______

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of .94%, expected dividend yield of zero, expected lives of 1 year and expected volatility of 200%.

A summary of the status of the options outstanding under the Company’s stock-based employee compensation plan at September 30, 2003 is presented below:

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

______________

$

.25

700,000

2.7 years

$

.25

-

$

-

___________

___________

______________

______________

_________

______________

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

Stock Option Plan - On August 10, 1998, the Board of Directors of Parent adopted and the stockholders at that time approved the 1998 Stock Option Plan (“the Plan”).  The Plan provides for the granting of awards of up to 2,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees.  The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan.  Awards under the plan will be granted as determined by the Board of Directors.  At September 30, 2003, total awards available to be granted from the Plan amounted to 2,000,000 shares.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

Loans Payable - The Company received various loans from an entity related to shareholders of the Company.  Through September 30, 2003, a total of $116,750 was loaned and the Company had repaid the entire amount plus interest of 1,750, or interest of approximately 3.8% per annum.  Interest expense for the six months ended September 30, 2003 and the period from inception on July 18, 2002 through September 30, 2002 amounted to $167 and $203, respectively.

Management Compensation - During the six months ended September 30, 2003 and the period from inception on July 18, 2002 through September 30, 2002, respectively, the Company paid $44,500 and $0 to an officer/director of the Company.

In June 2003, the Company issued 50,000 shares of common stock to an officer of the Company as an employment bonus valued at $36,000.  The Company also granted 700,000 performance-based stock options to the officer.  In September 2003, the officer returned the 50,000 shares of common stock for cancellation [See Note 10].

Strategic Alliance Agreement - In July 2003, as part of a Strategic Alliance Agreement, the Company issued 68,571 shares of common stock to UTEK Corporation for one year of consulting services valued at $37,714 [See Note 10].

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - OPERATING LEASE

Effective September 1, 2002, the Company entered into a one-year lease agreement with the Gainesville Technology Enterprise Center (“GTEC”) for office space of approximately 450 square feet and for the use of certain common areas.  The lease continues on a month-to-month basis for no longer than 36 months from the commencement date unless GTEC, at its sole discretion, chooses to extend the lease for an additional 12-month period.  Rent payments for the first year will be $350 per month increasing to $413 for the second year and increasing to $450 for the third year.  The Company will also be billed separately for the use of certain office services based upon usage.  The Company also paid $500 as a refundable security deposit.  The total lease expense for the six months ended September 30, 2003 and the period from inception on July 18, 2002 through September 30, 2002 amounted to $2,385 and $401, respectively.

NOTE 13 - GOING CONCERN

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

NOTE 14 - INCOME TAXES

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

The Company has available at September 30, 2003 unused operating loss carryforwards of approximately $450,500 which may be applied against future taxable income and which expire in various years through 2024.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets, which consist of deferred compensation, excess of tax over book depreciation and net operating loss carryforwards, are approximately $87,000 and $33,400 as of September 30, 2003 and March 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $53,600 for the six months ended September 30, 2003.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

For the

For the

From Inception on

Three Months

Six Months

July 18, 2002

Ended

Ended

Through September 30,

September 30,

September 30,

__________________________

2003

2003

2002

2003

__________

__________

__________

______________

Loss from operations available to

common shareholders (numerator)

$

(154,946)

$

(301,404)

$

(23,032)

$

(457,278)

__________

__________

__________

______________

Weighted average number of

common shares outstanding used

in loss per share for the period

(denominator)

21,067,733

20,168,204

10,000,000

14,435,949

__________

__________

__________

______________

At March 31, 2003, the Company had 400,000 outstanding warrants and 700,000 outstanding options which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 16 - COMMITMENTS

Sales Agent Agreements - The Company has entered into agreements with their sales agents wherein the Company agrees to pay commissions of 10% of the sales made by the agents.

NOTE 17 - CONCENTRATIONS

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

In 1999, R & R Ranching filed a registration statement on Form SB-2 with the Securities and Exchange Commission.  The registration became effective on September 1, 1999 and the offering closed on February 11, 2000.  During the offering, R & R Ranching sold 100,000 units consisting of common stock and warrants, raising $125,000.

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

We intend to continue developing and marketing products using EL technology while seeking other illumination technologies to augment our existing products.

Our Target Markets

We have identified four markets that can readily utilize our technology: Vehicle Safety, Safety Apparel, Novelty, and Visual Enhancement/Emergency Lighting.

The Vehicle Safety market includes illumination for bicycles, motorcycles, scooters, and wheelchairs. Other applications include back-up lighting systems for gauges and instruments on aircraft and boats.

Our Safety Apparel is designed for use by highway construction workers, traffic personnel, police officers, and other people who need to be highly visible while working.  This market also encompasses use by joggers and walkers.

The Novelty market targets the general public’s fascination with products that “light up.”  Novelty applications include concert glow jewelry and flashing sports team paraphernalia.

We are also developing illuminated products targeting the Visual Enhancement and Emergency Lighting markets.  These markets include use by emergency rescue workers and fire fighters.

Our Products

Our initial focus has been on developing an EL product designed to enhance bicycle safety.  In recent months, we have expanded our product line to target the safety apparel and novelty markets.  Most of our products use our standard compact battery pack and are available for purchase on our website: www.glowbike.com.  Products we currently offer include the following:

•

GlowBike™ is a set of four EL lamps that can be affixed to bicycle frame to illuminate the rider at night.  The GlowBike panels are available in green or aqua and provide continuous light for up to 8 hours or blinking light for up to 48 hours.

•

GlowVest™ is a mesh vest available in lime green or orange that incorporates three one inch by twelve inch EL lamps.  The GloVest is designed for joggers, construction workers, emergency personnel, law enforcement, or anyone else who needs to be highly visible at night.  The GlowVest emits an aqua or green light that is much brighter than reflective vests traditionally worn by public safety workers.  The GlowVest provides continuous light for up to 12 hours or blinking light for up to 48 hours.

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

•

GlowLogo™ is a luminescent strip designed for use in the rear window of motor vehicles.  The GlowLogo can be ordered with any inscription or message and is suitable for promoting sports teams, advertising a business, and other promotional uses.  The GlowLogo comes with an adapter that plugs into the vehicle’s cigarette lighter and an eight-foot extension cord, eliminating the need for a battery pack.

•

GlowHat ™ is an illuminating baseball cap with that can be ordered with the logo of sports teams, clubs, business names or other organizations.

Market Response

The GlowBike™ concept has received many favorable reviews from news media, bicycle retailers, and consumers.   Articles concerning the initial invention and application for bicycles have appeared on ABC.com, in BusinessWeek, on USAToday.com, in Engineering Times, in the Tampa Tribune, in Yes Mag (Canada), in Bild der Wissenschaft (Germany), and in Current Science magazine.

In addition to these responses, we have received several communications from parties interested in producing and distributing various GloTech technologies.  These responses have come from the U.S., China, Taiwan, the Netherlands, Germany, and the U.K.  GloTech is presently negotiating distribution agreements with parties in Germany, Italy, the Netherlands and France.  We are also continuously working with law enforcement agencies and safety and rescue personnel in the United States.

Our Licensing Agreements

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

We hold a non-exclusive license agreement with sublicensing terms with the United States Centers for Disease Control and Prevention.  The license relates to certain patent-pending illumination technology owned by CDC.  The license provides that we pay $5,000 plus a royalty of 3% of net sales.  The license provides for minimum annual royalty payments of $2,500 for the first year and increasing annually to $15,000 for the fourth year and years thereafter.  We will also reimburse CDC for any costs related to the preparation, filing, and maintenance, of the patent rights.

We also have an exclusive license agreement with sublicensing terms with Paul D. Mundy.  The license relates to certain patented designs owned by Mr. Mundy.  The license provides that we pay $10,000 plus a royalty of 3% of net sales of products using Mr. Mundy’s patents.  The license provides for minimum annual royalty payments of $7,500 beginning in the second year and increasing annually to $15,000 for the fourth year and years thereafter.  The license also provides for additional payments of $25,000 upon $1,000,000 in cumulative sales, $75,000 upon $3,000,000 in cumulative sales and $100,000 upon $6,000,000 in cumulative sales.  We will also reimburse Mr. Mundy for any costs related to the preparation, filing and maintenance of the patent rights.

Our Subsidiaries

During the last six months we have acquired two subsidiaries through our strategic alliance with UTEK Corporation of Delaware.  The subsidiaries are Advanced Illumination Technologies, Inc. (AITI) and Sports Technologies, Inc. (STI).  AITI holds the patent on an illuminated rope technology that we believe will be applicable in emergency situations.  STI holds the licensing rights to an illuminated helmet technology that can be used for safety and novelty use.

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

Research and Development

We are continuously developing additional products using our EL technology. In addition, we are seeking to acquire and/or develop other illumination technologies.  Research and development costs for the six months ended September 30, 2003 were $17,157.

Results of Operations for the Three and Six Month Periods Ended September 30, 2003

During the three months ended September 30, 2003, we generated $7,208 in revenue from continuing operations. Cost of goods sold during this period was $8,747 resulting in gross loss of $1,539.  General and administrative expenses during this period were $153,407. As a result of these factors, we realized a net loss of $154,946 during the three months ended September 30, 2003.

During the six months ended September 30, 2003, we generated $7,310 in revenue from continuing operations. Cost of goods sold during this period was $8,817 resulting in gross loss of $1,507.  General and administrative expenses during this period were $299,730.  We also had interest expense of $167 through the first six months of fiscal 2003.  As a result of these factors, we realized a net loss of $301,404 during the six months ended September 30, 2003.

General and administrative expenses during both periods consisted of advertising costs, research and development costs, website maintenance, office rental and salaries.  We also had additional professional and acquisition expenses associated with acquiring the AITI and STI subsidiaries as well as ongoing legal, accounting and other professional fees relating to preparing and filing our public reports.

As a result of these factors, we realized a net loss of $301,404 through the first six months of fiscal 2003.  Cumulative net loss from inception on July 18, 2002 through September 30, 2003 was $457,278.

Liquidity and Capital Resources

Total assets at September 30, 2003 were $2,529,862.  Current assets at September 30, 2003 were $55,103 consisting of $8,082 in cash, $5,105 in accounts receivable, $30,991 in inventory and $10,925 in prepaid assets.  We also had property and equipment with a net value of $6,838.  Other assets totaled $2,467,921.  These assets consisted of definite-life intangible assets of $45,617 relating to our licensing agreements and patent application, goodwill of $2,421,804 relating to the acquisition of our subsidiaries and a $500 security deposit.  Total liabilities at September 30, 2003 were $22,874 consisting of $5,726 in accounts payable and $17,148 in accrued payroll.

Plan of Operation

During the next twelve months we intend to continue operating under our license agreement while developing or acquiring new products and technologies.  During the six month period ended September 30, 2003 we acquired Sports Technologies, Inc. (STI), a Florida corporation and Advanced Illumination Technologies, Inc. (AITI).  AITI holds the patent on an illuminated rope technology that we believe will be applicable in emergency situations.  STI holds the license on a patent for an illuminating helmet technology.  We believe this technology is well suited for the safety and novelty markets.

We will also continue to actively market our existing products to law enforcement agencies and other public safety personnel.  In July of 2003 the Louisville, Kentucky Police Department contracted us to provide lighted vests for their peace officers.  In addition, the Wheeling, West Virginia Police Department, the Police Department of Pittsburgh, Pennsylvania and the Florida Department of Transportation have all expressed interest in field testing and/or purchasing our products.

On September 25, 2003, we announced a marketing and distribution agreement with 15, Inc., a sports product distributor based in Kentucky.  Under the agreement, 15, Inc. will market and distribute sports apparel using our electroluminescent technology.  The products will bear the logos of collegiate athletic teams and will be marketed to sports fans.  More recently, we have introduced our EL products to the NASCAR community through our sponsorship of the Kentucky car at the Lowes Motor Speedway Little Trees 300 on October 10, 2003.  We intend to continue seeking opportunities to market, promote and distribute our technologies through strategic partnerships and promotional events.

In the coming months we also intend to develop a broader distribution network and increase our marketing and advertising.  We are currently negotiating with sporting goods retailers and bicycle shops to sell our products and during the past three months we have been producing television advertisements.  We hope to begin broadcasting these commercials in late 2003.  In addition, we will continue to update and refine our website as we introduce new products or improve existing products.

Because we are a recently formed company that has not achieved profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Management believes we have sufficient cash on hand to meet our liquidity need for the rest of the year, however, we will likely require additional funds to fully implement our business plan.  To generate capital, we may sell common stock or seek loans from officers, directors or shareholders.  However, there is no assurance that we will be successful in raising additional capital or achieving profitable operations.  Other than as discussed in this report, we do not have any material commitments for capital expenditures during the next twelve months.

Item 3.  Controls and Procedures

As of September 30, 2003, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

Between September 1999 and February 2000, R & R Ranching conducted a public sale of common stock as registered on Form SB-2.  During the offering, the Company sold 100,000 units.  Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant.  The Class A warrants may be converted to common stock at a price of $2.50 per share.  Class B warrants may be converted to common stock at a price of $5.00 per share.  The warrants are exercisable for five years from the date of sale and may be called by the Company at $.01 per share.  At September 30, 2003, none of the warrants had been exercised, forfeited or cancelled.

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

In June of 2003 we issued 50,000 shares of previously authorized but unissued common stock to our Chairman as an employment bonus.  The shares were valued at $36,000 or $.72 per share.  The securities were issued to an accredited investor in private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investor had access to all material information pertaining to the Company and its financial condition.  No broker was involved and no commissions were paid on the transaction.  In September of 2003 the shares were returned and cancelled.

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

In July 2003, we issued 68,571 shares of previously authorized but unissued common stock to UTEK Corporation for consulting services valued at $37,714 or $.55 per share.   UTEK and GloTech had a preexisting relationship.  The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.

In August 2003, we issued 2,130,000 shares of previously authorized but unissued common stock to UTEK Corporation to acquire Sport Technologies, Inc. as a wholly-owned subsidiary.  The shares were valued at $1,831,800 or $.86 per share.  UTEK and GloTech had a preexisting relationship.  The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transaction.

GloTech had proposed a private offering of 200,000 shares of 10% cumulative convertible redeemable Series A preferred stock with a minimum of 20,000 shares to be sold.  GloTech set an arbitrary offering price of $2.50 per share.  During the three months ended September 30, 2003, GloTech abandoned the proposed offering before any shares were sold.

Item 5.  Other Information, Certain Relationships and Related Transactions

In March 2003, R & R Ranching ceased its ranching activities and sold its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of our former sole director and executive officer for cash of $25,000 and debt relief of $2,400.

During the six months ended June, 30, 2003 we paid accrued consulting fees of $36,000 to Technology Management Group, LLC for management services.  Technology Management Group LLC is one of our shareholders.

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

On June 20, 2003 we entered into an employment agreement with our Chairman.  The agreement provides for a salary of $7,000 per month through September 20, 2003 and expenses of up to $1,000 per month.  Compensation after September 20, 2003 will be determined by the Board of Directors based on performance.  We also issued 50,000 shares of common stock to our Chairman.  In September of 2003 the 50,000 shares were returned to the Company and cancelled. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transaction.

On June 20, 2003 we authorized the issuance of 700,000 performance-based stock options to our Chairman.  The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.  At September 30, 2003, none of the options had been exercised.

During the six months ended September 30, 2003 we paid $44,500 in salary to our Chief Executive Officer.

In June and September 2003, UTEK Corporation made payments totaling $15,000 on behalf of GloTech.  The entire $15,000 debt was later forgiven and, due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

GloTech Industries filed the following reports on Form 8-K during the 90 day period ended September 30, 2003:

Filing Date	Title of Report	Item(s) Reported
September 9, 2003	Form 8-K/A	Item 7. Financial Statements
October 15, 2003	Form 8-K	Item 2. Acquisition of STI Item 5. Other Events, Marketing Agreement Item 7. Financial Statements

Exhibits:

Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOTECH INDUSTRIES, INC.

Date: November 14, 2003

/s/Heinz Fraunhoffer

Heinz Fraunhoffer

President and Chief Financial Officer