Form 10QSB
period 2003-12-31
INTRA ASIA ENTERTAINMENT CORP
filed 2004-03-18
CIK 1081206

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-75297

GLOTECH INDUSTRIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0616524 (IRS Employer Identification No.)

1111 Corporate Center Road, Suite 203B, Monterey Park, CA 91754

(Address of principal executive offices)

323-261-0078

(Issuer’s telephone number)

2153 SE Hawthorne Road Gainesville, FL 32641

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

As of December 31, 2003 there were 27,398,571 shares of common stock, par value $.001 issued and outstanding.

Transitional Small Business Format:

Yes [ ] No [ X ]

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

 [A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

 [A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Consolidated Balance Sheets,

December 31, 2003 and March 31, 2003

2 - 3

—

Unaudited Condensed Consolidated Statements of

Operations, for the three ended December 31, 2003

and 2002, for the nine months ended December 31,

2003 and for the periods from inception on July 18,

2002 through December 31, 2002 and 2003

4

—

Unaudited Condensed Consolidated Statements of

Cash Flows, for the nine months ended

December 31, 2003 and for the periods from

inception on July 18, 2002 through December 31,

2002 and 2003

5 - 6

—

Notes to Unaudited Condensed Consolidated

Financial Statements

7 - 23

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

December 31,

March 31,

2003

2003

___________

___________

CURRENT ASSETS:

Cash

$

12,496

$

133,595

Accounts receivable, net of allowance for

  doubtful accounts of $820 and $0, respectively

2,812

-

Employee advances

-

1,735

Inventory

30,717

30,859

Prepaid assets

57,949

-

___________

___________

Total Current Assets

103,974

166,189

___________

___________

PROPERTY AND EQUIPMENT, net

6,350

5,114

___________

___________

OTHER ASSETS:

Definite-life intangible assets, net

47,633

22,772

Security deposit

500

500

Goodwill

2,421,804

-

___________

___________

Total Other Assets

2,469,937

23,272

___________

___________

ASSETS OF DISCONTINUED OPERATIONS

-

14,013

___________

___________

$

2,580,261

$

208,588

___________

___________

[Continued]

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS’ EQUITY

December 31,

March 31,

2003

2003

___________

___________

CURRENT LIABILITIES:

Accounts payable

$

8,323

$

17,434

Accounts payable - related party

-

36,000

Accrued payroll

10,535

3,362

Accrued interest

2,605

903

Loans payable - related party

50,000

81,750

Secured convertible debentures, net

11,291

-

___________

___________

Total Current Liabilities

82,754

139,449

___________

___________

LIABILITIES OF DISCONTINUED OPERATIONS

-

14,013

___________

___________

Total Liabilities

82,754

153,462

___________

___________

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value,

10,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

50,000,000 shares authorized,

27,398,571 and 19,200,000 shares

issued and outstanding, respectively

27,399

19,200

Capital in excess of par value

4,019,615

291,800

Deficit accumulated during the

development stage

(1,393,197)

(155,874)

___________

___________

2,653,817

155,126

Less: Subscription receivable

-

(100,000)

Less: Deferred compensation related

to performance-based stock options

(156,310)

-

___________

___________

Total Stockholders' Equity

2,497,507

55,126

___________

___________

$

2,580,261

$

208,588

___________

___________

NOTE:

The balance sheet at March 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three

For the

From Inception on

Months Ended

Nine Months

July 18, 2002

December 31,

Ended

Through December 31,

_______________________

December 31,

_______________________

2003

2002

2003

2002

2003

__________

__________

__________

__________

__________

REVENUE

$

1,225

$

680

$

8,535

$

680

$

9,403

COST OF GOODS SOLD

1,297

324

10,114

324

10,527

__________

__________

__________

__________

__________

GROSS PROFIT (LOSS)

(72)

356

(1,579)

356

(1,124)

EXPENSES:

General and administrative

921,951

59,547

1,221,681

82,376

1,376,427

__________

__________

__________

__________

__________

LOSS FROM OPERATIONS

(922,023)

(59,191)

(1,223,260)

(82,020)

(1,377,551)

OTHER INCOME (EXPENSE):

Interest expense

(13,896)

(700)

(14,063)

(903)

(15,646)

__________

__________

__________

__________

__________

LOSS BEFORE INCOME TAXES

(935,919)

(59,891)

(1,237,323)

(82,923)

(1,393,197)

CURRENT TAX EXPENSE

-

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

-

__________

__________

__________

__________

__________

NET LOSS

$

(935,919)

$

(59,891)

$

(1,237,323)

$

(82,923)

$

(1,393,197)

__________

__________

__________

__________

__________

LOSS PER COMMON SHARE

$

(.04)

$

(.01)

$

(.06)

$

(.01)

$

(.09)

__________

__________

__________

__________

__________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the

From Inception on

Nine Months

July 18, 2002

Ended

Through December 31,

December 31,

__________________________

2003

2002

2003

__________

__________

______________

Cash Flows from Operating Activities:

Net loss

$

(1,237,323)

$

(82,923)

$

(1,393,197)

Adjustments to reconcile net loss to net cash used

  by operating activities:

Amortization of discounts on convertible debentures

11,291

-

11,291

Bad debt expense

820

-

820

Depreciation and amortization

3,108

237

3,688

Non-cash services for stock

737,714

5,000

742,714

Non-cash services for performance-based stock options

55,190

-

55,190

Changes in assets and liabilities:

(Increase) in accounts receivable

(3,632)

-

(3,632)

(Increase) decrease in employee advances

1,735

(735)

-

(Increase) decrease in inventory

142

(29,285)

(30,717)

(Increase) in prepaid assets

(57,949)

-

(57,949)

Decrease in assets of discontinued operations

14,013

-

14,013

Increase (decrease) in accounts payable

(9,076)

-

8,323

Increase (decrease) in accounts payable - related party

(36,000)

18,000

-

Increase in accrued payroll

6,235

639

10,535

Increase in accrued interest

2,605

903

2,605

(Decrease) in liabilities of discontinued operations

(14,013)

-

(14,013)

__________

__________

______________

Net Cash (Used) by Operating Activities

(525,140)

(88,164)

(650,329)

__________

__________

______________

Cash Flows from Investing Activities:

Purchase of property and equipment

(2,397)

(5,452)

(8,046)

Payments for intangible assets

(11,812)

-

 (24,629)

Payment of security deposit

-

(500)

(500)

Cash received in acquisition of AIT Subsidiary

150,000

-

150,000

__________

__________

______________

Net Cash Provided (Used) by Investing Activities

135,791

(5,952)

116,825

__________

__________

______________

Cash Flows from Financing Activities:

Proceeds from loans payable - related party

50,000

96,750

166,750

Repayment of loans payable - related party

(81,750)

(35,000)

(116,750)

Proceeds allocated to beneficial conversion feature of

  convertible debentures

152,091

-

152,091

Proceeds from sale of warrants

47,909

-

47,909

Proceeds from issuance of common stock

100,000

51,000

551,000

Payment of stock offering costs

-

-

(55,000)

Payments to repurchase common stock

-

-

(200,000)

__________

__________

______________

Net Cash Provided by Financing Activities

268,250

112,750

546,000

__________

__________

______________

Net Increase (Decrease) in Cash

(121,099)

18,634

12,496

Cash at Beginning of Period

133,595

-

-

__________

__________

______________

Cash at End of Period

$

12,496

$

18,634

$

12,496

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

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on July 18, 2002 through December 31, 2003:

In December 2003, the Company sold $200,000 of secured convertible debentures for cash of $152,091 and recorded a discount of $47,909.  The Company also recorded a discount of $152,091 for the beneficial conversion feature of the convertible debentures.  Through December 31, 2003, the Company has expensed $11,291 of the discounts on the convertible debentures.

In December 2003, the Company issued 5,000,000 shares of common stock for consulting services rendered valued at $700,000 or $.14 per share.

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

In June 2003, the Company granted 700,000 performance-based stock options and recorded deferred compensation of $211,500.  Through December 31, 2003, the Company has expensed $55,190 of the deferred compensation.

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

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2003 audited financial statements.  The results of operations for the periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of December 31, 2003, the Company has capitalized a total of $2,270 of website costs.  The Company did not incur any planning costs and did not record any research and development costs for the nine months ended December 31, 2003.

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

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 11].  The Company accounts for their plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based employee compensation.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

For the Three

For the

From Inception on

Months Ended

Nine Months

July 18, 2002

December 31,

Ended

Through December 31,

_______________________

December 31,

_______________________

2003

2002

2003

2002

2003

__________

__________

__________

__________

__________

Net loss, as reported

$

(935,919)

$

(59,891)

$

(1,237,323)

$

(82,923)

$

(1,393,197)

Add: Stock-based employee

  compensation expense

  included in reported net

  income

26,438

-

55,190

-

55,190

Deduct: Total stock-based

  employee compensation

  expense determined under

  fair value based method

(33,746)

-

(70,447)

-

(70,447)

__________

__________

__________

__________

__________

Pro forma net loss

$

(943,227)

$

(59,891)

$

(1,252,580)

$

(82,923)

$

(1,408,454)

__________

__________

__________

__________

__________

Loss per common share,

  as reported

$

(.04)

$

(.01)

$

(.06)

$

(.01)

$

(.09)

Loss per common share,

  pro forma

$

(.04)

$

(.01)

$

(.06)

$

(.01)

$

(.09)

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  The Company expensed $74,213 and $10,594 in advertising costs during the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through December 31, 2002, respectively.

Research and Development - Research and development costs are expensed as incurred.  The Company expensed $20,178 and $0 in research and development costs during the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through December 31, 2002, respectively.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 15].

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 16].

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

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.  The Company has adopted SFAS No. 148 and has applied it to the nine months ended December 31, 2003.

Reclassification - The financial statements for periods prior to December 31, 2003 have been reclassified to conform to the headings and classifications used in the December 31, 2003 financial statements.

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of GTI Subsidiary [See Note 2] and to reflect a 2-for-1 forward stock split that Parent effected on March 21, 2003 [See Note 11].

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

The following is an unaudited proforma condensed consolidated statement of operations as if the acquisition had occurred at the beginning of the period presented:

For the Three

For the

From Inception on

Months Ended

Nine Months

July 18, 2002

December 31,

Ended

Through December 31,

_______________________

December 31,

_______________________

2003

2002

2003

2002

2003

__________

__________

__________

__________

__________

Revenues

$

1,225

$

680

$

8,535

$

680

$

9,403

Cost of goods sold

(1,297)

(324)

(10,114)

(324)

(10,527)

General and administrative

(922,325)

(59,547)

(1,222,055)

(82,376)

(1,376,801)

Interest expense

(13,896)

(700)

(14,063)

(903)

(15,646)

Income taxes

-

-

-

-

-

__________

__________

__________

__________

__________

Net loss

$

(936,293)

$

(59,891)

$

(1,237,697)

$

(82,923)

$

(1,393,571)

__________

__________

__________

__________

__________

Loss per common share

$

(.04)

$

(.01)

$

(.06)

$

(.01)

$

(.09)

__________

__________

__________

__________

__________

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

The following is an unaudited proforma condensed consolidated statement of operations as if the acquisition had occurred at the beginning of the period presented:

For the Three

For the

From Inception on

Months Ended

Nine Months

July 18, 2002

December 31,

Ended

Through December 31,

_______________________

December 31,

_______________________

2003

2002

2003

2002

2003

__________

__________

__________

__________

__________

Revenues

$

1,225

$

680

$

8,535

$

680

$

9,403

Cost of goods sold

(1,297)

(324)

(10,114)

(324)

(10,527)

General and administrative

(922,321)

(59,547)

(1,222,051)

(82,376)

(1,376,797)

Interest expense

(13,896)

(700)

(14,063)

(903)

(15,646)

Income taxes

-

-

-

-

-

__________

__________

__________

__________

__________

Net loss

$

(936,289)

$

(59,891)

$

(1,237,693)

$

(82,923)

$

(1,393,567)

__________

__________

__________

__________

__________

Loss per common share

$

(.04)

$

(.01)

$

(.06)

$

(.01)

$

(.09)

__________

__________

__________

__________

__________

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

December 31,

March 31,

2003

2003

___________

___________

Cash

$

-

$

14,013

___________

___________

Total Assets of Discontinued Operations

$

-

$

14,013

___________

___________

The liabilities of the bison breeding business held for disposal consist of the following at:

December 31,

March 31,

2003

2003

___________

___________

Accounts payable - related party

$

-

$

14,013

___________

___________

Total Liabilities of Discontinued Operations

$

-

$

14,013

___________

___________

NOTE 6 - INVENTORY

Inventory consists of the following at:

December 31,

March 31,

2003

2003

___________

___________

Finished goods

$

418

$

4,278

Work in process

6,822

-

Raw materials

23,477

26,581

___________

___________

Total Inventory

$

30,717

$

30,859

___________

___________

The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at December 31, 2003 and March 31, 2003.  The Company’s debentures are secured by all of the assets of the Company [See Note 10].

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

December 31,

March 31,

2003

2003

___________

___________

Office furniture and equipment

$

5,776

$

3,379

Website costs

2,270

2,270

___________

___________

8,046

5,649

Less:  Accumulated depreciation

(1,696)

(535)

___________

___________

Net Property and Equipment

$

6,350

$

5,114

___________

___________

Depreciation expense for the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through December 31, 2002 was $1,161 and $237, respectively.  The Company’s debentures are secured by all of the assets of the Company [See Note 10].

NOTE 8 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets consist of the following at:

December 31,

March 31,

2003

2003

___________

___________

License agreement with University of Florida

   Research Foundation

$

30,097

$

21,511

License agreement with the United States

   Centers for Disease Control and Prevention

5,000

-

License agreement with Paul D. Mundy

10,000

-

Patent application in process

4,532

1,306

___________

___________

49,629

22,817

Less: Accumulated amortization

(1,996)

(45)

___________

___________

Net Definite-life Intangible Assets

$

47,633

$

22,772

___________

___________

The Company’s definite-life intangible assets are being amortized over 20 years with no residual value.  Amortization expense for the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through December 31, 2002 was $1,947 and $0, respectively.  The Company’s debentures are secured by all of the assets of the Company [See Note 10].

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFINITE-LIFE INTANGIBLE ASSETS [Continued]

The Company estimates that their amortization expense will be approximately as follows for the twelve-month periods ended:

Amortization

December 31,

Expense

___________

___________

2004

$

2,500

2005

2,500

2006

2,500

2007

2,500

2008

2,500

___________

12,500

The Company has an exclusive license agreement with sublicensing terms with the University of Florida Research Foundation (“UFRF”).  The license became effective on May 30, 2002 and was previously held by other unrelated entities but has since been assigned to the Company.  The Company issued 200,000 shares of common stock valued at $10,000 or $.05 per share to UFRF as consideration for the license agreement.  The license relates to certain patents, pending patents and trademarks for inventions owned by UFRF.  The license provides that a royalty be paid to UFRF based on 2% of the selling price.  There is no minimum royalty for the first year but there will be an increasing annual minimum royalty beginning at $5,000 for the second year and increasing annually to an $8,000 annual minimum royalty for the fifth year and years thereafter.  The Company will also reimburse UFRF for any costs related to the preparation, filing, maintenance, etc. of the trademarks and patents, which as of December 31, 2003 amounted to an additional $21,546.

The Company has a non-exclusive license agreement with sublicensing terms with the United States Centers for Disease Control and Prevention (“CDC”).  The license relates to certain patent-pending illumination technology owned by CDC.  The license provides that the Company pay $5,000 plus a royalty of 3% of net sales.  The license provides for minimum annual royalty payments of $2,500 for the first year and increasing annually to $15,000 for the fourth year and years thereafter.  The Company will also reimburse CDC for any costs related to the preparation, filing, maintenance, etc. of the patent rights, which as of December 31, 2003 amounted to an additional $0.

The Company has an exclusive license agreement with sublicensing terms with Paul D. Mundy (“PDM”).  The license related to certain patented designs owned by PDM.  The license provides that the Company pay $10,000 plus a royalty of 3% of net sales.  The license provides for minimum annual royalty payments of $7,500 beginning in the second year and increasing annually to $15,000 for the fourth year and years thereafter.  The license also provides for additional payments of $25,000 upon $1,000,000 in cumulative sales, $75,000 upon $3,000,000 in cumulative sales and $100,000 upon $6,000,000 in cumulative sales.  The Company will also reimburse PDM for any costs related to the preparation, filing, maintenance, etc. of the patent rights, which as of December 31, 2003 amounted to an additional $0.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL

The following is a summary of the transactions affecting the Company’s goodwill.

For the Three

For the

From Inception on

Months Ended

Nine Months

July 18, 2002

December 31,

Ended

Through December 31,

_______________________

December 31,

_______________________

2003

2002

2003

2002

2003

__________

__________

__________

__________

__________

Goodwill at beginning of period

$

2,421,804

$

-

$

-

$

-

$

-

Goodwill from the acquisition of

  AIT Subsidiary

-

-

690,004

-

690,004

Goodwill from the acquisition of

  STI Subsidiary

-

-

1,731,800

-

1,731,800

__________

__________

__________

__________

__________

Goodwill at end of period

$

2,421,804

$

-

$

2,421,804

$

-

$

2,421,804

__________

__________

__________

__________

__________

NOTE 10 - SECURED CONVERTIBLE DEBENTURES

Secured Convertible debentures consist of the following at:

December 31,

March 31,

2003

2003

___________

___________

One-year 12% $200,000 secured convertible

debentures maturing in December 2004

convertible with accrued interest into common

stock at the lessor of $.20 or 50% of the average

of the lowest 3 intra-day trading prices during the

preceding 20 trading days per share, secured by

all of the assets of the Company, net of discounts

of $188,709 and $0, respectively

$

11,291

$

-

___________

___________

$

11,291

$

-

___________

___________

In December 2003, the Company sold the $200,000 secured convertible debentures for $152,091 and recorded a discount of $47,909.  Due to the beneficial conversion feature of the debentures, the Company recorded an additional discount of $152,091.  Both discounts are being amortized over the term of the debentures.  The debentures are secured by all of the assets of the Company.  For the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through December 31, 2002, respectively, the Company amortized $11,291 and $0 of the discounts.

For the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through December 31, 2002, respectively, interest expense on the convertible debentures amounted to $12,646 and $0.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2003 and March 31, 2003.

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

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

In August 2003, the Company issued 2,130,000 shares of their previously authorized but unissued common stock to UTEK Corporation as part of an Agreement and Plan of Acquisition [See Note 4], valued at $1,831,800 (or $.86 per share).

In December 2003, the Company issued 5,000,000 shares of their previously authorized but unissued common stock for services rendered valued at $700,000 (or $.14 per share).

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

Stock Warrants - In December 1999 and February 2000, Parent issued 200,000 Class A warrants to purchase common stock at $1.25 per share and 200,000 Class B warrants to purchase common stock at $2.50 per share as part of a public stock offering which was registered with the United States Securities and Exchange Commission on Form SB-2.  The warrants are exercisable for five years and are callable by the Company at $.01 per warrant.  At December 31, 2003, none of these warrants had been exercised, forfeited or cancelled.

In December 2003, the Company sold 600,000 warrants to purchase common stock at $.15 per share for cash of $47,909.  The warrants vested immediately and are exercisable for five years.  The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 3.28%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 708%.

Stock Options - In June 2003, the Company granted 700,000 options to purchase common stock at $.25 per share as an employment bonus to an officer of the Company.  The options vest based on the sales generated through the efforts of the officer through June 2005.  The options are exercisable for one year following vesting.  The Company recorded deferred compensation of $211,500 for the intrinsic value of the 450,000 options estimated to vest.  During the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through December 31, 2002, respectively, the Company expensed $55,190 and $0 of the deferred compensation.  At December 31, 2003, none of the options had vested.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

A summary of the status of the options granted under the Company’s stock-based employee compensation plan is presented below.

For the Three Months

For the Nine

From Inception on July 18, 2002

Ended December 31,

Months Ended

Through December 31,

_________________________________

December 31,

_________________________________

2003

2002

2003

2002

2003

_______________

_______________

_______________

_______________

_______________

Weighted

Weighted

Weighted

Weighted

Weighted

Average

Average

Average

Average

Average

Exercise

Exercise

Exercise

Exercise

Exercise

Shares

Price

Shares

Price

Shares

Price

Shares

Price

Shares

Price

______

________

______

________

______

________

______

________

______

________

Outstanding at beginning of

  period

700,000

$

.25

-

$

-

-

$

-

-

$

-

-

$

-

Granted

-

$

-

-

$

-

700,000

$

.25

-

$

-

700,000

$

.25

Exercised

-

$

-

-

$

-

-

$

-

-

$

-

-

$

-

Forfeited

-

$

-

-

$

-

-

$

-

-

$

-

-

$

-

Expired

-

$

-

-

$

-

-

$

-

-

$

-

-

$

-

______

________

______

________

______

________

______

________

______

________

Outstanding at end of period

700,000

$

.25

-

$

-

700,000

$

.25

-

$

-

700,000

$

.25

______

________

______

________

______

________

______

________

______

________

Weighted average fair value

  of options granted during

  the period

-

$

-

-

$

-

700,000

$

.60

-

$

-

700,000

$

.60

______

________

______

________

______

________

______

________

______

________

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of .94%, expected dividend yield of zero, expected lives of 1 year and expected volatility of 200%.

A summary of the status of the options outstanding under the Company’s stock-based employee compensation plan at December 31, 2003 is presented below:

Options Outstanding

Options Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$

.25

700,000

2.5 years

$

.25

-

$

-

___________

___________

______________

______________

_________

______________

Stock Option Plan - On August 10, 1998, the Board of Directors of Parent adopted and the stockholders at that time approved the 1998 Stock Option Plan (“the Plan”).  The Plan provides for the granting of awards of up to 2,000,000 shares of common stock to sales representatives, officers, directors, consultants and employees.  The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan.  Awards under the plan will be granted as determined by the Board of Directors.  At December 31, 2003, total awards available to be granted from the Plan amounted to 2,000,000 shares.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

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

Loans Payable - The Company received various loans from an entity related to shareholders of the Company.  Through December 31, 2003, a total of $116,750 was loaned and the Company had repaid the entire amount plus interest of 1,750, or interest of approximately 3.8% per annum.  Interest expense for the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through December 31, 2002 amounted to $167 and $903, respectively.

In October 2003, the Company signed a $50,000 note payable to UTEK Corporation.  The note accrues interest at 12% per annum and is due on October 17, 2004.  Interest expense for the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through December 31, 2002 amounted to $1,250 and $0, respectively.

Management Compensation - During the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through December 31, 2002, respectively, the Company paid $68,500 and $20,000 to an officer/director of the Company.

In June 2003, the Company issued 50,000 shares of common stock to an officer of the Company as an employment bonus valued at $36,000.  The Company also granted 700,000 performance-based stock options to the officer.  In September 2003, the officer returned the 50,000 shares of common stock for cancellation [See Note 11].

Strategic Alliance Agreement - In July 2003, as part of a Strategic Alliance Agreement, the Company issued 68,571 shares of common stock to UTEK Corporation for one year of consulting services valued at $37,714 [See Note 11].

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPERATING LEASE

Effective September 1, 2002, the Company entered into a one-year lease agreement with the Gainesville Technology Enterprise Center (“GTEC”) for office space of approximately 450 square feet and for the use of certain common areas.  The lease continues on a month-to-month basis for no longer than 36 months from the commencement date unless GTEC, at its sole discretion, chooses to extend the lease for an additional 12-month period.  Rent payments for the first year will be $350 per month increasing to $413 for the second year and increasing to $450 for the third year.  The Company will also be billed separately for the use of certain office services based upon usage.  The Company also paid $500 as a refundable security deposit.  The total lease expense for the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through December 31, 2002 amounted to $4,651 and $1,605, respectively.

NOTE 14 - GOING CONCERN

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

NOTE 15 - INCOME TAXES

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

The Company has available at December 31, 2003 unused operating loss carryforwards of approximately $1,347,000 which may be applied against future taxable income and which expire in various years through 2024.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.  The net deferred tax assets, which consist of deferred compensation, excess of tax over book depreciation and net operating loss carryforwards, are approximately $230,200 and $33,400 as of December 31, 2003 and March 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $196,800 for the nine months ended December 31, 2003.

GLOTECH INDUSTRIES, INC. AND SUBSIDIARY

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

For the Three

For the

From Inception on

Months Ended

Nine Months

July 18, 2002

December 31,

Ended

Through December 31,

_______________________

December 31,

_______________________

2003

2002

2003

2002

2003

__________

__________

__________

__________

__________

Loss from operations available

to common shareholders

(numerator)

$

(935,919)

$

(59,891)

$

(1,237,323)

$

(82,923)

$

(1,393,197)

__________

__________

__________

__________

__________

Weighted average number of

common shares outstanding

used in loss per share for the

period (denominator)

23,865,962

10,197,826

21,405,272

10,109,639

16,189,548

__________

__________

__________

__________

__________

At December 31, 2003, the Company had 1,000,000 outstanding warrants, 700,000 outstanding options and debentures convertible into 4,165,966 shares which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 17 - COMMITMENTS

Sales Agent Agreements - The Company has entered into agreements with their sales agents wherein the Company agrees to pay commissions of 10% of the sales made by the agents.

NOTE 18 - CONCENTRATIONS

Customers - The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.

Location - The Company is located in Gainesville, Florida.  All activities of the Company are located in the Gainesville area including all property and research.

NOTE 19 - SUBSEQUENT EVENTS

Acquisition - In January 2004, the Company acquired Intra-Asia Entertainment Corporation (“IAEC”) pursuant to an Agreement and Plan of Reorganization.  The agreement calls for the Company to issue up to 56,000,000 shares of common stock to the shareholders of IAEC for at least 91% and up to 100% of the outstanding shares of IAEC’s common stock wherein IAEC became a subsidiary of the Company.  The agreement also calls for the Company to effect a 1-for-5.37 reverse stock split, for the Company to increase the authorized number of shares of common stock to 150,000,000 and for the Company’s name to be changed to Intra-Asia Entertainment Corporation.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

We intend to continue developing and marketing products using EL technology while seeking other illumination technologies to augment our existing products.   Please note that we have entered into an Agreement and Plan of Reorganization (referred to sometimes as the “Reorganization Plan”), which Reorganization Plan may require us to significantly shift the focus of our business.  Until that time, however, we will continue with our core strategy.

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

We may attempt to sell our existing products as novelty items in the park being acquired pursuant to the Reorganization Plan but this has not yet been determined.

Our Products

Our initial focus has traditionally been on developing an EL product designed to enhance bicycle safety. In recent months, we expanded our product line to target the safety apparel and novelty markets. Most of our products use our standard compact battery pack and are available for purchase on our website: www.glowbike.com. Products we currently offer include the following:

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

There is no specific provision in the Reorganization Plan for increasing or reducing our product line and current management has not indicated whether any significant shift in strategy is required or planned.  With the contemplated merger, we will own a majority interest in an amusement park in Weifang, a city in the Shandong province of the Peoples Republic of China.  Our product line should be viewed in light of this asset and the operations and sales inherent therein.

Market Response

The GlowBike™ concept has received many favorable reviews from news media, bicycle retailers, and consumers. Articles concerning the initial invention and application for bicycles have appeared on ABC.com, in BusinessWeek, on USAToday.com, in Engineering Times, in the Tampa Tribune, in Yes Mag (Canada), in Bild der Wissenschaft (Germany), and in Current Science magazine.

In addition to these responses, we have received several communications from parties interested in producing and distributing various GloTech technologies. These responses have come from the U.S., China, Taiwan, the Netherlands, Germany, and the U.K. GloTech has previously undertaken the negotiation of distribution agreements with parties in Germany, Italy, the Netherlands and France. We have also, from time to time undertaken negotiations and discussions regarding our products with law enforcement agencies and safety and rescue personnel in the United States.  Current management has not indicated whether any significant shift in strategy, which might affect these or future negotiations, is required or planned.

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

While these licensing agreements constitute a significant portion of our intellectual property, under the Reorganization Plan, we will acquire additional assets which may make these assets less significant.  Current management has not indicated whether any significant shift in strategy is required or planned with regard to the continuation or modification of these licensing agreements or any intellectual property governed thereby.

Our Subsidiaries

During the last nine months we have acquired two subsidiaries through our strategic alliance with UTEK Corporation of Delaware. The subsidiaries are Advanced Illumination Technologies, Inc. (AITI) and Sports Technologies, Inc. (STI). AITI holds the patent on an illuminated rope technology that we believe will be applicable in emergency situations. STI holds the licensing rights to an illuminated helmet technology that can be used for safety and novelty use.

Production

Our manufacturing is currently outsourced with final assembly and customization done in-house for initial quality control. We have built our products with a modular design that can be readily adapted to different applications without affecting production rates. Production capacity can be easily and dramatically increased as manufacturing and final assembly can be fully outsourced overseas where the EL lamps are currently being manufactured and labor costs are low. Current suppliers include multiple sources for EL lamps within the US and Asia and an alliance with a power pack design company, which provides power supply technology.  We had begun the process of investigation of manufacturing arrangements whereby most, if not all of the production process will be sourced to others at our direction.

Proprietary Rights

The University of Florida Research Foundation has applied for application patents on their EL technology and applications in both the United States and international markets. At the date of this report, the patents have not been issued and the rights to this technology cannot be guaranteed. We have agreed to reimburse the University for any costs related to preparing, filing and maintaining all trademarks and patents. We previously indicated our intention to protect our proprietary rights to the full extent permissible by law and current management has not indicated whether any significant shift in this strategy is required or planned.

Competition

There are a number of companies that manufacture EL lamp devices. Although we have applied for a patent for the bicycle market, if the patent is not granted, other participants may enter the bicycle market. We believe that we have a significant lead-time on potential competitors, however, there can be no assurance of a sustainable advantage. Potential competitors with established sales, marketing and distribution networks, such as established bicycle and sporting goods dealers, manufacturers and distributors could challenge our market position. In addition, these potential competitors could develop EL devices that may be less expensive, more attractive, or have wider distribution than the GloTech products.  Absent a continued push to maintain or expand any competitive advantage, we could lose whatever market advantages we have established to date.

Research and Development

We are continuously developing additional products using our EL technology. In addition, we are seeking to acquire and/or develop other illumination technologies. Research and development costs for the nine months ended December 31, 2003 were $20,178.

Results of Operations for the Three and Nine Month Periods Ended December 31, 2003

During the three months ended December 31, 2003, we generated $1,225 in revenue from continuing operations. Cost of goods sold during this period was $1,297 resulting in gross loss of $72. General and administrative expenses during this period were $921,951. As a result of these factors, we realized a net loss of $154,946 during the three months ended December 31, 2003.

During the nine months ended December 31, 2003, we generated $8,535 in revenue from continuing operations. Cost of goods sold during this period was $10,114 resulting in gross loss of $1,579. General and administrative expenses during this period were $1,221,681. We also had interest expense of $14,063 through the first nine months of fiscal 2003. As a result of these factors, we realized a net loss of $1,237,323 during the nine months ended December 31, 2003.

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

Cumulative net loss from inception on July 18, 2002 through December 31, 2003 was $1,393,197.

Liquidity and Capital Resources

Total assets at December 31, 2003 were $2,580,261. Current assets at December 31, 2003 were $103,974 consisting of $12,496 in cash, $2,812 in accounts receivable, $30,717 in inventory and $57,949 in prepaid assets. We also had property and equipment with a net value of $6,350. Other assets totaled $2,469,937. These assets consisted of definite-life intangible assets of $47,633 relating to our licensing agreements and patent application, goodwill of $2,421,804 relating to the acquisition of our subsidiaries and a $500 security deposit. Total liabilities at December 31, 2003 were $82,754 consisting primarily of $8,323 in accounts payable and $10,535 in accrued payroll. The Company also has a $50,000 note payable and a $200,000 debenture payable with an offsetting discount of $188,709.

Plan of Operation

During the next twelve months we intend to continue operating under the various license agreements while developing or acquiring new products and technologies. Notwithstanding this, we have entered into the Reorganization Plan that will effect a merger with an entity known as Intra-Asia Entertainment Corporation (referred to herein as “IAEC”) whereby new management will take over and where a significant portion of our asset base will be an amusement park in Weifang, China.  Given that, this plan must be viewed with the understanding that a substantial portion of our business and likely all of our revenues will be derived from that amusement park.

While we believe that EL technology can be used for certain novelty items sold at the park, we can not assume that current management will continue the focus of development and marketing on other EL products.  During the nine month period ended December 31, 2003 we acquired Sports Technologies, Inc. (STI), a Florida corporation and Advanced Illumination Technologies, Inc. (AITI). AITI holds the patent on an illuminated rope technology that we believe will be applicable in emergency situations. STI holds the license on a patent for an illuminating helmet technology. We believe this technology is well suited for the safety and novelty markets.

We intend to continue to market our existing products to law enforcement agencies and other public safety personnel. In July of 2003 the Louisville, Kentucky Police Department contracted us to provide lighted vests for their peace officers. In addition, the Wheeling, West Virginia Police Department, the Police Department of Pittsburgh, Pennsylvania and the Florida Department of Transportation have all expressed interest in field testing and/or purchasing our products.

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

In the coming months, we have previously indicated our intention to develop a broader distribution network and increase our marketing and advertising. We had undertaken negotiations with certain sporting goods retailers and bicycle shops to sell our products and during the past nine months we began production of radio and television advertisements. We had hoped to begin broadcasting these commercials in late 2003 but as yet, we have not had the resources to undertake a significant marketing effort. Thus, while we continue to update our website to reflect new products or improve existing products, we will have to rely on current management for strategic decisions regarding marketing of our existing products in light of the intended focus on the operations of IAEC.

Because we are a recently formed company that has not yet achieved profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern.  It was on this basis that we undertook the Reorganization Plan.  Current management believes we have sufficient cash on hand to meet nominal expenses for the short period until the merger contemplated under the Reorganization Plan takes effect but we will likely require additional funds to fully implement our business plan and current management has not indicated whether any significant influx of cash or resources will be forthcoming to implement the business plan on which we have traditionally operated.  To generate capital, we may sell common stock or seek loans from officers, directors or shareholders or others. However, there is no assurance that we will be successful in raising additional capital or achieving profitable operations. Other than as discussed in this report, we do not have any material commitments for capital expenditures during the next twelve months.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of December 31, 2003, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.

(b)

 Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003.

PART II. Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Between September 1999 and February 2000, R & R Ranching conducted a public sale of common stock as registered on Form SB-2. During the offering, the Company sold 100,000 units. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. The Class A warrants may be converted to common stock at a price of $2.50 per share. Class B warrants may be converted to common stock at a price of $5.00 per share. The warrants are exercisable for five years from the date of sale and may be called by the Company at $.01 per share. At December 31, 2003, none of the warrants had been exercised, forfeited or cancelled.

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

In June of 2003 we granted options to purchase up to 700,000 shares of common stock at $.25 per share to our Chairman. The options were issued as performance-based compensation. The options were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction. At the date of this report, none of the options had been exercised.  This Option Agreement was terminated as of December 1, 2003.

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

In December 2003, we issued 1,666,666 shares to James A. Reskin in lieu of salary and other compensation to serve as CEO, CFO and sole director pending future change in management.  These shares were issued without registration and without registration rights and therefore have a substantially reduced value compared with shares being presently traded.  This compensation was approved by our board prior to Mr. Reskin accepting this position.

In December 2003, we issued 3,333,334 shares Practical Business Concepts, LLC and terminated the stock option plan and received releases from all parties to whom we believe shares may have been due under the stock option plan. Practical Business Concepts, LLC may be deemed an affiliate of Mr. Reskin but these shares were delivered to others in that organization.  These shares were issued without registration and without registration rights and therefore have a substantially reduced value compared with shares being presently traded.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We obtained written consent, effective as of December 19, 2003, from a majority of holders of securities, in lieu of a special meeting in conformity with Nevada Law, to approve of the Reorganization Plan.  This Reorganization Plan included anticipated changes in Management including new officers and directors.  A copy of the document setting forth the Reorganization Plan will be submitted with an 8-K filing to be submitted following this filing.  The matter was not separately submitted to a vote at a meeting and no separate solicitation for proxy or other materials was submitted to the security holders.  Upon completion of the merger contemplated in the Reorganization Plan, current management intends to have two separate individuals serve in the capacities of Chief Executive Officer and Chief Financial Officer and also implement the creation of an audit committee as part of contemplated board restructuring. While these actions have not yet been implemented, we believe that they will better serve our company.

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

On June 20, 2003 we entered into an employment agreement with our Chairman. The agreement provides for a salary of $7,000 per month through September 20, 2003 and expenses of up to $1,000 per month. Compensation after September 20, 2003 will be determined by the Board of Directors based on performance. We also issued 50,000 shares of common stock to our Chairman. In September of 2003 the 50,000 shares were returned to the Company and cancelled. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transaction.  As of December 31, 2003, none of these shares remain outstanding and Mr. Harmon, the chairman, has resigned.

On June 20, 2003 we authorized the issuance of 700,000 performance-based stock options to our Chairman. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transactions. As of December 31, 2003, none of the options had been exercised, the agreement has been terminated and Mr. Harmon, the chairman, has resigned.

During the nine months ended December 30, 2003 we paid $44,500 in salary to our Chief Executive Officer. We did not pay any salary to Mr. Reskin and do not intend to do so in the immediate future.

In June and September 2003, UTEK Corporation made payments totaling $15,000 on behalf of GloTech. The entire $15,000 debt was later forgiven and, due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

In November 2003, we entered into an agreement with three entities for a loan in the amount of $400,000, of which only $200,000 was received, evidenced by three separate convertible debentures bearing interest together with warrants which debt and warrants remain outstanding.  The debt may be paid off for the sum of $300,000 according to the terms of the documents but the debtholders also received certain warrants which remain outstanding.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOTECH  INDUSTRIES,  INC.

Date: March 18, 2004

/s/ James A. Reskin

James A. Reskin

Chief Executive Officer

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number

Description of Exhibits

31.1

Rule 13a-14(a) Certification of James A. Reskin for the Form 10-Q

for the quarter ended December 31, 2003.

31.2

Rule 13a-14(a) Certification of James A. Reskin for the Form 10-Q

for the quarter ended December 31, 2003.

32.1

Section 1350 Certification of James A. Reskin for the Form 10-Q

for the quarter ended December 31, 2003.