Form 10QSB
period 2004-03-31
INTRA ASIA ENTERTAINMENT CORP
filed 2004-06-15
CIK 1081206

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-75297

INTRA-ASIA ENTERTAINMENT CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0616524 (IRS Employer Identification No.)

1111 Corporate Center Road, Suite 203B, Monterey Park, CA 91754

(Address of principal executive offices)

323-261-0078

(Issuer’s telephone number)

GloTech Industries, Inc.

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

As of March 31, 2004 there were 61,102,218 shares of common stock, par value $.001 issued and outstanding.

Transitional Small Business Format:

Yes [ ] No [ X ]

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Consolidated Balance Sheets,

March 31, 2004 and December 31, 2003

2 - 3

—

Unaudited Condensed Consolidated Statements of

Operations, for the three months ended March 31,

2004 and 2003 and for the period from inception

on July 18, 2002 through March 31, 2004

4

—

Unaudited Condensed Consolidated Statements of

Cash Flows, for the three months ended March 31,

2004 and 2003 and for the period from inception

on July 18, 2002 through March 31, 2004

5 - 6

—

Notes to Unaudited Condensed Consolidated

Financial Statements

7 - 23

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

March 31,

December 31,

2004

2003

___________

___________

CURRENT ASSETS:

Cash

$

1,017

$

12,009

Accounts receivable, net of allowance for doubtful

  accounts of $5,767 and $1,867, respectively

-

1,765

Inventory

12,744

5,354

Prepaid assets

1,466

49,829

___________

___________

Total Current Assets

15,227

68,957

___________

___________

PROPERTY AND EQUIPMENT, net

5,032

6,350

___________

___________

OTHER ASSETS:

Definite-life intangible assets, net

-

-

Security deposit

-

500

Goodwill

2,421,804

2,421,804

___________

___________

Total Other Assets

2,421,804

2,422,304

___________

___________

$

2,442,063

$

2,497,611

___________

___________

[Continued]

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS’ EQUITY

March 31,

December 31,

2004

2003

___________

___________

CURRENT LIABILITIES:

Accounts payable

$

15,129

$

17,528

Accounts payable - related party

41,085

10,000

Accrued payroll

10,535

10,535

Accrued interest

10,145

2,614

Loans payable - related party

50,000

50,000

Secured convertible debentures, net of discounts

  of $133,333 and $183,333, respectively

66,667

16,667

___________

___________

Total Current Liabilities

193,561

107,344

___________

___________

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value,

10,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

150,000,000 shares authorized,

61,102,218 and 5,102,218 shares

issued and outstanding, respectively

61,102

5,102

Capital in excess of par value

59,774,412

3,830,412

Deficit accumulated during the

development stage

(1,587,012)

(1,445,247)

___________

___________

58,248,502

2,390,267

Less: Subscription receivable

(56,000,000)

-

___________

___________

Total Stockholders' Equity

2,248,502

2,390,267

___________

___________

$

2,442,063

$

2,497,611

___________

___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months

From Inception

Ended March 31,

on July 18,

____________________________

2002 Through

2004

2003

March 31, 2004

_____________

_____________

_____________

REVENUE

$

7,460

$

188

$

16,863

COST OF GOODS SOLD

2,650

89

38,292

_____________

_____________

_____________

GROSS PROFIT (LOSS)

4,810

99

(21,429)

EXPENSES:

General and administrative

89,044

72,370

1,441,204

Impairment loss

-

-

45,817

_____________

_____________

_____________

Total Expenses

89,044

72,370

1,487,021

_____________

_____________

_____________

LOSS FROM OPERATIONS

(84,234)

(72,271)

(1,508,450)

OTHER INCOME (EXPENSE):

Interest expense

(57,531)

(680)

(78,562)

_____________

_____________

_____________

LOSS BEFORE INCOME TAXES

(141,765)

(72,951)

(1,587,012)

CURRENT TAX EXPENSE

-

-

-

DEFERRED TAX EXPENSE

-

-

-

_____________

_____________

_____________

NET LOSS

$    (141,765)

$

(72,951)

$

(1,587,012)

_____________

_____________

_____________

LOSS PER COMMON SHARE

$

(.00)

$

(.03)

$

(.14)

_____________

_____________

_____________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months

From Inception

Ended March 31,

on July 18,

____________________________

2002 Through

2004

2003

March 31, 2004

_____________

_____________

_____________

Cash Flows from Operating Activities:

Net loss

$

(141,765)

$

(72,951)

$

(1,587,012)

Adjustments to reconcile net loss to net cash used by

  operating activities:

Amortization of discounts on convertible debentures

50,000

-

66,667

Bad debt expense

3,900

-

5,767

Depreciation and amortization

431

343

3,435

Impairment loss

-

-

45,817

Inventory reserve

-

-

25,115

Non-cash lease payments

887

-

887

Non-cash services for stock

-

-

742,714

Changes in assets and liabilities:

(Increase) in accounts receivable

(2,135)

-

(5,767)

(Increase) in employee advances

-

(1,000)

-

(Increase) in inventory

(7,390)

(1,574)

(37,859)

(Increase) decrease in prepaid assets

48,363

-

(1,466)

Decrease in security deposit

500

-

-

Increase (decrease) in accounts payable

(2,399)

17,434

15,129

Increase in accounts payable - related party

31,085

18,000

41,085

Increase in accrued payroll

-

2,043

10,535

Increase in accrued interest

7,531

680

10,145

_____________

_____________

_____________

Net Cash (Used) by Operating Activities

(10,992)

(37,025)

(664,808)

_____________

_____________

_____________

Cash Flows from Investing Activities:

Purchase of property and equipment

-

(197)

(8,046)

Payments for intangible assets

-

(12,817)

 (22,129)

Acquisition of AIT Subsidiary and STI Subsidiary

-

-

150,000

_____________

_____________

_____________

Net Cash Provided (Used) by Investing Activities

-

(13,014)

119,825

_____________

_____________

_____________

Cash Flows from Financing Activities:

Proceeds from loans payable - related party

-

20,000

166,750

Repayment of loans payable - related party

-

-

(116,750)

Proceeds allocated to beneficial conversion feature of

  convertible debentures

-

-

152,091

Proceeds from sale of warrants

-

-

47,909

Proceeds from issuance of common stock

-

400,000

551,000

Payment of stock offering costs

-

(55,000)

(55,000)

Payments to repurchase common stock

-

(200,000)

(200,000)

_____________

_____________

_____________

Net Cash Provided by Financing Activities

-

165,000

546,000

_____________

_____________

_____________

Net Increase (Decrease) in Cash

(10,992)

114,961

1,017

Cash at Beginning of Period

12,009

18,634

-

_____________

_____________

_____________

Cash at End of Period

$

1,017

$

133,595

$

1,017

_____________

_____________

_____________

[Continued]

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

For the Three Months

From Inception

Ended March 31,

on July 18,

____________________________

2002 Through

2004

2003

March 31, 2004

_____________

_____________

_____________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

1,750

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2004:

The Company amortized $50,000 of discounts on secured convertible debentures.

In January 2004, the Company issued 56,000,000 shares of common stock in the proposed acquisition of IAEC [See Note 19].  The proposed acquisition has not yet closed and the Company has recorded a subscription receivable of $56,000,000 based on the fair value of the stock.

In February 2004, the Company made a payment on a lease by transferring property and equipment with net book value of $887 to the lessor.

For the three months ended March 31, 2003:

In March 2003, the Company issued 4,134,079 shares of common stock as part of an agreement and plan of reorganization which has been accounted for as a recapitalization of GTI Subsidiary in a manner similar to a reverse purchase.  At the time of the reorganization, Parent’s assets and liabilities consisted only of $14,013 of assets of discontinued operations and $14,013 of liabilities of discontinued operations.

In March 2003, the Company issued 186,220 shares of common stock for a subscription receivable of $100,000 or approximately $.537 per share.  The Company collected all of this subscription receivable in April and May 2003.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Intra-Asia Entertainment Corporation (“Parent”) was organized under the laws of the State of Nevada on August 3, 1998 as R & R Ranching, Inc.  Parent was previously engaged in breeding and raising bison.  Parent discontinued its bison breeding business effective March 25, 2003 [See Note 5].  In March 2003, Parent changed its name to GloTech Industries, Inc.  In December 2003, Parent changed its name to Intra-Asia Entertainment Corporation.

GloTech Industries, Inc. (“GTI Subsidiary”) was organized under the laws of the State of Delaware on July 18, 2002.  On March 31, 2003, Parent acquired GTI Subsidiary pursuant to an Agreement and Plan of Reorganization signed March 26, 2003.  The agreement called for Parent to issue up to 2,942,272 shares of common stock to the former shareholders of GTI Subsidiary for at least 80% and up to 100% of the outstanding shares of GTI Subsidiary’s common stock wherein GTI Subsidiary became a wholly-owned subsidiary of Parent [See Note 2].  The merger of Parent and GTI Subsidiary has been accounted for as a recapitalization of GTI Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of GTI Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of GTI Subsidiary from its inception.

Advanced Illumination Technologies, Inc. (“AIT Subsidiary”) was organized under the laws of the State of Florida on June 13, 2003 as a wholly-owned subsidiary of UTEK Corporation.  On June 25, 2003, Parent acquired AIT Subsidiary pursuant to an Agreement and Plan of Acquisition signed June 23, 2003.  The agreement called for Parent to issue 186,220 shares of common stock to UTEK Corporation for 100% of the outstanding shares of AIT Subsidiary’s common stock wherein AIT Subsidiary became a wholly-owned subsidiary of Parent [See Note 3].  The merger of Parent and AIT Subsidiary has been accounted for as a purchase of AIT Subsidiary.  The financial statements reflect the operations of AIT Subsidiary from June 25, 2003.

Sport Technologies, Inc. (“STI Subsidiary”) was organized under the laws of the State of Florida on August 20, 2003 as a wholly-owned subsidiary of UTEK Corporation.  On August 28, 2003, Parent acquired STI Subsidiary pursuant to an Agreement and Plan of Acquisition.  The agreement called for Parent to issue 396,649 shares of common stock to UTEK Corporation for 100% of the outstanding shares of STI Subsidiary’s common stock wherein STI Subsidiary became a wholly-owned subsidiary of Parent [See Note 4].  The merger of Parent and STI Subsidiary has been accounted for as a purchase of STI Subsidiary.  The financial statements reflect the operations of STI Subsidiary from August 28, 2003.

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements.  The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts of Parent, Parent’s wholly owned GTI Subsidiary, Parent’s wholly owned AIT Subsidiary and Parent’s wholly owned STI Subsidiary.  All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year - The Company’s fiscal year-end was previously March 31st.  In March 2004, the Company changed their fiscal year-end to December 31st.

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method (FIFO) [See Note 6].

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of four to seven years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews their property and equipment for impairment.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of March 31, 2004, the Company has capitalized a total of $2,270 of website costs.  The Company did not incur any planning costs and did not record any research and development costs for the three months ended March 31, 2004 and 2003.

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment.

Stock Offering Costs - Costs related to proposed stock offerings are deferred and offset against the proceeds of the offering.  In the event a stock offering is unsuccessful, the costs related to the offering are written off to expense.

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

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

For the Three Months

From Inception

Ended March 31,

on July 18,

____________________________

2002 Through

2004

2003

March 31, 2004

_____________

_____________

_____________

Net loss, as reported

$

(141,765)

$

(72,951)

$

(1,587,012)

Add: Stock-based employee

  compensation expense included in

  reported net income

-

-

-

Deduct: Total stock-based employee

  compensation expense determined

  under fair value based method

-

-

-

_____________

_____________

_____________

Pro forma net loss

$

(141,765)

$

(72,951)

$

(1,587,012)

_____________

_____________

_____________

Loss per common share, as reported

$

(.00)

$

(.03)

$

(.14)

Loss per common share, pro forma

$

(.00)

$

(.03)

$

(.14)

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  The Company expensed $1,023 and $15,633 in advertising costs during the three months ended March 31, 2004 and 2003, respectively.

Research and Development - Research and development costs are expensed as incurred.  The Company expensed $1,891 and $5,790 in research and development costs during the three months ended March 31, 2004 and 2003, respectively.

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of GTI Subsidiary [See Note 2], to reflect a 2-for-1 forward stock split that Parent effected on March 21, 2003 [See Note 11] and to reflect a 1-for-5.37 reverse stock split that the Company effected on December 19, 2003 [See Note 11].

NOTE 2 - AGREEMENT AND PLAN OF REORGANIZATION

On March 26, 2003, Parent and GTI Subsidiary entered into an agreement and plan of reorganization whereby Parent agreed to acquire up to 100% of GTI Subsidiary in a stock for stock exchange.  The agreement called for Parent to issue up to 2,942,272 shares of common stock to the former shareholders of GTI Subsidiary for at least 80% and up to 100% of the outstanding shares of GTI Subsidiary’s common stock.  The agreement also called for Parent to effect a 2-for-1 forward stock split (effected by dividend).  The agreement also provided that 3,500,932 shares of Parent’s common stock would be acquired and cancelled.  GTI Subsidiary was required to raise a minimum of $500,000 in a private offering to accredited investors prior to closing.  The Company has accounted for the acquisition as closing after the close of business on March 31, 2003.  The Company has accounted for the acquisition as a recapitalization of GTI Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of GTI Subsidiary and the operations of Parent prior to the date of acquisition have been eliminated.  The financial statements reflect the operations of GTI Subsidiary from its inception.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION OF AIT SUBSIDIARY

On June 25, 2003, Parent acquired AIT Subsidiary pursuant to an Agreement and Plan of Acquisition signed June 23, 2003.  The agreement called for Parent to issue 186,220 shares of common stock to UTEK Corporation for 100% of the outstanding shares of AIT Subsidiary’s common stock.  The Company has accounted for the acquisition as closing after the close of business on June 25, 2003.  The Company has accounted for the acquisition as a purchase of AIT Subsidiary.  The Company recorded goodwill of $690,004 as a result of the acquisition.  The financial statements reflect the operations of AIT Subsidiary from June 25, 2003.

NOTE 4 - ACQUISITION OF STI SUBSIDIARY

On August 28, 2003, Parent acquired STI Subsidiary pursuant to an Agreement and Plan of Acquisition.  The agreement called for Parent to issue 396,649 shares of common stock to UTEK Corporation for 100% of the outstanding shares of STI Subsidiary’s common stock.  The Company has accounted for the acquisition as closing after the close of business on August 28, 2003.  The Company has accounted for the acquisition as a purchase of STI Subsidiary.  The Company recorded goodwill of $1,731,800 as a result of the acquisition.  The financial statements reflect the operations of STI Subsidiary from August 28, 2003.

NOTE 5 - DISCONTINUED OPERATIONS

In March 2003, Parent discontinued its bison breeding business.  Parent has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In accordance with Parent’s plan of disposal, the carrying amount of Parent’s bison was reduced to the net realizable value.  In March 2003, Parent recognized an impairment loss of $59,173 to reduce the carrying amount of the bison to their net realizable value.  In March 2003, Parent sold all of its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of a former officer of Parent, for cash of $25,000 and debt relief of $2,400.  At March 31, 2004 and December 31, 2003, the Company had no assets or liabilities associated with the discontinued bison breeding business.

NOTE 6 - INVENTORY

Inventory consists of the following at:

March 31,

December 31,

2004

2003

___________

___________

Finished goods

$

-

$

418

Work in process

-

6,822

Raw materials

12,744

23,229

___________

___________

12,744

30,469

Less: Reserve for obsolescence

-

(25,115)

___________

___________

Net Inventory

$

12,744

$

5,354

___________

___________

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORY [Continued]

In February 2004, the Company’s officers and directors resigned and new officers and directors were appointed.  The new officers and directors of the Company plan to use outsourced manufacturing facilities to produce the Company’s products.  The new officers and directors have also decided to discontinue certain products due to possible patent right issues.  At December 31, 2003, the Company established an allowance of $25,115 for inventory which was determined to be obsolete or abandoned in February 2004.  The Company’s debentures are secured by all of the assets of the Company [See Note 10].

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

March 31,

December 31,

2004

2003

___________

___________

Office furniture and equipment

$

4,525

$

5,776

Website costs

2,270

2,270

___________

___________

6,795

8,046

Less:  Accumulated depreciation

(1,763)

(1,696)

___________

___________

Net Property and Equipment

$

5,032

$

6,350

___________

___________

Depreciation expense for the three months ended March 31, 2004 and 2003 was $431 and $298, respectively.  The Company’s debentures are secured by all of the assets of the Company [See Note 10].

NOTE 8 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets consist of the following at:

March 31,

December 31,

2004

2003

___________

___________

License agreement with University of Florida

   Research Foundation

$

27,597

$

27,597

License agreement with the United States

   Centers for Disease Control and Prevention

4,996

4,996

License agreement with Paul D. Mundy

10,000

10,000

Patent application in process

4,532

4,532

___________

___________

47,125

47,125

Less: Accumulated amortization

(1,308)

(1,308)

Less: Impairment loss

(45,817)

(45,817)

___________

___________

Net Definite-life Intangible Assets

$

-

$

-

_________

_________

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFINITE-LIFE INTANGIBLE ASSETS [Continued]

The Company’s definite-life intangible assets were being amortized over 20 years with no residual value.  In February 2004, the Company’s officers and directors resigned and new officers and directors were appointed.  The new officers and directors of the Company have decided to discontinue certain products due to possible patent right issues.  Accordingly, the Company recorded an impairment loss of $45,817 in December 2003 based on management’s future cash flow estimates for each of the Company’s definite-life intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Amortization expense for the three months ended March 31, 2004 and 2003 was $0 and $45, respectively.  The Company’s debentures are secured by all of the assets of the Company [See Note 10].

The Company has an exclusive license agreement with sublicensing terms with the University of Florida Research Foundation (“UFRF”).  The license became effective on May 30, 2002 and was previously held by other unrelated entities but has since been assigned to the Company.  The Company issued 37,244 shares of common stock valued at $10,000 or approximately $.2685 per share to UFRF as consideration for the license agreement.  The license relates to certain patents, pending patents and trademarks for inventions owned by UFRF.  The license provides that a royalty be paid to UFRF based on 2% of the selling price.  There was no minimum royalty for the first year but there is an increasing annual minimum royalty beginning at $5,000 for the second year and increasing annually to an $8,000 annual minimum royalty for the fifth year and years thereafter.  The Company also agreed to reimburse UFRF for any costs related to the preparation, filing, maintenance, etc. of the trademarks and patents, which as of March 31, 2004 amounted to an additional $19,488.

The Company has a non-exclusive license agreement with sublicensing terms with the United States Centers for Disease Control and Prevention (“CDC”).  The license relates to certain patent-pending illumination technology owned by CDC.  The license provides that the Company pay $5,000 plus a royalty of 3% of net sales.  The license provides for minimum annual royalty payments of $2,500 for the first year and increasing annually to $15,000 for the fourth year and years thereafter.  The Company also agreed to reimburse CDC for any costs related to the preparation, filing, maintenance, etc. of the patent rights, which as of March 31, 2004 amounted to an additional $0.

The Company has an exclusive license agreement with sublicensing terms with Paul D. Mundy (“PDM”).  The license relates to certain patented designs owned by PDM.  The license provides that the Company pay $10,000 plus a royalty of 3% of net sales.  The license provides for minimum annual royalty payments of $7,500 beginning in the second year and increasing annually to $15,000 for the fourth year and years thereafter.  The license also provides for additional payments of $25,000 upon $1,000,000 in cumulative sales, $75,000 upon $3,000,000 in cumulative sales and $100,000 upon $6,000,000 in cumulative sales.  The Company also agreed to reimburse PDM for any costs related to the preparation, filing, maintenance, etc. of the patent rights, which as of March 31, 2004 amounted to an additional $0.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL

The following is a summary of the transactions affecting the Company’s goodwill.

For the Three Months

From Inception

Ended March 31,

on July 18,

____________________________

2002 Through

2004

2003

March 31, 2004

_____________

_____________

_____________

Goodwill at beginning of period

$

2,421,804

$

-

$

-

Goodwill from the acquisition of

  AIT Subsidiary

-

-

690,004

Goodwill from the acquisition of

  STI Subsidiary

-

-

1,731,800

_____________

_____________

_____________

Goodwill at end of period

$

2,421,804

$

-

$

2,421,804

_____________

_____________

_____________

The Company has tested their goodwill for impairment using quoted market prices for the Company’s common stock in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  At March 31, 2004 and December 31, 2003, the Company’s goodwill was not impaired.

NOTE 10 - SECURED CONVERTIBLE DEBENTURES

Secured convertible debentures consist of the following at:

March 31,

December 31,

2004

2003

___________

___________

One-year 12% $200,000 secured convertible

debentures maturing in December 2004

convertible with accrued interest into common

stock at the lessor of $1.07 or 50% of the average

of the lowest 3 intra-day trading prices during the

preceding 20 trading days per share, secured by

all of the assets of the Company, net of discounts

of $133,333 and $183,333, respectively, currently

in default

$

66,667

$

16,667

___________

___________

$

66,667

$

16,667

___________

___________

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SECURED CONVERTIBLE DEBENTURES [Continued]

In December 2003, the Company sold $200,000 of secured convertible debentures for $152,091 and recorded a discount of $47,909.  Due to the beneficial conversion feature of the debentures, the Company recorded an additional discount of $152,091.  Both discounts are being amortized over the term of the debentures.  The debentures are secured by all of the assets of the Company.  Interest on the debentures is due quarterly and the Company defaulted on the December 31, 2003 and March 31, 2004 interest payments.  For the three months ended March 31, 2004 and 2003, respectively, the Company amortized $50,000 and $0 of the discounts.

For the three months ended March 31, 2004 and 2003, respectively, interest expense on the convertible debentures amounted to $56,035 and $0.

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2004 and December 31, 2003.

Proposed Private Preferred Stock Offering - The Company was proposing to make a private offering of 200,000 shares of 10% cumulative convertible redeemable Series A preferred stock but the plan was abandoned prior to commencement of the offering.

Common Stock - The Company has authorized 150,000,000 shares of $.001 par value common stock.  In July 2002, in connection with their organization, the Company issued 1,862,198 shares of their previously authorized but unissued common stock.  The shares were issued for $1,000 in cash (or approximately $.000537 per share).

In November 2002, the Company issued 37,244 shares of their previously authorized but unissued common stock to UFRF in exchange for a license agreement to use certain patents, pending patents, trademarks, etc. that are related to inventions owned by UFRF [See Note 8].  The shares were valued at $10,000 (or approximately $.2685 per share).

In December 2002, the Company issued a total of 18,623 shares of their previously authorized but unissued common stock to two consultants for services rendered.  The shares were valued at $5,000 (or approximately $.2685 per share).

In December 2002, the Company issued 93,110 shares of their previously authorized but unissued common stock for $50,000 in cash (or approximately $.537 per share).

In March 2003, the Company issued 931,099 shares of their previously authorized but unissued common stock pursuant to a private offering for $500,000 in cash (or approximately $.537 per share).  The Company received $100,000 of the proceeds in April and May 2003.

In March 2003, the Company issued 4,134,079 shares of their previously authorized but unissued common stock to former shareholders of GTI Subsidiary as part of an Agreement and Plan of Reorganization [See Note 2].

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

In March 2003, the Company repurchased and cancelled 3,500,932 shares of their issued and outstanding common stock for cash of $200,000 (or approximately $.05713 per share).

In June 2003, the Company issued 9,311 shares of their previously authorized but unissued common stock to an officer of the Company as an employment bonus valued at $36,000 (or approximately $3.8664 per share).  All 9,311 of these shares were returned and cancelled in September 2003.

In June 2003, the Company issued 186,220 shares of their previously authorized but unissued common stock to UTEK Corporation as part of an Agreement and Plan of Acquisition [See Note 3], valued at $740,000 (or approximately $3.9738 per share).

In July 2003, the Company issued 12,770 shares of their previously authorized but unissued common stock to UTEK Corporation for consulting services valued at $37,714 (or approximately $2.9533 per share).

In August 2003, the Company issued 396,649 shares of their previously authorized but unissued common stock to UTEK Corporation as part of an Agreement and Plan of Acquisition [See Note 4], valued at $1,831,800 (or approximately $4.6182 per share).

In December 2003, the Company issued 931,099 shares of their previously authorized but unissued common stock for services rendered valued at $700,000 (or approximately $.7518 per share).

In January 2004, the Company issued 56,000,000 shares of their previously authorized but unissued common stock to the shareholder of IAEC as part of an Agreement and Plan of Reorganization [See Note 19], valued at $56,000,000 (or $1.00 per share).  The proposed acquisition has not yet closed and the Company has recorded a subscription receivable of $56,000,000 based on the fair value of the stock.

Capital Contribution - In June and September 2003, UTEK Corporation made payments totaling $15,000 on behalf of the Company.  The entire $15,000 debt was later forgiven and, due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

Stock Splits - On March 21, 2003, Parent effected a 2-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect this stock split.

On December 19, 2003, the Company effected a 1-for-5.37 reverse stock split and, as a result, issued 59 shares of their previously authorized but unissued common stock due to rounding.  The financial statements for all periods presented have been restated to reflect this stock split.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

Stock Warrants - In December 1999 and February 2000, Parent issued 37,253 Class A warrants to purchase common stock at $6.71 per share and 37,253 Class B warrants to purchase common stock at $13.42 per share as part of a public stock offering which was registered with the United States Securities and Exchange Commission on Form SB-2.  The warrants are exercisable for five years and are callable by the Company at $.01 per warrant.  At March 31, 2004, none of these warrants had been exercised, forfeited or cancelled.

In December 2003, the Company sold 111,732 warrants to purchase common stock at $.80 per share for cash of $47,909.  The warrants vested immediately and are exercisable for five years.  The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 3.28%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 708%.

Stock Options - In June 2003, the Company granted 130,354 performance-based options to purchase common stock at $1.34 per share as an employment bonus to an officer of the Company.  The options were to vest based on the sales generated through the efforts of the officer through June 2005.  The options were to be exercisable for one year following vesting.  The Company recorded deferred compensation of $211,500 for the intrinsic value of the 83,799 options estimated at the time of the grant to vest through June 2005.  In December 2003, the Company cancelled the underlying agreement for these options.  Accordingly, the Company cancelled all 130,354 options which had not vested.

A summary of the status of the options granted under the Company’s stock-based employee compensation plan is presented below.

For the Three Months

From Inception

Ended March 31,

on July 18,

_____________________________

2002 Through

2004

2003

March 31, 2003

_______________

_______________

_______________

Weighted

Weighted

Weighted

Average

Average

Average

Exercise

Exercise

Exercise

Shares

Price

Shares

Price

Shares

Price

______

________

______

________

______

________

Outstanding at beginning of period

-

$

-

-

$

-

-

$

-

Granted

-

$

-

-

$

-

130,354

$

1.34

Exercised

-

$

-

-

$

-

-

$

-

Forfeited

-

$

-

-

$

-

130,354

$

1.34

Expired

-

$

-

-

$

-

-

$

-

______

________

______

________

______

________

Outstanding at end of period

-

$

-

-

$

-

-

$

-

______

________

______

________

______

________

Weighted average fair value of

  options granted during the period

-

$

-

-

$

-

130,354

$

3.22

______

________

______

________

______

________

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of .94%, expected dividend yield of zero, expected lives of 1 year and expected volatility of 200%.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

Stock Option Plan - On August 10, 1998, the Board of Directors of Parent adopted and the stockholders at that time approved the 1998 Stock Option Plan (“the Plan”).  The Plan provides for the granting of awards of up to 372,440 shares of common stock to sales representatives, officers, directors, consultants and employees.  The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan.  Awards under the plan will be granted as determined by the Board of Directors.  At March 31, 2004, total awards available to be granted from the Plan amounted to 372,440 shares.

NOTE 12 - RELATED PARTY TRANSACTIONS

Asset Sale - In March 2003, Parent sold all of its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of a former officer of Parent for cash of $25,000 and debt relief of $2,400.

Accounts Payable - In June 2003, the Company paid accrued consulting fees of $14,013 payable to a former officer/director of Parent for services rendered during the three months ended March 31, 2003 related to Parent’s discontinued bison breeding business.

In March 2004, an officer of the Company paid $10,000 on behalf of the Company.  The Company also owes the officer $31,085 for legal services rendered through March 31, 2004.  At March 31, 2004, the Company owes a total of $41,085 to the officer.

Loans Payable - The Company received various loans from an entity related to shareholders of the Company.  Through March 31, 2004, a total of $116,750 was loaned and the Company had repaid the entire amount plus interest of $1,750, or interest of approximately 3.8% per annum.  Interest expense for the three months ended March 31, 2004 and 2003 amounted to $0 and $680, respectively.

In October 2003, the Company signed a $50,000 note payable to UTEK Corporation.  The note accrues interest at 12% per annum and is due on October 17, 2004.  Interest expense for the three months ended March 31, 2004 and 2003 amounted to $1,496 and $0, respectively.

Management Compensation - During the three months ended March 31, 2004 and 2003, respectively, the Company paid $4,000 and $25,000 to a former officer/director of the Company.

In June 2003, the Company issued 9,311 shares of common stock to an officer of the Company as an employment bonus valued at $36,000.  The Company also granted 130,354 performance-based stock options to the officer.  In September 2003, the officer returned the 9,311 shares of common stock for cancellation [See Note 11].  In December 2003, the Company cancelled all 130,354 performance-based options which had not vested [See Note 11].

Legal Services - During the three months ended March 31, 2004 and 2003, an officer of the Company has provided legal services to the Company totaling $21,085 and $0, respectively.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS [Continued]

Strategic Alliance Agreement - In July 2003, as part of a Strategic Alliance Agreement, the Company issued 12,770 shares of common stock to UTEK Corporation for one year of consulting services valued at $37,714 [See Note 11].

NOTE 13 - OPERATING LEASE

Effective September 1, 2002, the Company entered into a one-year lease agreement with the Gainesville Technology Enterprise Center (“GTEC”) for office space of approximately 450 square feet and for the use of certain common areas.  Rent payments were $350 per month.  The Company was also billed for the use of certain office services based upon usage.  The Company also paid $500 as a refundable security deposit.  In September 2003, the Company entered into a new one-year lease agreement with GTEC for office space of approximately 900 square feet and for the use of certain common areas.  The lease was to continue on a month-to-month basis for no longer than 36 months from the commencement date unless GTEC, at its sole discretion, chooses to extend the lease for an additional 12-month period.  Rent payments for the first year were $825 per month increasing to $900 for the second year and increasing to $975 for the third year.  In February 2004, GTEC accepted a $700 payment, the $500 security deposit and transferred property and equipment with net book value of $887 to cancel the lease.  The total lease expense for the three months ended March 31, 2004 and 2003 amounted to $2,962 and $1,590, respectively.

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 15 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At March 31, 2004, the Company has available unused operating loss carryforwards of approximately $1,481,000, which may be applied against future taxable income and which expire in various years through 2024.  Due to certain substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES [Continued]

At March 31, 2004, the total of all deferred tax assets was approximately $302,000 and the total of all deferred tax liabilities was approximately $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $302,000.  The net change in the valuation allowance was approximately $18,000 during the three months ended March 31, 2004.

The temporary differences gave rise to the following deferred tax asset (liability):

March 31,

2004

___________

Excess of tax over financial

  accounting depreciation

$

7,313

Accrued compensation

2,065

Bad debt reserve

1,134

Net operating loss carryover

291,259

The components of federal income tax expense from continuing operations consisted of the following for the three months ended:

March 31,

2004

___________

Current income tax expense:

Federal

$

-

State

-

___________

Net current tax expense

$

-

___________

Deferred tax expense (benefit) resulted from:

Excess of tax over financial

  accounting depreciation

$

28

Inventory reserve

4,940

Bad debt allowance

(767)

Net operating loss carryover

(22,232)

Valuation allowance

18,031

___________

Net deferred tax expense

$

-

___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the three months ended:

March 31,

2004

___________

Computed tax at the expected

  federal statutory rate

15.00%

State income taxes, net of federal benefit

4.67

Amortization of note payable conversion discount

(6.94)

Other

(.01)

Valuation allowance

(12.72)

___________

Effective income tax rate

0.00%

___________

NOTE 16 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

For the Three Months

From Inception

Ended March 31,

on July 18,

____________________________

2002 Through

2004

2003

March 31, 2004

_____________

_____________

_____________

Loss from operations available to

common shareholders (numerator)

$

(141,765)

$

(72,951)

$

(1,587,012)

_____________

_____________

_____________

Weighted average number of common

shares outstanding used in loss per

share for the period (denominator)

58,025,295

2,135,322

11,062,974

_____________

_____________

_____________

At March 31, 2004, the Company had 186,238 outstanding warrants and debentures convertible into 610,048 shares which were not used in the computation of loss per share because their effect would be anti-dilutive.  At March 31, 2003, the Company had 74,506 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 17 - COMMITMENTS

Sales Agent Agreements - The Company has entered into agreements with their sales agents wherein the Company agrees to pay commissions of 10% of the sales made by the agents.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - CONCENTRATIONS

Accounts Receivable - A significant percent of the Company’s accounts receivable at March 31, 2004 was owed by only three customers.  The following table lists the percent of the receivables owed by those customers that accounted for 10% or more of the total accounts receivable at March 31, 2004:

Customer A

68%

Customer B

16%

Customer C

12%

Revenues - During the three months ended March 31, 2004, the Company had a significant customer which accounted for 87% of the Company’s total sales.  The loss of this significant customer could adversely affect the Company’s business and financial condition.

Location - At March 31, 2004, all activities of the Company were located in the Louisville, Kentucky area including all of the Company’s property and research.

NOTE 19 - SUBSEQUENT EVENTS

Proposed Acquisition - The Company plans to acquire Intra-Asia Entertainment Corporation (“IAEC”) pursuant to an Agreement and Plan of Reorganization.  The agreement calls for the Company to issue up to 56,000,000 shares of common stock to the shareholders of IAEC for at least 91% and up to 100% of the outstanding shares of IAEC’s common stock wherein IAEC would become a subsidiary of the Company.  In January 2004, the Company issued the 56,000,000 shares of common stock to the shareholders of IAEC and recorded a subscription receivable of $56,000,000 based on the fair value of the stock [See Note 11].  The agreement also called for the Company to effect a 1-for-5.37 reverse stock split (effected December 19, 2003), for the Company to increase the authorized number of shares of common stock to 150,000,000 (effected December 19, 2003) and for Parent’s name to be changed to Intra-Asia Entertainment Corporation (effected December 19, 2003).  The proposed acquisition has been delayed pending completion of audited financial statements.  Final consummation of the proposed acquisition is not guaranteed.

Common Stock Issuance - In May 2004, the Company issued 680,000 shares of their previously authorized but unissued common stock as part of a proposed stock offering.  However, the proposed offering was cancelled prior to its commencement.  The Company did not receive any proceeds from the proposed offering and the Company later cancelled the 680,000 shares which had been issued in May 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. Intra-Asia Entertainment Corporation cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report. Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

Our Business History

Our company incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed and raise bison. From December 1998 through March 26, 2003, the Company pursued breeding and ranching activities under a management agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada.

In 1999, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration became effective on September 1, 1999 and the offering closed on February 11, 2000. During the offering, the Company sold 37,253 units consisting of common stock and warrants, raising $125,000.

The Company effected a two-for-one forward split of its $.001 par value common stock on March 21, 2003. Shortly thereafter, on March 26, 2003, the Company entered an agreement and plan of reorganization with GloTech Industries, Inc as reported on Form 8-K. The agreement was finalized on March 31, 2003. Under the agreement, the Company acquired 100 % of the outstanding shares of GloTech in exchange for approximately 82 % of the Company’s outstanding common stock making GloTech a wholly owned subsidiary of the Company. Pursuant to the agreement, the company’s name was changed to GloTech Industries, Inc. and Heinz Fraunhoffer was named as sole director and executive officer.

On December 5, 2003, The Company entered into an “Agreement and Plan of Reorganization” calling for a merger with Intra-Asia Entertainment Corporation (“IAEC”).  That transaction was approved by the Board of Directors and by a majority of the shareholders.  Pursuant to that Agreement and Plan of Reorganization, the Articles of Incorporation were amended, changing the name of the Company to Intra-Asia Entertainment Corporation and, on January 2, 2004, in conformity with the Agreement and Plan of Reorganization, the Company began trading under a new symbol “IRAE” and reverse-split its shares such that each 5.37 shares of stock outstanding became 1 new share.  The transaction was announced but, due to the inability of the merger-acquiree to provide financial information in a form that could be audited, the transaction did not close.  At present, Management is working to complete the contemplated transaction.

In preparation of the reorganization contemplated in the Agreement and Plan of Reorganization, Heinz Fraunhoffer resigned as Chief Executive Officer and Chief Financial Officer, appointed James A. Reskin as an interim Chief Executive Officer and Chief Financial Officer and then resigned from the Board of Directors.  Pursuant to the terms of the Agreement and Plan of Reorganization, new directors of the Company were appointed.

Our Company

Intra-Asia Entertainment Corporation is a technology-based company that incorporated in Delaware on July 18, 2002. Intra-Asia was organized to design and market safety products using electroluminescent, or “EL” technology developed in conjunction with the University of Florida.

Intra-Asia holds the worldwide license and intellectual property rights for these electroluminescent applications. Patents on the EL technology are currently pending in the United States and abroad. Our corporate headquarters are located at 1111 Corporate Center Road, Suite 203B, Monterey Park, CA 91754. Our common stock is quoted on the Over the Counter Bulletin Board under the symbol IRAE.

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

We intend to continue developing and marketing products using EL technology while seeking other illumination technologies to augment our existing products.   Please note that we have entered into an Agreement and Plan of Reorganization with IAEC (referred to sometimes as the “Reorganization Plan”), which Reorganization Plan may require us to significantly shift the focus of our business.  Until that time, however, we will continue with our core strategy.

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

Our Products

Our initial focus has traditionally been on developing an EL product designed to enhance bicycle safety. In recent months, we expanded our product line to target the safety apparel and novelty markets. Most of our products use our standard compact battery pack. Products we currently offer include the following:

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

In addition to these responses, we have received several communications from parties interested in producing and distributing various Intra-Asia technologies. These responses have come from the U.S., China, Taiwan, the Netherlands, Germany, and the U.K. Intra-Asia has previously undertaken the negotiation of distribution agreements with parties in Germany, Italy, the Netherlands and France. We have also, from time to time undertaken negotiations and discussions regarding our products with law enforcement agencies and safety and rescue personnel in the United States.  Current management has not indicated whether any significant shift in strategy, which might affect these or future negotiations, is required or planned.

Our Licensing Agreements

We have an exclusive license agreement with the University of Florida Research Foundation to market products using their EL technology. The license became effective on May 30, 2002 and was as assigned to us in November of 2002 in exchange for 37,244 shares of common stock valued at $10,000 or approximately $.02685. In exchange for the marketing rights to the University’s EL application patents, we will pay a royalty of 2% of the selling price of any products using their technology. There is no minimum royalty for the first year, however, an increasing annual minimum royalty begins at $5,000 during the second year and increases annually to an $8,000 annual minimum royalty for the fifth year and years thereafter.

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

Our Subsidiaries

During the last twelve months, we have acquired two subsidiaries through our strategic alliance with UTEK Corporation of Delaware. The subsidiaries are Advanced Illumination Technologies, Inc. (AITI) and Sports Technologies, Inc. (STI). AITI holds the patent on an illuminated rope technology that we believe will be applicable in emergency situations. STI holds the licensing rights to an illuminated helmet technology that can be used for safety and novelty use.

Production

Our manufacturing is currently outsourced with final assembly and customization done in-house for initial quality control. We have built our products with a modular design that can be readily adapted to different applications without affecting production rates. Production capacity can be easily and dramatically increased as manufacturing and final assembly can be fully outsourced overseas where the EL lamps are currently being manufactured and labor costs are low. Current suppliers include multiple sources for EL lamps within the US and Asia and an alliance with a power pack design company, which provides power supply technology.  We had begun the process of investigation of manufacturing arrangements whereby most, if not all, of the production process will be sourced to others at our direction.

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

Competition

There are a number of companies that manufacture EL lamp devices. Although we have applied for a patent for the bicycle market, if the patent is not granted, other participants may enter the bicycle market. We believe that we have a significant lead-time on potential competitors, however, there can be no assurance of a sustainable advantage. Potential competitors with established sales, marketing and distribution networks, such as established bicycle and sporting goods dealers, manufacturers and distributors could challenge our market position. In addition, these potential competitors could develop EL devices that may be less expensive, more attractive, or have wider distribution than the Intra-Asia products.  Absent a continued push to maintain or expand any competitive advantage, we could lose whatever market advantages we have established to date.

Research and Development

We are continuously developing additional products using our EL technology. In addition, we are seeking to acquire and/or develop other illumination technologies. Research and development costs for the three months ended March 31, 2004 were $1,891.

Results of Operations for the Three Month Period Ended March 31, 2004

During the three months ended March 31, 2004, we generated $7,460 in revenue from continuing operations. Cost of goods sold during this period was $2,650 resulting in gross profit of $4,810. General and administrative expenses during this period were $89,044. As a result of these factors, we realized a net loss of $141,765 during the three months ended March 31, 2004.

General and administrative expenses during the period consisted of advertising costs, research and development costs, website maintenance, office rental and salaries. We also had additional professional and acquisition expenses associated with acquiring the AITI and STI subsidiaries as well as ongoing legal, accounting and other professional fees relating to preparing and filing our public reports.

As a result of these factors, we realized a net loss of $141,765 through the first three months of fiscal 2004. Cumulative net loss from inception on July 18, 2002 through March 31, 2004 was $1,587,012.

Liquidity and Capital Resources

Total assets at March 31, 2004 were $2,442,063. Current assets at March 31, 2004 were $15,227 consisting of $1,017 in cash, $0 in accounts receivable, $12,744 in inventory and $1,466 in prepaid assets. We also had property and equipment with a net value of $5,032. Other assets totaled $2,421,804. These assets consisted of definite-life intangible assets of $0 relating to our licensing agreements and patent application, and goodwill of $2,421,804 relating to the acquisition of our subsidiaries. Total liabilities at March 31, 2004 were $193,561 consisting of $15,129 in accounts payable and $10,535 in accrued payroll.

Plan of Operation

During the next twelve months we intend to continue operating under the various license agreements while developing or acquiring new products and technologies. Notwithstanding this, we have entered into the Reorganization Plan that will effect a merger with an entity known as Intra-Asia Entertainment Corporation (referred to herein as “IAEC”) whereby new management will take over and where a significant portion of our asset base will be an amusement park in Weifang, China.  Given that, this plan must be viewed with the understanding that a substantial portion of our business and likely all of our revenues will be derived from that amusement park.  While we believe that EL technology can be used for certain novelty items sold at the park, we can not assume that current management will continue the focus of development and marketing on other EL products.  During the twelve month period ended March 31, 2004 we acquired Sports Technologies, Inc. (STI), a Florida corporation and Advanced Illumination Technologies, Inc. (AITI). AITI holds the patent on an illuminated rope technology that we believe will be applicable in emergency situations. STI holds the license on a patent for an illuminating helmet technology. We believe this technology is well suited for the safety and novelty markets.

We intend to continue to market our existing products to law enforcement agencies and other public safety personnel. In July of 2003, the Louisville, Kentucky Police Department contracted us to provide lighted vests for their peace officers. In addition, the Wheeling, West Virginia Police Department, the Police Department of Pittsburgh, Pennsylvania and the Florida Department of Transportation have all expressed interest in field testing and/or purchasing our products.

On September 25, 2003, we announced a marketing and distribution agreement with 15, Inc., a sports product distributor based in Kentucky for the marketing and distribution of sports apparel using our electroluminescent technology bearing the logos of collegiate athletic teams marketed to sports fans. This marketing and distribution agreement has not been renewed and it remains uncertain whether we will continue to work with this distributor.  Additionally, we introduced our EL products to the NASCAR community through our sponsorship of the Kentucky car at the Lowes Motor Speedway Little Trees 300 on October 10, 2003. Management has not determined whether it will renew this or any other sponsorship agreement at this time.  We intend to continue investigating other opportunities to market, promote and distribute our technologies through strategic partnerships and promotional events.

Previously management indicated our intention to develop a broader distribution network and increase our marketing and advertising. We undertook negotiations with certain sporting goods retailers and bicycle shops to sell our products and also began production of radio and television advertisements. We had hoped to begin broadcasting these commercials in late 2003 but as yet, we have not had the resources to undertake a significant marketing effort. Thus, while we continue to develop a website to reflect new products or improve existing products, we will have to rely on current management for strategic decisions regarding marketing of our existing products in light of the intended focus on the operations of IAEC.

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

Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of March 31, 2004, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.

(b)

 Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2004.

PART II. Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Between September 1999 and February 2000, The Company conducted a public sale of common stock as registered on Form SB-2. During the offering, the Company sold 37,253 units. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. The Class A warrants may be converted to common stock at a price of $6.71 per share. Class B warrants may be converted to common stock at a price of $13.42 per share. The warrants are exercisable for five years from the date of sale and may be called by the Company at $.01 per warrant. At March 31, 2004, none of the warrants had been exercised, forfeited or cancelled.

On June 1, 2001, The Company issued 3,724,396 shares of previously authorized but unissued common stock to the former president, Fred Hall in exchange for $10,000 or approximately $.002685 per share. Because Mr. Hall was our sole director and executive officer at the time the shares were issued, management believes that Mr. Hall was an accredited investor. The shares were issued without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

In November 2002, The Company issued 200,000 shares of its previously authorized but unissued common stock to the University of Florida Research Foundation in exchange for the license agreement to market products using their EL technology. The shares were valued at $10,000 or $.05 per share. The shares were issued without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. The University had a pre-existing relationship with the Company and had access to our financial information. Accordingly, management believes that the University is an accredited investor. No broker was involved and no commissions were paid in the transaction.

In December 2002, The Company issued a total of 100,000 shares of its previously authorized but unissued common stock to two consultants for services rendered. The shares were valued at $5,000 or $.05 per share. The consultants were familiar with our operations and had access to all financial information pertaining to our activities. Accordingly, management believes the consultants are accredited investors. The shares were issued without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

In December 2002, The Company issued 500,000 shares of its previously authorized but unissued common stock to an individual investor for cash of $50,000 or $.10 per share. The investor had a preexisting relationship with the Company, was familiar with our operations and had access to all financial information pertaining to our activities. Accordingly, management believes that he is an accredited investor. The shares were issued without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

In March 2003, we finalized an Agreement and Plan of Reorganization between the Company and GloTech Industries Inc. whereby we acquired GloTech as a wholly-owned subsidiary. Pursuant to the Agreement, the Company issued 2,942,272 shares of its previously authorized but unissued common stock to the former shareholders of GloTech and repurchased 3,500,932 shares of the Company’s common stock from our former sole director and executive officer for cash of $200,000. The 3,500,932 shares of the Company’s stock were then cancelled. We had preexisting relationships with the former shareholders, officers and directors, and they had access to all financial information pertaining to our activities. Accordingly, management believes they are accredited investors. The shares were issued without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

On March 21, 2003, prior the Agreement and Plan of Reorganization between the Company and GloTech Industries, the Company effected a 2-for-1 forward split of their $.001 par value common stock. The split was authorized and approved by the shareholders and board of directors.

Concurrent with the change in control of the Company, in March 2003, The Company issued 5,000,000 shares of its previously authorized but unissued common stock to nine accredited investors pursuant to a private offering at $.10 per share. The investors had preexisting relationships with our company, were familiar with our operations, and had access to all financial information pertaining to our activities. Accordingly, management believes they are accredited investors. The shares were issued without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

In June of 2003 we issued 9,311 shares of our previously authorized but unissued common stock to our former Chairman as an employment bonus. The shares were valued at $36,000 or approximately $3.8664 per share. The securities were issued to an accredited investor in private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had access to all material information pertaining to the Company and its financial condition. No broker was involved and no commissions were paid on the transaction. In September of 2003 the shares were returned and cancelled.

In June of 2003 we issued 186,220 shares of our previously authorized but unissued common stock to UTEK Corporation in exchange for 1,000 shares of Advanced Illumination Technologies, Inc. (AITI) representing all the issued and outstanding shares of AITI. Because GloTech and UTEK had a preexisting relationship and UTEK had access to all material information pertaining to our company and financial condition, management believes that UTEK is an accredited investor. Accordingly, the securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transactions.

In June of 2003 we granted options to purchase up to 130,354 shares of common stock at $1.34 per share to our former Chairman. The options were issued as performance-based compensation. The options were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction. At the date of this report, none of the options had been exercised.  This Option Agreement was terminated as of December 15, 2003.

In July 2003, we issued 12,770 shares of previously authorized but unissued common stock to UTEK Corporation for consulting services valued at $37,714 or approximately $2.9533 per share. UTEK and GloTech had a preexisting relationship. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transactions.

In August 2003, we issued 396,649 shares of previously authorized but unissued common stock to UTEK Corporation to acquire Sport Technologies, Inc. as a wholly-owned subsidiary. The shares were valued at $1,831,800 or approximately $4.6182 per share. UTEK and GloTech had a preexisting relationship. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transaction.

The Company had proposed a private offering of 200,000 shares of 10% cumulative convertible redeemable Series A preferred stock with a minimum of 20,000 shares to be sold. The Company set an arbitrary offering price of $2.50 per share. The Company abandoned the proposed offering before any shares were sold.

In December 2003, we issued 310,366 shares to James A. Reskin for services he had rendered.  These shares were issued without registration and without registration rights and therefore have a substantially reduced value compared with shares being presently traded.  This compensation was approved by our board prior to Mr. Reskin accepting this position.

In December 2003, we issued 620,733 shares to Practical Business Concepts, LLC for services rendered. Practical Business Concepts, LLC may be deemed an affiliate of Mr. Reskin but these shares were delivered to others in that organization.  These shares were issued without registration and without registration rights and therefore have a substantially reduced value compared with shares being presently traded.

On January 2, 2004, we caused to go into effect a reverse stock split of One new share for each 5.37 shares outstanding.

On January 5, 2004, we issued 56,000,000 shares to shareholders of IAEC pursuant to the Agreement and Plan of Reorganization.  These shares were issued without registration and without registration rights and therefore have a substantially reduced value compared with shares being presently traded. In the event that the Reorganization Plan is terminated without consummation, these shares would be returned and cancelled.

Item 3. Defaults upon Senior Securities

We issued Convertible Debentures for the sum of $200,000.  The Convertible Debentures require filing of a registration statement which has not yet been done and we have not yet paid the interest which was due on December 31, 2003 and March 31, 2004.  Management has not yet been served with a notice of default but has undertaken discussion to retire these senior securities without conversion.

Item 4. Submission of Matters to a Vote of Security Holders

We obtained written consent, effective as of December 19, 2003, from a majority of holders of securities, in lieu of a special meeting in conformity with Nevada Law, to approve of the Agreement and Plan of Reorganization with IAEC.  This Reorganization Plan included anticipated changes in Management including new officers and directors.  A copy of the document setting forth the Reorganization Plan will be submitted with an 8-K filing to be submitted following this filing.  The matter was not separately submitted to a vote at a meeting and no separate solicitation for proxy or other materials was submitted to the security holders.  Upon completion of the merger contemplated in the Reorganization Plan, current management intends to have two separate individuals serve in the capacities of Chief Executive Officer and Chief Financial Officer and also implement the creation of an audit committee as part of contemplated board restructuring. While these actions have not yet been implemented, we believe that they will better serve our company.

Item 5. Other Information, Certain Relationships and Related Transactions

In March 2003, R & R Ranching ceased its ranching activities and sold its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of our former sole director and executive officer for cash of $25,000 and debt relief of $2,400.

In May, 2003 we paid accrued consulting fees of $36,000 to Technology Management Group, LLC for management services. Technology Management Group LLC is one of our shareholders.

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

On June 20, 2003 we entered into an employment agreement with our former Chairman. The agreement provided for a salary of $7,000 per month through September 20, 2003 and expenses of up to $1,000 per month. Compensation after September 20, 2003 would be determined by the Board of Directors based on performance. We also issued 9,311 shares of common stock to our former Chairman. In September of 2003 the 9,311 shares were returned to the Company and cancelled. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transaction.  As of March 31, 2004, none of these shares remain outstanding and Mr. Harmon, the former chairman, had resigned.

On June 20, 2003 we authorized the issuance of 130,354 performance-based stock options to our former Chairman. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transactions. As of March 31, 2004, none of the options had been exercised, the agreement has been terminated and Mr. Harmon, the former chairman, had resigned.

During the three months ended March 31, 2004 we paid $4,000 in salary to Heinz Fraunhoffer, our former Chief Executive Officer. We did not pay any salary to Mr. Reskin and do not intend to do so in the immediate future.

In June and September 2003, UTEK Corporation made payments totaling $15,000 on behalf of The Company. The entire $15,000 debt was later forgiven and, due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

In November 2003, we sold $200,000 in one-year convertible debentures bearing interest at 12% together with warrants which debt and warrants remain outstanding.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-ASIA ENTERTAINMENT CORPORATION

Date: June 15, 2004

/s/ James A. Reskin

James A. Reskin

Chief Executive Officer

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number

Description of Exhibits

31.1

Rule 13a-14(a) Certification of James A. Reskin for the

Form 10-QSB for the quarter ended March 31, 2004.

31.2

Rule 13a-14(a) Certification of James A. Reskin for the

Form 10-QSB for the quarter ended March 31, 2004

32.1

Section 1350 Certification of James A. Reskin for the

Form 10-QSB for the quarter ended March 31, 2004