Form 10KSB
period 2004-03-31
INTRA ASIA ENTERTAINMENT CORP
filed 2004-07-27
CIK 1081206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

[  ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

INTRA-ASIA ENTERTAINMENT CORPORATION

(Name of Small Business Issuer as Specified in its Charter)

Nevada

333-75297

87-0616524

  (State or other jurisdiction

(Commission File Number)

(IRS Employer I.D. No.)

     of  incorporation)

1111 Corporate Center Road, Suite 203B

Monterey Park, CA  91754

(Address of Principal Executive Offices)

(323) 261-0078

(Issuer's Telephone Number)

GloTech Industries, Inc.
2153 SE Hawthorne Road
Gainesville, FL 32641

(Former Name or Former Address if changed Since Last Report)

Securities registered pursuant to Section 12(g) of the Exchange Act:    None

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     [  X ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d)_ of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such riling requirements for the past 90 days.

[ X ] Yes    [     ]  No

State the issuer's revenues for its most recent fiscal year.    $8,535.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price as of June 30, 2004. (Based on closing price of $0.73 per share on June 30, 2004 and 15,444,959 shares held by non-affiliates) $11,274,820

State the number of shares outstanding of the common stock, par value $.001 per share equity, as of June 30, 2004. 61,102,218

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format.    Yes [ ]   No [X]

INTRA-ASIA ENTERTAINMENT CORPORATION

TABLE OF CONTENTS

             Page

PART I

Item 1.

Description of Business

3

Item 2.

Description of Property

11

Item 3.

Legal Proceedings

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

                                     PART II

Item 5.

Market for Common Equity, Related Stockholder Matters

and Small Business Issuer Purchases of Equity Securities

12

Item 6.

Management's Discussion and Analysis or Plan of Operation

12

Item 7.

Financial Statements

17

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

18

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

18

Item 8A.

Controls and Procedures

18

                                    PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

19

Item 10.

Executive Compensation

20

Item 11.

Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder Matters

21

Item 12.

Certain Relationships and Related Transactions

22

                                     PART IV

Item 13.

Exhibits and Reports on Form 8-K

25

Item 14.

Principal Accountant Fees and Services

25

SIGNATURES

26

PART I

Item 1. Description of Business

Overview

Intra-Asia Entertainment Corporation, formerly known as Glo-Tech Industries, Inc,, (the “Company”) held , until June 29, 2004, the worldwide license and intellectual property rights for certain electroluminescent applications including a safety line made from polyester rope will EL technology within and the application of EL technology to the reciprocating wheels of a bicycle and has entered into an agreement to acquire an 85% interest in and management of the Weifang Fuhua Amusement Park (the “Park”) in China's eastern Shandong Province, held through the Weifang Fuhua Amusement Park Co., Ltd. (the “Joint Venture”), a Chinese joint venture organized in 1991.  Weifang Neo-Luck (Group) Corporation (the “Partner”), a Chinese corporation owned by the Weifang State Asset Administration Bureau, holds the remaining 15% interest.  The Park has nineteen rides, including the country's longest double-looping roller coaster, a constant-motion Ferris wheel, a water ride and a balloon drop.  The Company did not complete the transaction contemplated in the agreement in connection with the Park in January 2004 due to certain unsatisfied conditions.  The Company, during June 2004, sold its intellectual property relating to what was previously its core products as it  intends to redirect its strategy in favor of the Park.

Business History

The Registrant incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed and raise bison.  From December 1998 through March 26, 2003, R & R pursued breeding and ranching activities under a management agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada.

In 1999, R & R Ranching filed a registration statement on Form SB-2 with the Securities and Exchange Commission.  The registration became effective on September 1, 1999 and the offering closed on February 11, 2000.  During the offering, R & R Ranching sold 100,000 units consisting of common stock and warrants, raising $125,000.

R & R effected a two-for-one forward split of its $.001 par value common stock on March 21, 2003.  Shortly thereafter, on March 26, 2003, R & R entered an agreement and plan of reorganization with GloTech Industries, Inc. (“GloTech Delaware”), a Delaware corporation, as reported on Form 8-K.  The agreement was finalized on March 31, 2003.  Under the agreement, R & R Ranching acquired 100 % of the outstanding shares of GloTech Delaware in exchange for approximately 82% of R & R Ranching's outstanding common stock making GloTech Delaware a wholly owned subsidiary of R & R Ranching.  Pursuant to the agreement, the Registrant changed its name to GloTech Industries, Inc. and Heinz Fraunhoffer became the sole director and executive officer.  GloTech Delaware was originally a technology-based company that incorporated in Delaware on July 18, 2002.  GloTech Delaware was organized to design and market safety products using electroluminescent, or “EL” technology developed in conjunction with the University of Florida.

Effective December 19, 2003, the Company entered into a Agreement and Plan of Reorganization (referred to herein as the “Share Exchange Agreement”) with Intra-Asia Entertainment Corporation, a Delaware corporation (sometimes referred to herein as “IAEC”), pursuant to which shareholders of IAEC would exchange their shares in IAEC for shares in the Company giving the Company control and ownership of the assets of IAEC and giving the shareholders of IAEC a majority of the shares of the Company.  That transaction has not yet been fully consummated but the intention of management of the Company and management of IAEC is to complete that transaction once audited statements for IAEC can be completed.   In furtherance, the Company effected a 5.37 to 1 reverse forward split of its $.001 par value common stock on January 2, 2004.

Business Description

Until June 29, 2004, the Company had, as its core business, the development for sale of Electroluminescent Technology-related items.  The Company intends to complete a transaction whereby it will acquire a controlling interest in an amusement park in China and, as is the intention of management, will the cessation of operations in its current core business.

Electroluminescent Technology

EL technology works by encasing phosphor powder in a polyester film.  When an electrical current is applied to the film, the phosphor molecules emit a light that is brighter than neon but generates virtually no heat.  By adding pigments to the phosphor powder, different colors of light can be created.  The resulting lamp is flexible and thin as paper and can be made in virtually any size or shape, making it adaptable to a wide variety of applications.  The proprietary products of the Registrant use battery-powered EL panels and strips that emit a high-intensity light but are cool to the touch.  Applications for this technology include products designed to enhance the safety of bicyclists, construction workers and emergency service personnel.  In addition, because of its bright, cool light, EL is ideal for applications where other light sources might create a fire hazard such as backlighting wristwatches and instrument panels in cars, boats and airplanes.

Target Markets

Prior to the planned January 2004 share exchange with IAEC, the Registrant had identified four markets that could readily utilize the EL technology: Vehicle Safety, Safety Apparel, Novelty, and Visual Enhancement/Emergency Lighting.  The Vehicle Safety market includes illumination for bicycles, motorcycles, scooters and wheelchairs.  Other applications include back-up lighting systems for gauges and instruments on aircraft and boats.  The Safety Apparel is designed for use by highway construction workers, traffic personnel, police officers and other people who need to be highly visible while working.  This market also encompasses use by joggers and walkers.  The Novelty market targets the general public's fascination with products that “light up.”  Novelty applications include concert glow jewelry and flashing sports team paraphernalia.  The Registrant, prior to the planned January 2004 share exchange, had been developing illuminated products targeting the Visual Enhancement and Emergency Lighting markets.  These markets include use by emergency rescue workers and fire fighters.

Because of the planned share exchange with IAEC, the Registrant discontinued and sold its current operations in the electroluminescent industry,

Products

Initially, the Registrant through GloTech Delaware was developing an EL product designed to enhance bicycle safety.  GloTech Delaware then began to target the safety apparel and novelty markets.  Most of these products use a standard compact battery pack.  Products include the following:

•

G1owBike™ is a set of four EL lamps that can be affixed to bicycle frame to illuminate the rider at night.  The GlowBike panels are available in green or aqua and provide continuous light for up to 8 hours or blinking light for up to 48 hours.

•

GlowVest™ is a mesh vest available in lime green or orange that incorporates three one inch by twelve inch EL lamps.  The GloVest is designed for joggers, construction workers, emergency personnel, law enforcement or anyone else who needs to be highly visible at night.  The GlowVest emits an aqua or green light that is much brighter than reflective vests traditionally worn by public safety workers.  The GlowVest provides continuous light for up to 12 hours or blinking light for up to 48 hours.

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

•

GlowLogo™ is a luminescent strip designed for use in the rear window of motor vehicles.  The GlowLogo can be ordered with any inscription or message and is suitable for promoting sports teams, advertising a business and other promotional uses.  The GlowLogo comes with an adapter that plugs into the vehicle's cigarette lighter and an eight-foot extension cord, eliminating the need for a battery pack.

•

GlowHat™ is an illuminating baseball cap with that can be ordered with the logo of sports teams, clubs, business names or other organizations.

With the change of control resulting from the IAEC share exchange with the Company, the Company plans to own a majority interest in a theme park in Weifang, Shandong Province, Peoples Republic of China, assuming satisfaction of the certain remaining conditions prior to consummating the transaction.  As a result, the Company discontinued it current operations and sold its subsidiaries and all rights to its electroluminescent products.

Licenses

The Company previously had through GloTech Delaware an exclusive license with the University of Florida Research Foundation (“UFRF”) to market products using its EL technology.  The license became effective on May 30, 2002 and was assigned to GloTech Delaware in November 2002 in exchange for 200,000 shares of common stock valued at $10,000 or $.05.  In exchange for the marketing rights to the EL application patents, the Company is obligated to pay to UFRL a royalty of 2% of the selling price of any products using their technology.  No minimum royalty was due for the first year; however, an increasing annual minimum royalty begins at $5,000 during the second year (which commenced November 2003) and increases annually to an $8,000 annual minimum royalty for the fifth year and years thereafter.  The Company has not paid the current amount due under this license agreement.

The Company through GloTech Delaware held a non-exclusive license agreement with sublicensing terms with the United States Centers for Disease Control and Prevention (“CDC”).  The license relates to certain patent-pending illumination technology owned by CDC.  The license provides that the Company pays $5,000 plus a royalty of 3% of net sales.  The license provides for minimum annual royalty payments of $2,500 for the first year and increasing annually to $15,000 for the fourth year and years thereafter.  The Company must also reimburse CDC for any costs related to the preparation, filing and maintenance of the patent rights.  The Company has not paid the current amount due under this license agreement.

The Company also had an exclusive license with sublicensing terms with Paul D. Mundy.  The license relates to certain patented designs owned by Mr. Mundy.  The license provides that the Company pays $10,000 plus a royalty of 3% of net sales of products using Mr. Mundy's patents.  The license provides for minimum annual royalty payments of $7,500 beginning in the second year and increasing annually to $15,000 for the fourth year and years thereafter.  The license also provides for additional payments of $25,000 upon $1,000,000 in cumulative sales, $75,000 upon $3,000,000 in cumulative sales and $100,000 upon $6,000,000 in cumulative sales.  The Company must also reimburse Mr. Mundy for any costs related to the preparation, filing and maintenance of the patent rights.  The Company has not paid the current amount due under this license agreement.

While these licenses constitute a significant portion of the intellectual property, of the Company, after the share exchange with IAEC, the Company has acquired additional assets that may make these intellectual property assets less significant.  Current management has not indicated whether any significant shift in strategy is required or planned with regard to the continuation or modification of these licenses.

Subsidiaries

In addition to GloTech Delaware, the Company, at December 31, 2003, had two other subsidiaries through its strategic alliance with UTEK Corporation of Delaware.  The subsidiaries are Advanced Illumination Technologies, Inc. (AITI) and Sports Technologies, Inc. (STI).  AITI holds the patent on an illuminated rope technology.  STI holds the license to an illuminated helmet technology for safety and novelty use.

Production

The Company outsourced product manufacturing with final assembly and customization initially accomplished in-house for quality control.  The products are in a modular design that is adaptable to different applications without affecting production rates.  Manufacturing of the EL lamps occurs overseas.  Suppliers included multiple sources for EL lamps within the US and Asia and an alliance with a power pack design company, which provides power supply technology.  However since the cessation of development of the products, no manufacturing is currently underway.

Proprietary Rights

UFRF has applied for application patents on its EL technology and applications in both the United States and international markets.  The United States Patent and Trademark Office has issued a patent only for certain uses and rejected other claims; the rights to full use of this technology cannot be guaranteed.  The Company has agreed to reimburse UFRF for any costs related to preparing, filing and maintaining all trademarks and patents.  The Company previously indicated its intention to protect its proprietary rights and but current management has not indicated that it will allocate any significant resources in fulfillment of this strategy.

Competition

A number of companies manufacture EL lamp devices.  Although the Company applied for a patent for the bicycle market, the patent gives limited protection and other participants may enter the bicycle market.  Potential competitors with established sales, marketing and distribution networks, such as established bicycle and sporting goods dealers, manufacturers and distributors have greater financial resources and could effectively eliminate the Company from this bicycle market.  These potential competitors could develop EL devices that may be less expensive, more attractive or have wider distribution than the Company's products.

Research and Development

The Company has ceased research and development because of the lack of financial resources and the change of control effected by the share exchange with IAEC.  The current indication of new management is that it will not pursue additional research and development of the above or related products.

Employees of the Company

The Company has no employees at this time.  The Chief Executive Officer serves without contract or compensation for his services.

Business relating to the Amusement Park

If all conditions to the Share Exchange Agreement are satisfied, the Company will engage in the amusement park business.  The following description of the Park will become relevant if and only if such conditions are met and the transaction is consummated.  Note that the following business description contains information current only through the end of 2002.  The availability of more current information in verifiable form is a condition precedent to the consummation of the transaction.

Business History

IAEC manages Weifang Fuhua Amusement Park, a large theme park located in China's eastern Shandong Province in the City of Weifang.  Attendance at the park has been sufficient to make it profitable since its opening in April 1994.  The park is strategically located in the center of the City of Weifang and is available to the city's approximately 8,000,000 residents and Shandong Province's approximately 90 million residents.

Weifang Fuhua Amusement Park is the largest amusement park in Shandong Province based on acreage and number of rides.  Convenient transportation via automobile, bus, train and airplane makes the park easily accessible to visitors.  The park is approximately 270 miles from Beijing and 400 miles from Shanghai.  Annual attendance at the park increased from 998,993 in 1996 to 1,208,606 in 2001.

The Company through IAEC will co-own the park with Weifang Neo-Luck (Group) Corporation, a Chinese corporation (the “Partner”) with diverse business interests, including ownership of the five-star Fuhua Hotel and two other hotels located in the vicinity of the park.

IAEC’s strategy is to combine an understanding of the interests of Chinese consumers with Western amusement and theme park management experience to make the park a profitable theme park.  IAEC plans to seek to increase attendance, per capita spending and revenues by:

•

building an indoor water park to decrease seasonal fluctuations in attendance at the park,

•

building new rides and other attractions, expanding the total size of the park;

•

enhancing the park's dining facilities;

•

enhancing the park's merchandising outlets, games and product offerings; and

•

expanding the parks marketing campaign.

Weifang Fuhua Amusement Park began commercial operations in April 1994, providing visitors with a high-quality and affordable family-oriented entertainment experience that will be strengthened by the planned improvements.  The design is intended to provide a full day of family entertainment and is divided into separate entertainment areas.  Upon entering the park, visitors walk along a quaint street, which resembles small-town America during the early part of the 20th century.  At the end of the street, a French castle rises high atop an island in the middle of a lake.  The park has a wide range of rides, including amusements designed for children, a high-tech simulator ride, a double-looping roller coaster, a “big wheel” and a water flume ride.  The park also has an outdoor theater.  The water park attractions, which visitors have been enjoying since 1995, are being renovated, and the water park is being turned into a large indoor water park.

IAEC holds its equity interest in the park through Weifang Fuhua Amusement Park Co., Ltd., which is a Chinese joint venture company organized in 1991 (the “Joint Venture”).  IAEC owns an 85% interest in the park, and the Partner holds the remaining 15% interest.

IAEC does not currently have any other business operations outside of the Park.  United States operations have been limited to activities related to the management, development and financing of the park and to the potential acquisition of other amusement parks in China and, possibly, in other countries.  Although IAEC has a subsidiary that is incorporated in the British Virgin Islands, that subsidiary has not conducted any business operations and does not have any assets.

Indoor Water Park

In 2001, IAEC began constructing an indoor water park to replace the existing outdoor water park.  The water park will occupy approximately 23,000 square meters and will be covered by a glass enclosure.  The purpose of creating an indoor leisure park in a highly urban setting is to provide a year-round opportunity for guests to relax and enjoy themselves in a lush natural setting with many water features in a striking glass structure.

Development Strategy

Management of IAEC believes that there is a significant difference between an amusement park and a theme park, and that a theme park offers a better opportunity for increased revenues and profits.  An amusement park resembles a large carnival and consists of various rides and attractions that generally are unrelated to each other and that do not have a unifying theme.  By contrast, a theme park is divided into several areas or sections, each of which has a different theme that unites its rides, restaurants, merchandise outlets and other attractions, thereby creating an attractive atmosphere and ambiance.  IAEC believes that the pleasant and enriching atmosphere and ambiance of a theme park may encourage visitors to spend more time at the park by visiting all of the park's themed areas and to purchase more food, merchandise and ride tickets.  IAEC also believes that the creation and operation of theme parks in China presents a very attractive opportunity that has not yet been exploited by any other park owner.

Although IAEC has not yet determined the themes that will be developed at the park, the goal is to develop themes at the park as part of an effort to expand and improve the park.  IAEC also intends to add quality rides and attractions and to enhance the overall quality of the park.  IAEC plans to expand the total size of the park by utilizing an adjacent plot of land.  In addition, IAEC plans to increase marketing efforts to inform residents of Shandong Province of the new features and attractions.  IAEC plans to introduce new rides and attractions in an effort to increase per-visitor revenues and return visits.  IAEC expects that new rides and attractions may also increase the amount of time each visitor spends at the park, with resulting increases in food, merchandise and game revenues.  In addition, IAEC plans to add new landscaping to the park, refurbish restaurants and improve the quality of merchandise in order to maintain the park's status as Shandong Province's largest amusement park.  IAEC intends to develop an expansion plan that will focus on adding indoor “dark-rides,” a new generation of thrill rides and roller coasters, and live entertainment.  A dark ride is a highly themed ride such as Disney's “It's a Small World” that transports visitors through an enclosed structure by means of a boat or other vehicle.

Attendance

IAEC believes that attendance at the park will depend primarily upon the introduction of new rides and attractions, as well as local economic conditions, the effectiveness of management and its marketing efforts, the quality of the entertainment experience offered and the degree of competition in the area.  IAEC believes a policy of periodically adding new rides and attractions may boost attendance.  IAEC also believes that attendance may be further increased upon conversion of the existing amusement park into a comprehensive theme park..

The park is open daily from 8:30 a.m. to 10:00 p.m. during the summer and from 9:00 a.m. to 5:00 p.m. during the rest of the year.  The park experiences its highest attendance on weekends and holidays.  Although the park is open throughout the year, most of its attractions are open-air, and attendance and revenues are significantly affected by weather, the school calendar and public holidays.   Weather greatly influences the park's attendance in the winter.  The seasonality of the attendance patterns is evidenced by the fact that, based on admission revenue from 2000 through 2002, on an average basis only 19% of the annual attendance came to the park in the five months from November to March, while 81 % came in the seven months from April to October.  IAEC expects that the new year-round indoor water park may have a positive effect on seasonality but there is limited proof from which to base specific projections.

Advertising, Marketing and Promotion

IAEC markets and promotes the park on a local, regional and national basis via television and newspaper advertising, informal relationships with various travel agencies and special promotional events.  IAEC has advertised on radio and television stations in all major metropolitan centers in Shandong and distributes flyers and other printed commercial materials in various Shandong cities.  In addition, IAEC periodically has authorized the country's nationwide television network, China Central Television, Shandong Provincial TV Station and neighboring cities' television stations to shoot films and special programs inside the park.  Management of IAEC has expressed its intension to continue to host movie, television and music stars in order to increase attendance and promote visitor spending in the park.  Members of the park's sales force tour throughout Shandong Province with performers from the park who conduct live public performances to promote the park.  The park also receives support from the Shandong provincial and Weifang city governments and tourism bureaus.

The park's Sales and Marketing Department has established informal relationships with a number of travel agencies, including Shandong International Tourist Group, one of the largest tourist companies in China, Qingdao Chunqiu Travel Agency and Shunzheng Travel Agency.  Through these travel agencies IAEC provides seasonal discounts to improve attendance in the low season.  Also important to promoting sales, the park has benefited, and is expected to continue to benefit, from improvements to the well-developed transportation infrastructure in Shandong Province.

The park currently has five sales offices outside Weifang, which are located in Qingdao, Jinan, Zibo, Dongying and Yantai.  In addition to selling tickets directly, these sales offices work with local tour operators to develop tour packages to the park and promote the park via local advertising.  Most of the cities in which IAEC has sales offices are connected to the park via recently completed highways.  The Partner also owns a major local bus company that operates between Weifang and Qingdao, Dongying, Sheba and Rizhao, and arranges excursions to the park..

Management and Employees

IAEC directly employs only three persons: All other employees who are associated with the park are employed by the Partner or the Joint Venture.  Through the Joint Venture, the park employs five key managers located in Weifang.  Through the Partner, the park employs an average of 320 full-time and temporary workers, who are compensated directly by the Joint Venture.  During the summer high season, the number of employees typically peaks at approximately 380 people, while during the off season employees generally number slightly over 310.  Every new staff member is required to participate in a six-day training program prior to beginning work.  During this training period, new staff members are educated on the history, rules and bylaws of the park.  Full-time staff receives a special three-month training program, and there are also training sessions on specific topics, including customer satisfaction, first aid and safety.  IAEC believes that relations with the park's employees are good.

Management of the park is divided into several departments, each department overseeing one aspect of the park's operations such as merchandising, food and beverages and accounting.  A director manages each department and reports to a vice general manager or to a general manager.  A vice general manager supervises four departments and reports to a general manager.  IAEC sends new management personnel to overseas parks to give them firsthand knowledge of Western management techniques.

Each department maintains a high degree of accountability, and staff bonuses are based on both departmental and individual performance.  The wages paid at the park are competitive with the local market.

Maintenance and Safety

Historically, Park maintenance personnel inspected all rides each operating day and conducted formal ride inspections on a weekly basis.  The maintenance team consists of 14 technicians and employees, each of whom is required to be a qualified maintenance technician.  Upon being hired, each technician receives training in operational procedures, safety inspection and routine maintenance.  Periodically, some maintenance technicians are sent to Japan where they receive advanced training in safety inspection and maintenance from Japanese ride manufacturers.  Although the risk of injury cannot be eliminated, management believes it is taking appropriate steps to protect guests and employees at the Park..

The Park has maintained insurance of the type and in the amounts that management of IAEC believes are commercially reasonable and available to businesses in its industry, including a liability policy that covers losses on a per accident basis and fire and extended policies which also cover the Park for malicious damage.

Competition

Rising living standards in China have led to a greater demand for recreation and entertainment.  The amusement park industry in China is highly fragmented, and there is no nationwide amusement park operator.  Parks similar in size to Weifang Fuhua Amusement Park are managed by different operators.  Within a park's regional market area, the principal factors affecting competition include location, price, uniqueness and perceived quality of rides and attractions, and the quality of entertainment and food the parks offer.  IAEC management believes that a sufficient variety of rides, attractions, restaurants, merchandise outlets and family orientation enable a park to compete effectively.  IAEC management also believes that an amusement park is likely to succeed only if it can develop into a high-quality Western-style regional destination theme park.  Based upon IAEC management's belief that most of China's amusement parks offer a very rudimentary amusement experience, IAEC management believes the park is, and other parks that IAEC may develop may be, positioned to build market share and become major entertainment and leisure destinations in China and elsewhere.

The park is located in the City of Weifang in Shandong Province.  Shandong Province has a population of approximately 90 million.  Shandong Province had the third-largest economy among Chinese provinces.  The City of Weifang is located in the southeast of Shandong Province within a 2 1/2 hour drive of some of the largest cities in the province including: Jinan, Zibo, Dongying, Qingdao and Lingyi.  Weifang is also an important railway center, accommodating 5.5 million travelers per year.  The majority of Weifang's suburban population lives less than half an hour from the city center.

Weifang is home to a number of large companies as well as five colleges and universities.  Companies include Haiyang Chemical Group, China's largest salt and alkali facility, and Weifang Huaguang Technology, an electronics manufacturer.  The city is home to several universities including Bohai University, which is located approximately one mile east of the park.  Across the street from the park, the Weifang government is constructing a large cultural museum, one of the largest in Shandong.  The museum is expected to draw many tourists from around Shandong Province and will enhance Weifang's status as a destination city.  Weifang City Hall and the entire city government relocated directly south of the park in the summer of 1998.  In addition, Weifang is known in China for its annual International Kite Festival which is held in April and attracts many visitors from China and other countries.

The Park currently faces competition from an amusement park in Shandong which is located in Qingdao.  Grandlink World opened in July 1998.  The Park has a well-themed selection of children's rides and has a go-cart track, roller coaster, swinging pirate ship and flying carousel.

Government Regulation of Amusement and Theme Parks

The entertainment industry is part of the services industry in China.  Operations at amusement and theme parks in China are subject to state and local governmental regulations including foreign investment limitations and safety, tourism, labor, health and other relevant regulations applicable to amusement and theme park operations.  The Ministry of Foreign Trade and Economic Cooperation enacts the policies and regulations regarding foreign investment limitations in the entertainment industry.  The other relevant regulations are issued or implemented by the Technological Supervision Bureau, the Ministry of Construction, the Ministry of Public Security Affairs, the Ministry of Labor, the State Tourism Administration and the State Administration of Industry and Commerce.

Under the Administrative Rule of Entertainment Places issued by the State Counsel, effective .as of July 1, 1999, an amusement or theme park or other entertainment industry enterprise cannot be entirely foreign-owned.  As a result of China's entry into the World Trade Organization, however, it is possible that this restriction on foreign investment may be eliminated in the future.  Although the form of Sino-foreign joint venture in which the park is operated is acceptable, the joint venture company's term is limited to 30 years pursuant to its registration certificate.

The Technological Supervision Bureau is a government agency under the jurisdiction of the State Council.  The Technological Supervision Bureau plays the leading role in the supervision of the facilities and management of amusement and theme parks.  The Technological Supervision Bureau is responsible for, among other things:

•

Formulating and implementing the policies, rules and regulations regarding metrology standards and quality control;

•

Carrying out quality and safety supervision and inspection in industrial sectors and market places;

•

Organizing the investigation of major accidents caused by the quality of products;

•

Issuing licenses to industry for the production of goods;

•

Developing, approving, issuing and revising national standards;

•

Coordinating programs for developing national and sector standards and local standards;

•

Supervising the implementation of standards; and

•

Enforcing applicable laws and regulations pertaining to amusement and theme parks.

The Technological Supervision Bureau has promulgated various rules and regulations that are intended to regulate entertainment parks, such as the Rule on Safety Supervision on Game Machines and Recreational Facilities issued in 1994, and the Safety and Service Requirement in Places of Entertainment issued in 1997 regarding the safety requirements relating to the design, production, sales, purchase, installation, inspection, operation and management of entertainment parks and facilities.

According to these rules, amusement and theme parks are required to establish a safety management system and first aid measures.  The safety management system includes but is not limited to formulating policies regarding operational rules and employees' ethics and periodically inspecting and maintaining equipment and facilities.  The first aid measures include providing rescue personnel for water recreational facilities and maintaining records of accidents.  All local governments also are responsible for stringently enforcing these rules.  If the operators of amusement parks fail to implement the safety requirements set forth in the rules, they will be penalized under the rules.  If an accident occurs in an amusement or theme park, unless the operator can provide sufficient evidence that demonstrates its lack of responsibility for the accident, it will be wholly or partially liable for all the losses and damages caused by the accident.

Weifang Fuhua Amusement Park Co., Ltd.

The Joint Venture, which was established in 1991 and in which IAEC owns an 85% interest, is the owner of the park.  The Joint Venture is a “Sino-foreign equity joint venture” formed under Chinese law.  The remaining 15% interest in the Joint Venture is owned by the Partner, which is a Chinese corporation owned by the Weifang State Asset Administration Bureau.

The Joint Venture operates under an agreement between the Partner and IAEC.  The agreement continues until 2021.  Among other things, the IAEC agreement with the Partner provides that the Joint Venture will be managed by a board of directors consisting of seven members.  IAEC is entitled to appoint five of the seven directors, and the Partner is entitled to appoint the remaining two directors.  Every action by the board of the Joint Venture must be approved by at least four directors.

The Partner has diverse business interests in foreign trade, tourism, light industry, marble products, plastics and financial services.  It owns and manages the five-star Fuhua Hotel and two other hotels located in the vicinity of the park.  The Partner has emerged as a leading company in Shandong Province and is ranked among the largest 1000 companies in China.

Item 2. Description of Property

The Company does not presently own any real property.

At December 31, 2003, the Company had certain items of equipment and inventory related to the business of GloTech which it has stored at no cost and under no contract with a real estate development company affiliated with one of the officers.  IAEC's administrative offices are located in Los Angeles, California where it leases approximately 2176 square feet of office space pursuant to a month-to-month lease that has monthly rental payments of $4,200.

The Joint Venture has leased the land on which the Park is located from the Partner.  The lease covers 235,680 square meters of land and expires on October 31, 2015.  IAEC has an option to extend the lease to 2032 provided that the Joint Venture's business license is renewed.  Annual lease payments are approximately $604,000.  Beginning October 31, 2005, and continuing every fifth-year thereafter for the remainder of the lease term, lease payments will increase by 5%.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 4. Submission of Matters to a Vote of Security Holders

We obtained written consent, effective as of December 19, 2003, from a majority of holders of securities, in lieu of a special meeting in conformity with Nevada Law, to approve of the Agreement and Plan of Reorganization with IAEC.  68% of the Shareholders consented to the transaction allowing us to proceed.  This Reorganization Plan included anticipated changes in Management including new officers and directors.  The matter was not separately submitted to a vote at a meeting and no separate solicitation for proxy or other materials was submitted to the security holders.  Upon completion of the share exchange contemplated in the Reorganization Plan, current management intends to have two separate individuals serve in the capacities of Chief Executive Officer and Chief Financial Officer and also implement the creation of an audit committee as part of contemplated board restructuring. While these actions have not yet been implemented, we believe that they will better serve our company.  This was the only matter submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company's common stock is eligible to be traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol “IRAE,” and in the National Quotation Bureau, Inc. (“NQB”) “pink sheets” under INTRA-ASIA ENTERTAINMENT CORPORATION Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service.

The following table sets forth the range of high and low bid prices of the Company's shares for each quarterly period for the past year as reported by the OTCbb. These prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Period (1) (2)	High	Low
First Quarter, 2003	$16.11	$12.61
Second Quarter, 2003	$13.43	$3.16
Third Quarter, 2003	$4.73	$1.71
Fourth Quarter, 2003	$4.18	$0.48

(1) Through December 31, 2003

(2) The stock did not trade prior to March 31, 2003.

As of June 30, 2004 there were approximately 165 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Purchases of Equity Securities

In the final quarter of fiscal 2003, the Company purchased no shares of common stock or other securities.  In March 2003, the Company repurchased and cancelled 3,500,932 shares of their issued and outstanding common stock for cash of $200,000 (or approximately $.05713 per share).  This was the only repurchase of shares by the Company during 2003.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

On December 5, 2003, effective as of December 19, 2003, the Company entered into an “Agreement and Plan of Reorganization” calling for a merger with Intra-Asia Entertainment Corporation (“IAEC”).  That transaction was approved by the Board of Directors and by a majority of the shareholders.  Pursuant to that Agreement and Plan of Reorganization, the Articles of Incorporation were amended, changing the name of the Company to Intra-Asia Entertainment Corporation and, on January 2, 2004, in conformity with the Agreement and Plan of Reorganization, the Company began trading under a new symbol “IRAE” and reverse-split its shares such that each 5.37 shares of stock outstanding became 1 new share.  The transaction was announced but, due to the inability of the acquiree to provide financial information in a form that could be audited, the transaction was not fully consummated.  At present, Management is working to complete the contemplated transaction.

In preparation of the reorganization contemplated in the Agreement and Plan of Reorganization, Heinz Fraunhoffer resigned as Chief Executive Officer and Chief Financial Officer effective December 19, 2003, appointed James A. Reskin as an interim Chief Executive Officer and Chief Financial Officer effective December 19, 2003 and then Mr. Fraunhoffer resigned from the Board of Directors which resignation was deemed effective in February 2004 with the installation of new directors.  Pursuant to the terms of the Agreement and Plan of Reorganization, new directors of the Company were appointed.

Our Company

Intra-Asia Entertainment Corporation was primarily a technology-based company that incorporated in Nevada on August 3, 1998 and has carried on its operations through its subsidiary Glotech Industries, Inc. which was incorporated in Delaware on July 18, 2002. Intra-Asia was organized to breed and raise bison but later discontinued those operations and entered into research to design and market safety products using electroluminescent, or “EL” technology developed in conjunction with the University of Florida.

Intra-Asia held the worldwide license and intellectual property rights for these electroluminescent applications until June 29, 2004 at which time the company discontinued these operations and sold the subsidiaries and all assets. Patents on the EL technology are currently pending in the United States and abroad. Our corporate headquarters are located at 1111 Corporate Center Road, Suite 203B, Monterey Park, CA 91754. Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “IRAE.”

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

Current management has indicated that it does not intend to continue developing and marketing products using EL technology or seeking other illumination technologies to augment our existing products.  The fact that we have entered into an Agreement and Plan of Reorganization with IAEC (referred to sometimes as the “Reorganization Plan”), will require us to significantly shift the focus of our business.

While there is no specific provision in the Reorganization Plan for increasing or reducing our product line, current management has indicated that a significant shift in strategy away from this operation is planned. With the contemplated merger, we will own a majority interest in an amusement park in Weifang, a city in the Shandong province of the Peoples Republic of China.  Accordingly, Management discontinued the current operations and sold the operations during June 2004.

Market Response

The GlowBike” concept has received many favorable reviews from news media, bicycle retailers, and consumers. Articles concerning the initial invention and application for bicycles have appeared on ABC.com, in BusinessWeek, on USAToday.com, in Engineering Times, in the Tampa Tribune, in Yes Mag (Canada), in Bild der Wissenschaft (Germany), and in Current Science magazine.

In addition to these responses, we have received several communications from parties interested in producing and distributing various Intra-Asia technologies. These responses have come from the U.S., China, Taiwan, the Netherlands, Germany, and the U.K. Intra-Asia has previously undertaken the negotiation of distribution agreements with parties in Germany, Italy, the Netherlands and France. We have also, from time to time undertaken negotiations and discussions regarding our products with law enforcement agencies and safety and rescue personnel in the United States.  Current management has indicated that a significant shift in strategy away from this plan of operations, which might affect these or future negotiations, is planned.

Our Licensing Agreements

We previously entered into an exclusive license agreement with the University of Florida Research Foundation to market products using their EL technology. The license became effective on May 30, 2002 and was as assigned to us in November of 2002 in exchange for 37,244 shares of common stock valued at $10,000 or approximately $.02685. In exchange for the marketing rights to the University’s EL application patents, we will pay a royalty of 2% of the selling price of any products using their technology. There is no minimum royalty for the first year, however, an increasing annual minimum royalty begins at $5,000 during the second year and increases annually to an $8,000 annual minimum royalty for the fifth year and years thereafter.

We previously held a non-exclusive license agreement with sublicensing terms with the United States Centers for Disease Control and Prevention. The license relates to certain patent-pending illumination technology owned by CDC. The license provides that we pay $5,000 plus a royalty of 3% of net sales. The license provides for minimum annual royalty payments of $2,500 for the first year and increasing annually to $15,000 for the fourth year and years thereafter. We are also required to reimburse CDC for any costs related to the preparation, filing, and maintenance, of the patent rights.

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

While these licensing agreements constitute a significant portion of our intellectual property, under the Reorganization Plan, we will acquire additional assets which may make these assets less significant. Current management has indicated that it will make a significant shift in strategy thereby seeking discontinuation or assignment is planned with regard to the continuation or modification of these licensing agreements or any intellectual property governed thereby.

Our Subsidiaries

During the last twelve months, we have acquired two subsidiaries through our strategic alliance with UTEK Corporation of Delaware. The subsidiaries are Advanced Illumination Technologies, Inc. (AITI) and Sports Technologies, Inc. (STI). AITI holds the patent on an illuminated rope technology that we believe will be applicable in emergency situations. STI holds the licensing rights to an illuminated helmet technology that can be used for safety and novelty use.  These subsidiaries, along with Glotech Industries, Inc. were sold during June 2004 as part of managements plan to discontinue all current operations.

Production

Our manufacturing was outsourced with final assembly and customization done in-house for initial quality control. We built our products with a modular design that can be readily adapted to different applications without affecting production rates. Production capacity can be easily and dramatically increased as manufacturing and final assembly can be fully outsourced overseas where the EL lamps are currently being manufactured and labor costs are low. Current suppliers include multiple sources for EL lamps within the US and Asia and an alliance with a power pack design company, which provides power supply technology.  We had begun the process of investigation of manufacturing arrangements whereby most, if not all, of the production process will be sourced to others at our direction.  Presently, current management does not intend to continue these investigations.

Proprietary Rights

The University of Florida Research Foundation has applied for application patents on their EL technology and applications in both the United States and international markets. At the date of this report, the patents have not been issued and the rights to this technology cannot be guaranteed. We have agreed to reimburse the University for any costs related to preparing, filing and maintaining all trademarks and patents. We previously indicated our intention to protect our proprietary rights to the full extent permissible by law but current management has indicated that a significant shift away from this strategy is planned.

Competition

There are a number of companies that manufacture EL lamp devices. Although we have applied for a patent for the bicycle market, if the patent is not granted, other participants may enter the bicycle market. We believe that we have a significant lead-time on potential competitors; however, there can be no assurance of a sustainable advantage. Potential competitors with established sales, marketing and distribution networks, such as established bicycle and sporting goods dealers, manufacturers and distributors could challenge our market position. In addition, these potential competitors could develop EL devices that may be less expensive, more attractive, or have wider distribution than the Intra-Asia products.  Absent a continued push to maintain or expand any competitive advantage, we could lose whatever market advantages we have established to date.

Research and Development

We are not currently developing additional products using our EL technology or seeking to acquire and/or develop other illumination technologies based upon the pending transaction with IAEC. Research and development costs for the nine months ended December 31, 2003 were $20,238.

Results of Operations for the Nine-Month Period Ended December 31, 2003

Effective March 23, 2004, the Company elected to change its fiscal year from April 1 through March 31 to a calendar-based year.  As a result, the information set forth below reflects the nine-month period from April 1, 2003 (the beginning of our fiscal year) to December 31, 2003 (the end of our new fiscal year).

During the nine months ended December 31, 2003, we generated $8,535 in revenue from continuing operations. Cost of goods sold during this period was $35,229 resulting in gross loss of $26,694. General and administrative expenses during this period were $1,197,414 and we recognized a loss for impairment of $45,817. As a result of these factors, we realized a net loss of $1,289,373 during the nine months ended December 31, 2003.

The Company had limited operations prior to April 2002 as its prior business had ceased operations and been sold and the entity known as GloTech Industries, Inc., had limited operations.  For that reason, comparisons are not explanatory and the financial data attached as an exhibit presents information from inception without comparison.

General and administrative expenses during the period consisted of advertising costs, research and development costs, website maintenance, office rental and salaries. We also had additional professional and acquisition expenses associated with acquiring the AITI and STI subsidiaries as well as ongoing legal, accounting and other professional fees relating to preparing and filing our public reports.  We recognized a loss for impairment relating to discontinued operations of our core business.

The cumulative net loss from inception on July 18, 2002 through December 31, 2003 was $1,429,216.

Liquidity and Capital Resources

Total assets at December 31, 2003 were $2,497,611. Current assets at December 31, 2003 were $68,957 consisting of $12,009 in cash, $1,765 in accounts receivable, $5,354 in inventory and $49,829 in prepaid assets. We also had property and equipment with a net value of $6,350. Other assets totaled $2,422,304. These assets consisted of definite-life intangible assets of $0 relating to our licensing agreements and patent application, and goodwill of $2,421,804 relating to the acquisition of our subsidiaries. Total liabilities at December 31, 2003 were $107,344 consisting of $17,528 in accounts payable, $20,535 in accrued payroll (of which $10,000 was to a related party), $2,614 in accrued interest , $50,000 in loans to related parties and $16,667 in convertible debentures (based on net of discounts of $183,333 for stock and warrants granted).

Plan of Operation

Current management has expressed its intention not to continue pursuing operations using the electroluminescent technology and has sold our subsidiaries and all current operations related to EL. In furtherance, we entered into the Reorganization Plan that will effect a share-exchange with an entity known as Intra-Asia Entertainment Corporation (also referred to herein as “IAEC”) whereby new management has taken over and where our asset base will become an amusement park in Weifang, China assuming consummation of the contemplated transaction.  Given that, this plan must be viewed with the understanding that a substantial portion of our business and likely all of our revenues will be derived from that amusement park.

Because we are a recently formed company that has not yet achieved profitable operations, our auditors have expressed substantial doubt about our ability to continue as a going concern.  It was on this basis that we undertook the Reorganization Plan.  Current management believes we have sufficient cash on hand to meet nominal expenses for the short period until the share-exchange contemplated under the Reorganization Plan takes effect but we will likely require additional funds to fully implement our business plan and current management has not indicated whether any significant influx of cash or resources will be forthcoming to implement the business plan on which we have traditionally operated.  To generate capital, we may sell common stock or seek loans from officers, directors or shareholders or others. However, there is no assurance that we will be successful in raising additional capital or achieving profitable operations. Other than as discussed in this report, we do not have any material commitments for capital expenditures during the next twelve months.

Item 7. Financial Statements

The Company's financial statements include a Consolidated Balance Sheet as of December 31, 2003; Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the nine months ending December 31, 2003 and for the period from inception on July 2002 through March 31, 2003 and December 31, 2003; Consolidated Statement of Stockholder’s Equity from inception on July 2002 through December 31, 2003; and related notes.  These financial statements have all been examined to the extent indicated in their report by, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein starting with page 55.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

There is market risk in the amusement park industry, since it is driven by leisure spending habits of consumers.  The market risk of the EL business is not a factor given the intent of management to restrict operations and sales. Management of IAEC is attempting to mitigate some of the risk associated with the seasonal aspects of the amusement park industry by building an indoor water park.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.   Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Company of its disclosure controls and procedures as of December 31, 2003, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.

(b)

Changes in internal controls.  There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages, and offices held with the Company by its directors and executive officers:

Name	Age	Position
Stanley Wu (1)	71	Chairman of the Board
Duo Wang (2)	42	Director
Davisson Wu (3)	41	Director
Jun Yin (4)	43	Director
James Reskin (5)	45	Chief Executive Officer and Chief Financial Officer

The business experience of each of the persons listed above during the past five years is as follows:

(1)

Mr. Stanley Wu is the founder and Chairman of the Jimswood Group of companies in California, which have holdings and joint venture interests in Japan, China, Mexico and the United States.  In connection with Jimswood Group and its subsidiaries and affiliated companies, Mr. Stanley Wu was involved in the development, ownership and management of hotels and other properties in the travel and leisure industry.  Mr. Stanley Wu was educated in Taiwan and Japan and holds a degree from Waseda University in Japan.  He is fluent in the English, Japanese and Chinese languages.  Stanley Wu is the father of Davisson Wu.

(2)

 Mr. Duo Wang has served as a member of the Board of Directors of IAEC since August 1999 and as its Chief Financial Officer since November 2001.  He has been Vice President of Business Development at Weifang Neo-Luck (Group) Corporation since October 1999 and served as Manager of the Finance Department of Weifang Neo-Luck (Group) Corporation from January 1999 to September 2000.  Mr. Wang has also served as a director of Weifang Fuhua Amusement Park Co., Ltd. since October 1991.  Weifang Neo-Luck (Group) Corporation, a strategic partner in Weifang Fuhua Amusement Park, has diverse business interests in foreign trade, tourism, light industry, marble products, plastics and financial services.

(3)

Mr. Davisson Wu has been the President of Shandong Jimswood Industrial Co., Ltd., a Chinese stone care and polishing products company, since 1994.  He has been a member of the Board of Directors of IAEC since November 1997 and has served as Secretary since November 2000.  Previously, Mr. Davisson Wu was President of Jimswood Investment & Development Co.  He is currently a director of Yuhui Investment Management Co., a Hong Kong-based investment company.  Mr. Davisson Wu is a graduate of UCLA with a BA in Economics (with Honors) and a Master’s Degree from the UCLA School of Architecture & Urban Planning.  He was also awarded an MBA degree from Barrington University.  Davisson Wu is the son of Stanley Wu.

(4)

Mr. Jun Yin has served as a director of IAEC since 1997.  Mr. Yin has served as a director of Weifang Fuhua Amusement Park Co., Ltd. since August 1991 and Chairman since March 1991 and President from March 1991 to 1999 of Weifang Neo-Luck (Group) Corporation.

(5)

Mr. James Reskin is a graduate of Occidental College and Northwestern University School of Law.  He practiced law with Katten, Muchin, Zavis, Pearl and Galler (now known as KMZ Rosenman) where he practiced in the area of real estate and syndications.  He acted as a correspondent lender to small life insurance companies and other funds with Mid-North Financial Services in Chicago before beginning real estate development with the firm RLB Properties, Ltd. which he founded in Louisville, KY.  In addition to practicing law in his own firm, James A. Reskin & Associates since 1986, he has been providing consulting services to small businesses as a founding partner of Practical Business Concepts, LLC.  He helped create and was the original director of operations of the Center for eWorld Education, an innovative educational institution founded by Bellarmine University.  He served as president and later CEO of FullCircle Registry, Inc. (OTCbb: FLCR) until March 2003.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company pays each director warrants for the purchase of 100,000 at $.20 per year for service on the Board of Directors.

Any non-employee director of the Company is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Nevada law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer serves at the discretion of the Board of Directors.

As a company that is not registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, the Company’s officers, directors and shareholders holding more than a 10% interest are not subject to the requirements to file forms 3, 4, and 5 under Section 16(a) of the Securities Exchange Act of 1934.

Board Governance

1.

The Company has instituted an audit committee which will be comprised of Mr. Duo Wang and Mr. Stanley Wu and Mr. Jun Yin.  The Audit Committee is intended to confer with the Company's independent auditors regarding the scope and adequacy of annual audits; reviews reports from such independent auditors; and meets with the independent auditors to review the adequacy of the Company's accounting principles, financial controls and policies. The Audit Committee has not yet met nor has it conferred with the independent auditors. The current members of the audit committee have not been determined to be independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. ("NASD") listing standards and the Audit Committee Qualifications of Rule 4350(d)(2). The Board of Directors has determined that Mr. Duo Wang, who has served as the CFO of IAEC, will serve as the Audit Committee Financial Expert for the Company.

2.

The Company has adopted a code of ethics for the Chief Executive Officer and Financial Executives.

Item 10. Executive Compensation

The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal years ended December 31, 2002 and 2003, to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

Company Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Fred Hall, CEO	2001-2002	-0-	-0-	$14,013 (1)
Heinz Fraunhoffer, CEO	2002- 2003	$45,000	-0-
Heinz Fraunhoffer, CEO	2003-12/19/03	$80,000	-0-
James A. Reskin, CEO	12/19/03-2004	-0-	-0-	$10,000 (2)

(1)

Mr. Hall was paid in the form of a consulting contract.

(2)

Mr. Reskin provided certain legal services to the Company and was paid his legal fees.

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has been advised that IAEC does have performance bonuses and/or profit sharing as part of its employment contracts with key employees but this information has not been provided to current management.

Item 11. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

Beneficial Ownership Tables.

The following table sets forth the beneficial ownership as of June 30, 2004, of (i) persons who own more than five percent of the Company's common stock and (ii) the current directors and executive officers of the Company (individually and as a group):

Name	Positions Held	Shares Owned	Percent Owned
Weichang International	Stockholder	39,530,400	64.70%
Heinz Fraunhoffer	Former CEO, CFO and Director	391,062	0.64%
Davisson Wu	Director	1,592,080	2.61%
Stanley Wu	Director	3,740,240	6.12%
Jun Yin	Director	-0-	0%
Duo Wang	Director	-0-	0%
James Reskin	CEO, CFO	403,477	0.66%
All directors and executive officers as a group (5 persons)		5,735,798	9.39%

Equity Compensation Plan Information.

A summary of the status of the options granted under the Company’s stock-based employee compensation plan is presented below.

	For the Nine Months Ended December 31, 2003		From Inception on July 18, 2002 Through
			March 31, 2003		December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	-	-	-	-	-
Granted	130,354	$1.34	-	-	130,354	$1.34
Exercised	-	-	-	-	-	-
Forfeited	130,354	$1.34	-	-	130,354	$1.34
Expired	-	-	-	-	-	-
Outstanding at end of period	-	-	-	-	-	-
Weighted average fair value of options granted during the period	130,354	$3.22	-	-	130,354	$3.22

There are presently no plans in force nor does management contemplate the immediate implementation of any compensation arrangements for any employees, advisors, vendors, customers, suppliers or lenders.

Item 12. Certain Relationships and Related Transactions.

•

In November 2002, The Company issued 37,244 shares of their previously authorized but unissued common stock to UFRF in exchange for a license agreement to use certain patents, pending patents, trademarks, etc. that are related to inventions owned by UFRF. The shares were valued at $10,000 (or approximately $.2685 per share).

•

In December 2002, the Company issued a total of 18,623 shares of their previously authorized but unissued common stock to two consultants for services rendered.  The shares were valued at $5,000 (or approximately $.2685 per share).

•

In December 2002, the Company issued 93,110 shares of their previously authorized but unissued common stock for $50,000 in cash (or approximately $.537 per share).

•

From inception through February 27, 2003, we had received various loans from an entity related to shareholders of the company. At March 31, 2003, a total of $116,750 had been loaned and the unpaid balance was $81,750. In April of 2003, the remaining balance on the loan and accrued interest of $1,750 was paid in full.

•

In March 2003, the Company issued 931,099 shares of their previously authorized but unissued common stock pursuant to a private offering for $500,000 in cash (or approximately $.537 per share).  The Company received $100,000 of the proceeds in April and May 2003.

•

In March 2003, the Company issued 4,134,079 shares of their previously authorized but unissued common stock to former shareholders of GTI Subsidiary as part of an Agreement and Plan of Reorganization.

•

In March 2003, the Company repurchased and cancelled 3,500,932 shares of their issued and outstanding common stock for cash of $200,000 (or approximately $.05713 per share).

•

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

•

In May, 2003 we paid accrued consulting fees of $36,000 to Technology Management Group, LLC for management services. Technology Management Group LLC is one of our shareholders.

•

In June 2003, the Company issued 9,311 shares of their previously authorized but unissued common stock to a former officer of the Company as an employment bonus valued at $36,000 (or approximately $3.8664 per share).  All 9,311 of these shares were returned and cancelled in September 2003.

•

In June 2003, the Company issued 186,220 shares of their previously authorized but unissued common stock to UTEK Corporation as part of an acquisition of a subsidiary, AITI, valued at $740,000 (or approximately $3.9738 per share).  At the time of acquisition, AITI’s assets and liabilities consisted of $50,000 of cash, $4,996 of definite-life intangible assets and $5,000 of accounts payable. In July 2003, the Company issued 12,770 shares of their previously authorized but unissued common stock to UTEK Corporation for consulting services valued at $37,714 (or approximately $2.9533 per share).  In August 2003, the Company issued 396,649 shares of their previously authorized but unissued common stock to UTEK Corporation as part of an acquisition of another subsidiary, STI, valued at $1,831,800 (or approximately $4.6182 per share). At the time of acquisition, STI’s assets and liabilities consisted of $100,000 of cash, $10,000 of definite-life intangible assets and $10,000 of accounts payable.  In June and September 2003, UTEK Corporation made payments totaling $15,000 on behalf of The Company. The entire $15,000 debt was later forgiven and, due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.  In July 2003, the Company issued 68,571 shares of common stock to UTEK Corporation for consulting services valued at $37,714 or $.55 per share. UTEK immediately prior to the share exchange of the Company with IAEC was one of the two largest shareholders of the Company.

•

On June 20, 2003 we entered into an employment agreement with our former Chairman. The agreement provided for a salary of $7,000 per month through September 20, 2003 and expenses of up to $1,000 per month. Compensation after September 20, 2003 was to have been  determined by the Board of Directors based on performance although this arrangement was subsequently cancelled. We also issued 9,311 shares of common stock to our former Chairman. We also authorized the issuance of 130,354 performance-based stock options to our former Chairman. In September of 2003 the 9,311 shares were returned to the Company and cancelled. As of December 31, 2003, none of these shares remain outstanding and Mr. Harmon, the former chairman, had resigned. As of December 31, 2003, none of the options had been exercised, the agreement has been terminated and Mr. Harmon, the former chairman, had resigned.

•

In November 2003, we sold $200,000 in one-year convertible debentures bearing interest at 12% together with warrants which debt and warrants remain outstanding.  We issued Convertible Debentures for the sum of $200,000.  The Convertible Debentures require filing of a registration statement which has not yet been done and we have not yet paid the interest which was due on December 31, 2003 and December 31, 2003.  Management has not yet been served with a notice of default but has undertaken discussion to retire these senior securities without conversion.

•

In December 2003, the Company issued 931,099 shares of their previously authorized but unissued common stock for services rendered valued at $700,000 (or approximately $.7518 per share).  Of these, 310,366 went to our current Chief Executive Officer.

•

During the three months ended December 31, 2003 we paid $4,000 in salary to Heinz Fraunhoffer, our former Chief Executive Officer. We did not pay any salary to Mr. Reskin.

•

In January 2004, the Company issued the 56,000,000 shares of common stock to the shareholders of IAEC and recorded a subscription receivable of $56,000,000 based on the fair value of the stock issued to shareholders of IAEC pursuant to an Agreement and Plan of Reorganization and  effected a 1-for-5.37 reverse stock split (approved by Company during December 2003).  The proposed acquisition has been delayed pending completion of audited financial statements.  Final consummation of the proposed acquisition is not guaranteed.

•

On January 15, 2004, the Company issued to ValueRich Corp., a warrant to purchase up to 4,000,000 shares of the Company common stock at $.30 per share.  In addition, the warrant provided for the purchase of up to an additional 2,000,000 shares of the Company common stock at $.30 per share, provided the Company received funds from a European offering, which offering was cancelled without acceptance of any funds.  The Company also entered into a note payable with Valuerich, Inc. for $150,000 at 8% per annum  due August 1, 2004.  The note proceeds of $150,000 were paid directly into an escrow account on behalf of the Company.

•

On January 15, 2004, the Company issued to Ergo Capital, a warrant to purchase up to 1,000,000 shares of the Company common stock at $.30 per share provided the Company received funds from a European offering, which offering was cancelled without acceptance of any funds. In addition, the warrant provided for the purchase of up to an additional 1,000,000 shares of the Company common stock at $.30 per share, provided the Company received funds from a European offering, which offering was cancelled without acceptance of any funds.

•

In February 2004, the Company issued two notes payable totaling $340,000.  The proceeds were received and held in a trust account of a law firm which is related to an officer/shareholder of the Company.  The notes were subsequently converted into common stock during May 2004.  The Company also paid expenses and made cash advances from the above mentioned trust account on behalf of IAEC in the amount of $302,800.  The Company made these transactions in contemplation of the planned share exchange: in the event the share exchange transaction is consummated, these transactions would be accepted but, in the event the share exchange transaction is not consummated, these transactions would have to be set aside and reversed.

•

In May 2004, the Company issued 680,000 shares of their previously authorized but unissued common stock upon conversion of two notes payable.  The Company made these transactions in contemplation of the planned share exchange: in the event the share exchange transaction is consummated, these transactions would be accepted but, in the event the share exchange transaction is not consummated, these transactions would have to be set aside and reversed.

•

In May 2004, the Company entered into an Escrow Agreement and agreed to transfer $150,000 into an escrow account to be used in negotiating the future repayment and satisfaction of the $200,000 of secured convertible debentures and the $50,000 related party note payable.  An officer of the Company or entities related to the officer also transferred 500,000 shares of the Company’s common stock into the escrow account.  An officer of the Company and a former officer/director of the Company also signed a Settlement Agreement with the Company and the officer and former officer/director agreed to pay all of the Company’s existing liabilities except for the $200,000 of secured convertible debentures and the $50,000 related party note payable.  However, the holders of the debts are not a party to the agreement and have not released the Company from the liabilities.

•

On June 29, 2004, the Company discontinued all of its current operations including the research, development and sale of products based on electroluminescent technology.  The Company also sold all three of its subsidiaries for total proceeds of $5,000 to Marmaduke Capital Group, LLC, an entity related to an officer of the Company.

Certain Private and Public Offering Transactions

•

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

•

The consummation of the acquisition of IAEC was to have occurred on January 2, 2004 substantially in accordance with the terms of the Agreement.  The consideration exchanged under the Agreement was negotiated at “arms length,” and the sole director of the Company used the following criteria in evaluating whether the Agreement should be completed: (i) the relative value of the assets of the Company in comparison to those of IAEC; (ii) the present and past business operations of IAEC; (iii) the future earning potential of IAEC; (iv) the management of IAEC; and (v) the potential benefit to the shareholders of the Company.  The sole director of the Company determined, in his good faith judgment, that the consideration for the exchange was reasonable under these circumstances.  The Company did not employ any independent appraiser or investment banker to provide any opinion of fairness or valuation. On January 5, 2004, we issued 56,000,000 shares to shareholders of IAEC pursuant to the Agreement and Plan of Reorganization.  These shares were issued without registration and without registration rights and therefore have a substantially reduced value compared with shares being presently traded. In the event that the Reorganization Plan is terminated without consummation, these shares would be returned and cancelled.

•

In January 2004, the Company offered for sale up to 36 units for a maximum offering of $1,008,000, at $28,000 per unit, comprised of a Convertible Promissory Note and Class A warrants issued by the Company.  Each Convertible Promissory Note is in the principal amount of $28,000, due and payable on March 31, 2006 with interest payable QUARTERLY at 8% per annum.  Each Note is convertible into Company common stock at a ratio of one share of Company common stock for each $.28 in outstanding principal and accrued interest.  Each warrant is for the purchase of 100,000 shares of Company common stock at an exercise price of $ .38 per share.  No units were sold in this offering (all offers to purchase were rejected by the Company.

•

In March 2003, IAEC offered for sale up to 3,077 units for a maximum offering of $2,000,050, at $650 per unit, comprised of a Convertible Promissory Note and Class A warrants issued by IAEC.  Each Convertible Promissory Note is in the principal amount of $650, due and payable on December 31, 2003 with interest payable quarterly at 8% per annum.  Each Note is convertible into IAEC common stock at a ratio of one share of IAEC common stock for each $.28 in outstanding principal.  Each warrant is for the purchase of 650 shares of IAEC common stock at an exercise price of $.38 per share.  210 units were sold in this offering.  IAEC has provided registration rights with respect to the Convertible Promissory Note and the warrant.  Both securities contain anti-dilution provisions.

.

PART IV

Item 13.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer/President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Company Financial Statements December 31, 2003

(b)

Reports on Form 8-K.

None

Item 14.   Principal Accountant Fees and Services

The aggregate fees billed for professional services by Prichett, Siler & Hardy, PC in 2003 and 2002 for various services are as follows:

Audit Fees: $3,795 and $12,630 for services rendered for the annual audit of the Company's financial statements for years ending March 31, 2002 and December 31, 2003, respectively, including the quarterly reviews of the financial statements included in the Company's Form 10-Q

Audit Related Fees: $0 for years ending March 31, 2002 and December 31, 2003.

Tax Fees: $630 and $375 incurred for the preparation of current federal and state income tax, franchise tax and property tax forms for years ending March 31, 2002 and December 31, 2003.

All Other Fees: $0 and $0 incurred for the preparation of prior year state franchise tax and property tax forms for years ending March 31, 2002 and December 31, 2003.

The Audit Committee will be responsible for pre-approving all auditing services and permitted non-audit services to be performed by its independent auditors, but has not done so as the independent auditors were engaged prior to creation of the Audit Committee. The Audit Committee intends to establish general guidelines for the permissible scope and nature of any permitted non-audit services in connection with its annual review of the audit plan and will review such guidelines with the Board of Directors but has not done so.  It is contemplated that no more than 5% of total paid to the independent auditors shall be pre-approved for any audit-related fees; tax fees or other fees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    INTRA-ASIA ENTERTAINMENT CORPORATION

Dated: July 26, 2004

By:  /s/ James A. Reskin

James A. Reskin, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ James A. Reskin	President, Chief Executive Officer	July 26, 2004
By: /s/ James A. Reskin	Chief Financial Officer	July 26, 2004
By: /s/ Stanley Wu	Director	July 26, 2004
By: /s/ Davisson Wu	Director	July 26, 2004
By: /s/ Duo Wang	Director	July 26, 2004
By: /s/ Jun Yin	Director	July 26, 2004

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONTENTS

PAGE

—

Independent Auditors' Report

1

—

Consolidated Balance Sheet, December 31, 2003

2 - 3

—

Consolidated Statements of Operations, for the

nine months ended December 31, 2003 and for

the periods from inception on July 18, 2002

through March 31, 2003 and December 31, 2003

4

—

Consolidated Statement of Stockholders' Equity,

from inception on July 18, 2002 through

December 31, 2003

5 - 7

—

Consolidated Statements of Cash Flows, for the

nine months ended December 31, 2003 and for

the periods from inception on July 18, 2002

through March 31, 2003 and December 31, 2003

8 - 9

—

Notes to Consolidated Financial Statements

10 - 30

INDEPENDENT AUDITORS' REPORT

Board of Directors

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

Monterey Park, California

We have audited the accompanying consolidated balance sheet of Intra-Asia Entertainment Corporation and Subsidiaries (formerly GloTech Industries, Inc.) [a development stage company] as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended December 31, 2003 and for the periods from inception on July 18, 2002 through March 31, 2003 and December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intra-Asia Entertainment Corporation and Subsidiaries (formerly GloTech Industries, Inc.) [a development stage company] as of December 31, 2003 and the consolidated results of their operations and their cash flows for the nine months ended December 31, 2003 and for the periods from inception on July 18, 2002 through March 31, 2003 and December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company was only recently formed and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets and subsequent to year end discontinued its operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 14.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

April 19, 2004

(except for Note 19, as to which the date is June 29, 2004)

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONSOLIDATED BALANCE SHEET

ASSETS

December 31,

2003

___________

CURRENT ASSETS:

Cash

$

12,009

Accounts receivable, net of allowance

  for doubtful accounts of $1,867

1,765

Inventory, net

5,354

Prepaid assets

49,829

___________

Total Current Assets

68,957

___________

PROPERTY AND EQUIPMENT, net

6,350

___________

OTHER ASSETS:

Definite-life intangible assets, net

-

Security deposit

500

Goodwill

2,421,804

___________

Total Other Assets

2,422,304

___________

$

2,497,611

___________

[Continued]

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONSOLIDATED BALANCE SHEET

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31,

2003

___________

CURRENT LIABILITIES:

Accounts payable

$

17,528

Accounts payable - related party

10,000

Accrued payroll

10,535

Accrued interest

2,614

Loans payable - related party

50,000

Secured convertible debentures,

  net of discounts of $183,333

16,667

___________

Total Current Liabilities

107,344

___________

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value,

10,000,000 shares authorized,

no shares issued and outstanding

-

Common stock, $.001 par value,

150,000,000 shares authorized,

5,102,218 shares issued and

outstanding

5,102

Capital in excess of par value

3,830,412

Deficit accumulated during the

development stage

(1,445,247)

___________

Total Stockholders' Equity

2,390,267

___________

$

2,497,611

___________

The accompanying notes are an integral part of this consolidated financial statement.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONSOLIDATED STATEMENTS OF OPERATIONS

For the

From Inception on

Nine Months

July 18, 2002 Through

Ended

_________________________

December 31,

March 31,

December 31,

2003

2003

2003

____________

____________

____________

REVENUE

$

8,535

$

868

$

9,403

COST OF GOODS SOLD

35,229

413

35,642

____________

____________

____________

GROSS PROFIT (LOSS)

(26,694)

455

(26,239)

____________

____________

____________

EXPENSES:

General and administrative

1,197,414

154,746

1,352,160

Impairment loss

45,817

-

45,817

____________

____________

____________

Total Expenses

1,243,231

154,746

1,397,977

____________

____________

____________

LOSS FROM OPERATIONS

 (1,269,925)

(154,291)

(1,424,216)

OTHER INCOME (EXPENSE):

Interest expense

 (19,448)

(1,583)

(21,031)

____________

____________

____________

LOSS BEFORE INCOME TAXES

 (1,289,373)

(155,874)

(1,445,247)

CURRENT TAX EXPENSE

-

-

-

DEFERRED TAX EXPENSE

-

-

-

____________

____________

____________

NET LOSS

$(1,289,373)

$(155,874)

$(1,445,247)

____________

____________

____________

LOSS PER COMMON SHARE

$

(.32)

$

(.08)

$

(.48)

____________

____________

____________

The accompanying notes are an integral part of these consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FROM THE DATE OF INCEPTION ON JULY 18, 2002

THROUGH DECEMBER 31, 2003

Deficit

Accumulated

Preferred Stock

Common Stock

Capital in

During the

________________

__________________

Excess of

Development

Subscription

Shares

Amount

Shares

Amount

Par Value

Stage

Receivable

________

________

_________

________

_________

__________

___________

BALANCE, July 18, 2002

-

$

-

-

$

-

$

-

$

-

$

-

Common stock issued for cash at

  approximately $.000537 per

  share, July 2002

-

-

1,862,198

1,862

(862)

-

-

Common stock issued for license

  agreement valued at

  approximately $.2685 per share,

  November 2002

-

-

37,244

37

9,963

-

-

Common stock issued for

  services rendered valued at

  approximately $.2685 per share,

  December 2002

-

-

18,623

19

4,981

-

-

Common stock issued for cash at

  approximately $.537 per share,

  December 2002

-

-

93,110

93

49,907

-

-

Common stock issued for cash at

  approximately $.537 per share,

  March 2003

-

-

744,879

745

399,255

-

-

Common stock issued for

  subscription receivable at

  approximately $.537 per share,

  March 2003

-

-

186,220

186

99,814

-

(100,000)

Common stock issued in

  reorganization with R & R

  Ranching, Inc., net of stock

  offering costs of $55,000,

  March 2003

-

-

4,134,079

4,134

(59,134)

-

-

Repurchased and cancelled

  common stock at approximately

  $.05713 per share, March 2003

-

-

(3,500,932)

(3,501)

(196,499)

-

-

Net loss for the period ended

  March 31, 2003

-

-

-

-

-

(155,874)

-

[Continued]

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FROM THE DATE OF INCEPTION ON JULY 18, 2002

THROUGH DECEMBER 31, 2003

[Continued]

Deficit

Accumulated

Preferred Stock

Common Stock

Capital in

During the

________________

__________________

Excess of

Development

Subscription

Shares

Amount

Shares

Amount

Par Value

Stage

Receivable

________

________

_________

________

_________

__________

___________

BALANCE, March 31, 2003

-

-

3,575,421

3,575

307,425

(155,874)

(100,000)

Collected stock subscription

  receivable, April and May 2003

-

-

-

-

-

-

100,000

Common stock issued for

  services rendered valued at

  approximately $3.8664 per

  share, June 2003

-

-

9,311

9

35,991

-

-

Granted 130,354 performance-

  based options to purchase

  common stock for services

  vesting over two years with

  83,799 expected to vest valued

  at $211,500, June 2003

-

-

-

-

211,500

-

-

Common stock issued to acquire

  Advanced Illumination

  Technologies, Inc., June 2003

-

-

186,220

186

739,814

-

-

Common stock issued for

  services rendered valued at

  approximately $2.9533 per

  share, July 2003

-

-

12,770

13

37,701

-

-

Common stock issued to acquire

  Sport Technologies, Inc.,

  August 2003

-

-

396,649

397

1,831,403

-

-

Cancelled 9,311 shares of

  common stock which had been

  returned to the Company,

  September 2003

-

-

(9,311)

(9)

(35,991)

-

-

Capital contribution for related

  party debt forgiveness,

  September 2003

-

-

-

-

15,000

-

-

[Continued]

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FROM THE DATE OF INCEPTION ON JULY 18, 2002

THROUGH DECEMBER 31, 2003

[Continued]

Deficit

Accumulated

Preferred Stock

Common Stock

Capital in

During the

________________

__________________

Excess of

Development

Subscription

Shares

Amount

Shares

Amount

Par Value

Stage

Receivable

________

________

_________

________

_________

__________

___________

Common stock issued for

  services rendered valued at

  approximately $.7518 per share,

  December 2003

-

-

931,099

931

699,069

-

-

Sold 111,732 warrants to

  purchase common stock for

  cash of $47,909,

  December 2003

-

-

-

-

47,909

-

-

Convertible debenture proceeds

  of $152,091 allocated to

  beneficial conversion feature,

  December 2003

-

-

-

-

152,091

-

-

Cancelled 130,354 performance-

  based options to purchase

  common stock due to

  cancellation of underlying

  agreement and no options

  having vested through date of

  cancellation, December 2003

-

-

-

-

(211,500)

-

-

Rounding shares issued in

  connection with a 1-for-5.37

  reverse stock split,

  December 2003

-

-

59

0

(0)

-

-

Net loss for the period ended

  December 31, 2003

-

-

-

-

-

(1,289,373)

-

________

________

_________

________

_________

__________

___________

BALANCE, December 31, 2003

-

$

-

5,102,218

$

5,102

$

3,830,412

$

(1,445,247)

$

-

________

________

_________

________

_________

__________

__________

The accompanying notes are an integral part of this consolidated financial statement.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the

From Inception on

Nine Months

July 18, 2002 Through

Ended

_________________________

December 31,

March 31,

December 31,

2003

2003

2003

____________

____________

____________

Cash Flows from Operating Activities:

Net loss

$

(1,289,373)

$

(155,874)

$

(1,445,247)

Adjustments to reconcile net loss to net cash used by

  operating activities:

Amortization of discounts on convertible debentures

16,667

-

16,667

Bad debt expense

1,867

-

1,867

Depreciation and amortization

2,424

580

3,004

Impairment loss

45,817

-

45,817

Inventory reserve

25,115

-

25,115

Non-cash services for stock

737,714

5,000

742,714

Changes in assets and liabilities:

(Increase) in accounts receivable

(3,632)

-

(3,632)

(Increase) decrease in employee advances

1,735

(1,735)

-

(Increase) decrease in inventory

390

(30,859)

(30,469)

(Increase) in prepaid assets

(49,829)

-

(49,829)

(Increase) in security deposit

-

(500)

(500)

Decrease in assets of discontinued operations

14,013

-

14,013

Increase in accounts payable

94

17,434

17,528

Increase (decrease) in accounts payable - related party

(26,000)

36,000

10,000

Increase in accrued payroll

7,853

2,682

10,535

Increase in accrued interest

1,031

1,583

2,614

(Decrease) in liabilities of discontinued operations

(14,013)

-

(14,013)

____________

____________

____________

Net Cash (Used) by Operating Activities

(528,127)

(125,689)

(653,816)

____________

____________

____________

Cash Flows from Investing Activities:

Purchase of property and equipment

(2,397)

(5,649)

(8,046)

Payments for intangible assets

(9,312)

(12,817)

 (22,129)

Acquisition of AIT Subsidiary and STI Subsidiary

150,000

-

150,000

____________

____________

____________

Net Cash Provided (Used) by Investing Activities

138,291

(18,466)

119,825

____________

____________

____________

Cash Flows from Financing Activities:

Proceeds from loans payable - related party

50,000

116,750

166,750

Repayment of loans payable - related party

(81,750)

(35,000)

(116,750)

Proceeds allocated to beneficial conversion feature of

  convertible debentures

152,091

-

152,091

Proceeds from sale of warrants

47,909

-

47,909

Proceeds from issuance of common stock

100,000

451,000

551,000

Payment of stock offering costs

-

(55,000)

(55,000)

Payments to repurchase common stock

-

(200,000)

(200,000)

____________

____________

____________

Net Cash Provided by Financing Activities

268,250

277,750

546,000

____________

____________

____________

Net Increase (Decrease) in Cash

(121,586)

133,595

12,009

Cash at Beginning of Period

133,595

-

-

____________

____________

____________

Cash at End of Period

$

12,009

$

133,595

$

12,009

____________

____________

____________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

1,750

$

-

$

1,750

  Income taxes

$

-

$

-

$

-

[Continued]

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the period from inception on July 18, 2002 through December 31, 2003:

In December 2003, the Company sold $200,000 of secured convertible debentures for cash of $152,091 and recorded a discount of $47,909.  The Company also recorded a discount of $152,091 for the beneficial conversion feature of the convertible debentures.  Through December 31, 2003, the Company has amortized $16,667 of the discounts on the secured convertible debentures.

In December 2003, the Company issued 931,099 shares of common stock for consulting services rendered valued at $700,000 or approximately $.7518 per share.

In August 2003, the Company issued 396,649 shares of common stock to acquire STI Subsidiary.  At the time of acquisition STI Subsidiary’s assets and liabilities consisted of $100,000 of cash, $10,000 of definite-life intangible assets and $10,000 of accounts payable.

In July 2003, the Company issued 12,770 shares of common stock to UTEK Corporation for consulting services valued at $37,714 or approximately $2.9533 per share.

In June and September 2003, UTEK Corporation made payments totaling $15,000 on behalf of the Company.  The entire $15,000 debt was later forgiven and, due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

In June 2003, the Company issued 186,220 shares of common stock to acquire AIT Subsidiary.  At the time of acquisition AIT Subsidiary’s assets and liabilities consisted of $50,000 of cash, $4,996 of definite-life intangible assets and $5,000 of accounts payable.

In June 2003, the Company issued 9,311 shares of common stock as an employment bonus valued at $36,000 or approximately $3.8664 per share.  In September 2003, all 9,311 of these shares were returned and cancelled.

In June 2003, the Company granted 130,354 performance-based stock options and recorded deferred compensation of $211,500.  In December 31, 2003, the Company cancelled the underlying agreement for these options.  Accordingly, the Company cancelled all 130,354 options which had not vested.

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

In December 2002, the Company issued 18,623 shares of common stock in exchange for services rendered valued at $5,000 or approximately $.2685 per share.

In November 2002, the Company issued 37,244 shares of common stock in exchange for a license agreement valued at $10,000 or approximately $.2685 per share.

The accompanying notes are an integral part of these consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of December 31, 2003, the Company has capitalized a total of $2,270 of website costs.  The Company did not incur any planning costs and did not record any research and development costs for the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003.

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

For the

From Inception on

Nine Months

July 18, 2002 Through

Ended

_________________________

December 31,

March 31,

December 31,

2003

2003

2003

____________

____________

____________

Net loss, as reported

$

(1,289,373)

$

(155,874)

$

(1,445,247)

Add: Stock-based employee compensation

  expense included in reported net income

-

-

-

Deduct: Total stock-based employee

  compensation expense determined under

  fair value based method

-

-

-

____________

____________

____________

Pro forma net loss

$

(1,289,373)

$

(155,874)

$

(1,445,247)

____________

____________

____________

Loss per common share, as reported

$

(.32)

$

(.08)

$

(.48)

Loss per common share, pro forma

$

(.32)

$

(.08)

$

(.48)

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  The Company expensed $74,213 and $26,227 in advertising costs during the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003, respectively.

Research and Development - Research and development costs are expensed as incurred.  The Company expensed $20,238 and $5,790 in research and development costs during the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003, respectively.

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

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

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of GTI Subsidiary [See Note 2], to reflect a 2-for-1 forward stock split that Parent effected on March 21, 2003 [See Note 11] and to reflect a 1-for-5.37 reverse stock split that the Company approved during December, 2003 [See Note 11].

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION OF AIT SUBSIDIARY [Continued]

The following is the unaudited condensed balance sheet of AIT Subsidiary at June 25, 2003, the date the acquisition closed.

June 25,

2003

___________

Assets:

Cash

$

50,000

Definite-life intangible assets, net

4,996

___________

$

54,996

___________

Liabilities and Stockholders’ Equity:

Accounts payable

$

5,000

Common stock

10

Capital in excess of par value

50,360

Deficit accumulated during the development stage

(374)

___________

$

54,996

___________

The acquired definite-life intangible assets were being amortized over 20 years with no residual value.

The following is an unaudited proforma condensed consolidated statement of operations as if the acquisition had occurred at the beginning of the period presented:

For the

From Inception on

Nine Months

July 18, 2002 Through

Ended

_________________________

December 31,

March 31,

December 31,

2003

2003

2003

____________

____________

____________

Revenues

$

8,535

$

868

$

9,403

Cost of goods sold

 (35,229)

(413)

(35,642)

General and administrative

 (1,197,788)

(154,746)

(1,352,534)

Impairment loss

(45,817)

-

(45,817)

Interest expense

 (19,448)

(1,583)

(21,031)

Income taxes

-

-

-

____________

____________

____________

Net loss

$

(1,289,747)

$

(155,874)

$

(1,445,621)

____________

____________

____________

Loss per common share

$

(.32)

$

(.08)

$

(.48)

____________

____________

____________

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liabilities and Stockholders’ Equity:

Accounts payable

$

10,000

Common stock

1,000

Capital in excess of par value

99,370

Deficit accumulated during the development stage

(370)

___________

$

110,000

___________

The acquired definite-life intangible assets were being amortized over 20 years with no residual value.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITION OF STI SUBSIDIARY [Continued]

The following is an unaudited proforma condensed consolidated statement of operations as if the acquisition had occurred at the beginning of the period presented:

For the

From Inception on

Nine Months

July 18, 2002 Through

Ended

_________________________

December 31,

March 31,

December 31,

2003

2003

2003

____________

____________

____________

Revenues

$

8,535

$

868

$

9,403

Cost of goods sold

 (35,229)

(413)

(35,642)

General and administrative

 (1,197,784)

(154,746)

(1,352,530)

Impairment loss

(45,817)

-

(45,817)

Interest expense

 (19,448)

(1,583)

(21,031)

Income taxes

-

-

-

____________

____________

____________

Net loss

$

(1,289,743)

$

(155,874)

$

(1,445,617)

____________

____________

____________

Loss per common share

$

(.32)

$

(.08)

$

(.48)

____________

____________

____________

NOTE 5 - DISCONTINUED OPERATIONS

In March 2003, Parent discontinued its bison breeding business.  Parent has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In accordance with Parent’s plan of disposal, the carrying amount of Parent’s bison was reduced to the net realizable value.  In March 2003, Parent recognized an impairment loss of $59,173 to reduce the carrying amount of the bison to their net realizable value.  In March 2003, Parent sold all of its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of a former officer of Parent, for cash of $25,000 and debt relief of $2,400.  At December 31, 2003, the Company had no assets or liabilities associated with the discontinued bison breeding business.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORY

Inventory consists of the following at:

December 31,

2003

___________

Finished goods

$

418

Work in process

6,822

Raw materials

23,229

___________

30,469

Less: Reserve for obsolescence

(25,115)

___________

Net Inventory

$

5,354

___________

In February 2004, the Company’s officers and directors resigned and new officers and directors were appointed [See Note 19].  New management has provided an allowance of $25,115 for products that have subsequently been abandoned or discontinued.

The Company’s debentures are secured by all of the assets of the Company, including all inventory [See Note 10].

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

December 31,

2003

___________

Office furniture and equipment

$

5,776

Website costs

2,270

___________

8,046

Less:  Accumulated depreciation

(1,696)

___________

Net Property and Equipment

$

6,350

___________

Depreciation expense for the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003 was $1,161 and $535, respectively.

The Company’s debentures are secured by all of the assets of the Company, including all property and equipment. [See Note 10].

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets consist of the following at:

December 31,

2003

___________

License agreement with University of Florida

   Research Foundation

$

27,597

License agreement with the United States

   Centers for Disease Control and Prevention

4,996

License agreement with Paul D. Mundy

10,000

Patent application in process

4,532

___________

47,125

Less: Accumulated amortization

(1,308)

Less: Impairment loss

(45,817)

___________

Net Definite-life Intangible Assets

$

-

___________

The Company’s definite-life intangible assets were being amortized over 20 years with no residual value.  In February 2004, the Company’s officers and directors resigned and new officers and directors were appointed [See Note 19].  The new officers and directors of the Company have decided to discontinue certain products due to possible patent right issues.  Accordingly, the Company recorded an impairment loss of $45,817 in December 2003 based on management’s future cash flow estimates for each of the Company’s definite-life intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Amortization expense for the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003 was $1,263 and $45, respectively.  The Company’s debentures are secured by all of the assets of the Company [See Note 10].

The Company has an exclusive license agreement with sublicensing terms with the University of Florida Research Foundation (“UFRF”).  The license became effective on May 30, 2002 and was previously held by other unrelated entities but has since been assigned to the Company.  The Company issued 37,244 shares of common stock valued at $10,000 or approximately $.2685 per share to UFRF as consideration for the license agreement.  The license relates to certain patents, pending patents and trademarks for inventions owned by UFRF.  The license provides that a royalty be paid to UFRF based on 2% of the selling price.  There was no minimum royalty for the first year but there is an increasing annual minimum royalty beginning at $5,000 for the second year and increasing annually to an $8,000 annual minimum royalty for the fifth year and years thereafter.  The Company also agreed to reimburse UFRF for any costs related to the preparation, filing, maintenance, etc. of the trademarks and patents, which as of December 31, 2003 amounted to an additional $17,597.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEFINITE-LIFE INTANGIBLE ASSETS [Continued]

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

For the

From Inception on

Nine Months

July 18, 2002 Through

Ended

_________________________

December 31,

March 31,

December 31,

2003

2003

2003

____________

____________

____________

Goodwill at beginning of period

$

-

$

-

$

-

Goodwill from the acquisition of

  AIT Subsidiary

690,004

-

690,004

Goodwill from the acquisition of

  STI Subsidiary

1,731,800

-

1,731,800

____________

____________

____________

Goodwill at end of period

$

2,421,804

$

-

$

2,421,804

____________

____________

____________

The Company has tested their goodwill for impairment using quoted market prices for the Company’s common stock in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  At December 31, 2003, the Company’s goodwill was not impaired.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SECURED CONVERTIBLE DEBENTURES

Secured Convertible debentures consist of the following at:

December 31,

2003

___________

One-year 12% $200,000 secured convertible

debentures maturing in December 2004

convertible with accrued interest into common

stock at the lesser of $1.07or 50% of the average

of the lowest 3 intra-day trading prices during the

preceding 20 trading days per share, secured by

all of the assets of the Company, net of discounts

of $183,333, currently in default

$

16,667

___________

$

16,667

___________

In December 2003, the Company sold $200,000 of secured convertible debentures for $152,091 and recorded a discount of $47,909.  Due to the beneficial conversion feature of the debentures, the Company recorded an additional discount of $152,091.  Both discounts are being amortized over the term of the debentures.  The debentures are secured by all of the assets of the Company.  Interest on the debentures is due quarterly and the Company defaulted on the December 31, 2003 interest payments.  For the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003, respectively, the Company amortized $16,667 and $0 of the discounts.

For the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003, respectively, interest expense on the convertible debentures amounted to $18,048 and $0.

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2003.

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2003, the Company issued 9,311 shares of their previously authorized but unissued common stock to a former officer of the Company as an employment bonus valued at $36,000 (or approximately $3.8664 per share).  All 9,311 of these shares were returned and cancelled in September 2003.

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

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

During December 2003, the Company approved a 1-for-5.37 reverse stock split and, as a result, issued 59 shares of their previously authorized but unissued common stock due to rounding.  The financial statements for all periods presented have been restated to reflect this stock split.

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

Stock Options - In June 2003, the Company granted 130,354 performance-based options to purchase common stock at $1.34 per share as an employment bonus to a former officer of the Company.  The options were to vest based on the sales generated through the efforts of the former officer through June 2005.  The options were to be exercisable for one year following vesting.  The Company recorded deferred compensation of $211,500 for the intrinsic value of the 83,799 options estimated at the time of the grant to vest through June 2005.  In December 2003, the Company cancelled the underlying agreement for these options.  Accordingly, the Company cancelled all 130,354 options which had not vested.  During the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003, respectively, the Company expensed $0 and $0 of the deferred compensation.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

A summary of the status of the options granted under the Company’s stock-based employee compensation plan is presented below.

For the

From Inception on

Nine Months

July 18, 2002 Through

Ended

____________________________

December 31,

March 31,

December 31,

2003

2003

2003

_______________

_______________

_______________

Weighted

Weighted

Weighted

Average

Average

Average

Exercise

Exercise

Exercise

Shares

Price

Shares

Price

Shares

Price

______

________

______

________

______

________

Outstanding at beginning of period

-

$

-

-

$

-

-

$

-

Granted

130,354

$

1.34

-

$

-

130,354

$

1.34

Exercised

-

$

-

-

$

-

-

$

-

Forfeited

130,354

$

1.34

-

$

-

130,354

$

1.34

Expired

-

$

-

-

$

-

-

$

-

______

________

______

________

______

________

Outstanding at end of period

-

$

-

-

$

-

-

$

-

______

________

______

________

______

________

Weighted average fair value of

  options granted during the period

130,354

$

3.22

-

$

-

130,354

$

3.22

______

________

______

________

______

________

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of .94%, expected dividend yield of zero, expected lives of 1 year and expected volatility of 200%.

Stock Option Plan - On August 10, 1998, the Board of Directors of Parent adopted and the stockholders at that time approved the 1998 Stock Option Plan (“the Plan”).  The Plan provides for the granting of awards of up to 372,440 shares of common stock to sales representatives, officers, directors, consultants and employees.  The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan.  Awards under the plan will be granted as determined by the Board of Directors.  At December 31, 2003, total awards available to be granted from the Plan amounted to 372,440 shares.

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

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS [Continued]

In June 2003, the Company paid accrued consulting fees of $14,013 payable to a former officer/director of Parent for services rendered during the three months ended March 31, 2003 related to Parent’s discontinued bison breeding business.

At December 31, 2003, the Company owes an officer of the Company a total of $10,000 for legal services rendered through December 31, 2003.

Loans Payable - The Company received various loans from an entity related to shareholders of the Company.  Through December 31, 2003, a total of $116,750 was loaned and the Company had repaid the entire amount plus interest of $1,750, or interest of approximately 3.8% per annum.  Interest expense for the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003 amounted to $167 and $1,583, respectively.

In October 2003, the Company signed a $50,000 note payable to UTEK Corporation.  The note accrues interest at 12% per annum and is due on October 17, 2004.  Interest expense for the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003 amounted to $1,233 and $0, respectively.

Management Compensation - During the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003, respectively, the Company paid $68,500 and $45,000 to a former officer/director of the Company.

In June 2003, the Company issued 9,311 shares of common stock to a former officer of the Company as an employment bonus valued at $36,000.  The Company also granted 130,354 performance-based stock options to the former officer.  In September 2003, the former officer returned the 9,311 shares of common stock for cancellation [See Note 11].  In December 2003, the Company cancelled all 130,354 performance-based options which had not vested [See Note 11].

Legal Services - During the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003, an officer of the Company has provided legal services to the Company totaling $10,000 and $0, respectively.

Strategic Alliance Agreement - In July 2003, as part of a Strategic Alliance Agreement, the Company issued 12,770 shares of common stock to UTEK Corporation for one year of consulting services valued at $37,714 [See Note 11].

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPERATING LEASE

Effective September 1, 2002, the Company entered into a one-year lease agreement with the Gainesville Technology Enterprise Center (“GTEC”) for office space of approximately 450 square feet and for the use of certain common areas.  Rent payments were $350 per month.  The Company was also billed for the use of certain office services based upon usage.  The Company also paid $500 as a refundable security deposit.  In September 2003, the Company entered into a new one-year lease agreement with GTEC for office space of approximately 900 square feet and for the use of certain common areas.  The lease was to continue on a month-to-month basis for no longer than 36 months from the commencement date unless GTEC, at its sole discretion, chose to extend the lease for an additional 12-month period.  Rent payments for the first year were $825 per month increasing to $900 for the second year and increasing to $975 for the third year.  In February 2004, GTEC accepted a $700 payment, the $500 security deposit and transferred property and equipment with net book value of $887 to cancel the lease [See Note 19].  The total lease expense for the nine months ended December 31, 2003 and the period from inception on July 18, 2002 through March 31, 2003 amounted to $4,651 and $3,195, respectively.

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets and subsequent to year end discontinued its business operations [See Note 19].  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  The Company is also planning a business acquisition that has not yet closed [See Note 19].  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 15 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $1,368,000, which may be applied against future taxable income and which expire in various years through 2023.  Due to certain substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES [Continued]

At December 31, 2003, the total of all deferred tax assets was approximately $284,000 and the total of all deferred tax liabilities was approximately $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $284,000.  The net change in the valuation allowance was approximately $250,000 during the nine months ended December 31, 2003.

The temporary differences gave rise to the following deferred tax asset (liability):

December 31,

2003

___________

Excess of tax over financial

  accounting depreciation

$

7,342

Accrued compensation

2,065

Inventory reserve

4,940

Bad debt reserve

367

Net operating loss carryover

269,027

The components of federal income tax expense from continuing operations consisted of the following for the nine months ended:

December 31,

2003

___________

Current income tax expense:

Federal

$

-

State

-

___________

Net current tax expense

$

-

___________

Deferred tax expense (benefit) resulted from:

Excess of tax over financial

  accounting depreciation

$

(8,236)

Accrued compensation

691

Inventory reserve

(4,940)

Bad debt allowance

(367)

Net operating loss carryover

(237,516)

Valuation allowance

250,368

___________

Net deferred tax expense

$

-

___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the nine months ended:

December 31,

2003

___________

Computed tax at the expected

  federal statutory rate

15.00%

State income taxes, net of federal benefit

4.67

Other

(.26)

Valuation allowance

(19.41)

___________

Effective income tax rate

0.00%

___________

NOTE 16 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

For the

From Inception on

Nine Months

July 18, 2002 Through

Ended

_________________________

December 31,

March 31,

December 31,

2003

2003

2003

____________

____________

____________

Loss from operations available to

common shareholders (numerator)

$

(1,289,373)

$

(155,874)

$

(1,445,247)

____________

____________

____________

Weighted average number of common

shares outstanding used in loss per

share for the period (denominator)

3,986,090

1,971,457

3,014,817

____________

____________

____________

At December 31, 2003, the Company had 186,238 outstanding warrants and debentures convertible into 805,524 shares which were not used in the computation of loss per share because their effect would be anti-dilutive.  At March 31, 2003, the Company had 74,506 outstanding warrants which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 17 - COMMITMENTS

Sales Agent Agreements - The Company has entered into agreements with their sales agents wherein the Company agrees to pay commissions of 10% of the sales made by the agents.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - CONCENTRATIONS

Accounts Receivable - A significant percent of the Company’s accounts receivable at December 31, 2003 was owed by only four customers.  The following table lists the percent of the receivables owed by those customers that accounted for 10% or more of the total accounts receivable at December 31, 2003:

Customer A

36%

Customer B

26%

Customer C

19%

Customer D

13%

Revenues - During the nine months ended December 31, 2003, a significant percent of the Company’s total sales was made to only four customers.  The following table lists the percent of the sales made to those customers that accounted for 10% or more of the total revenues for the nine months ended December 31, 2003:

Customer A

20%

Customer B

14%

Customer C

12%

Customer D

10%

The loss of these significant customers could adversely affect the Company’s business and financial condition.

Location - At December 31, 2003, all activities of the Company were located in the Gainesville, Florida area including all of the Company’s property and research.

NOTE 19 - SUBSEQUENT EVENTS

Proposed Acquisition - The Company plans to acquire Intra-Asia Entertainment Corporation, a Delaware corporation, (“IAEC”) pursuant to an Agreement and Plan of Reorganization.  The agreement calls for the Company to issue up to 56,000,000 shares of common stock to the shareholders of IAEC for at least 91% and up to 100% of the outstanding shares of IAEC’s common stock wherein IAEC would become a subsidiary of the Company.  In January 2004, the Company issued the 56,000,000 shares of common stock to the shareholders of IAEC and recorded a subscription receivable of $56,000,000 based on the fair value of the stock.  The agreement also called for the Company to effect a 1-for-5.37 reverse stock split (approved by Company during December 2003), for the Company to increase the authorized number of shares of common stock to 150,000,000 (effected during December 2003) and for the Company’s name to be changed to Intra-Asia Entertainment Corporation (effected during December 2003).  The proposed acquisition has been delayed pending completion of audited financial statements.  Final consummation of the proposed acquisition is not guaranteed.

Change in Directors - In February 2004, the Company’s directors resigned and new directors were appointed.

Lease Cancellation - In February 2004, GTEC accepted a $700 payment, the $500 security deposit and transferred property and equipment with net book value of $887 to cancel the Company’s operating lease agreement [See Note 13].

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS [Continued]

Convertible Notes Payable - In February 2004, the Company issued two notes payable totaling $340,000.  The proceeds were received and held in a trust account of a law firm which is related to an officer/shareholder of the Company.  The notes were subsequently converted into common stock during May 2004.

Loans Receivable - During February 2004, the Company paid expenses and made cash advances from the above mentioned trust account on behalf of IAEC in the amount of $302,800.  The Company is planning to acquire IAEC in a business acquisition [See above].

Common Stock Issuance - In May 2004, the Company issued 680,000 shares of their previously authorized but unissued common stock upon conversion of two notes payable.

Escrow Agreement - In May 2004, the Company entered into an Escrow Agreement and agreed to transfer $150,000 into an escrow account to be used in negotiating the future repayment and satisfaction of the $200,000 of secured convertible debentures and the $50,000 related party note payable.  An officer of the Company or entities related to the officer also transferred 500,000 shares of the Company’s common stock into the escrow account.

Note Payable - The Company entered into a note payable with Valuerich, Inc. for $150,000 at 8% per annum.  The note is due August 1, 2004.  The note proceeds of $150,000 were paid directly into an escrow account on behalf of the Company.

Settlement Agreement - In May 2004, an officer of the Company and a former officer/director of the Company signed a Settlement Agreement with the Company and the officer and former officer/director agreed to pay all of the Company’s existing liabilities except for the $200,000 of secured convertible debentures and the $50,000 related party note payable.  However, the holders of the debts are not a party to the agreement and have not released the Company from the liabilities.

Discontinued Operations / Sale of Subsidiaries - On June 29, 2004, the Company discontinued all of its current operations including the research, development and sale of products based on electroluminescent technology.  The Company also sold all three of its subsidiaries for total proceeds of $5,000 to Marmaduke Capital Group, LLC, an entity related to an officer of the Company.