Form 10QSB
period 2004-06-30
INTRA ASIA ENTERTAINMENT CORP
filed 2004-09-14
CIK 1081206

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of June 30, 2004 there were 61,782,218 shares of common stock, par value $.001 issued and outstanding.

Transitional Small Business Format:

Yes [ ] No [ X ]

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2004 and December 31, 2003

2 - 3

—

Unaudited Condensed Statements of

Operations, for the three and six months ended

June 30, 2004 and 2003 and for the period from

inception on July 18, 2002 through June 30,

2004

4

—

Unaudited Condensed Statements of

Cash Flows, for the six months ended June 30,

2004 and 2003 and for the period from inception

on July 18, 2002 through June 30, 2004

5 - 6

—

Notes to Unaudited Condensed

Financial Statements

7 - 25

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

June 30,

December 31,

2004

2003

___________

___________

CURRENT ASSETS:

Cash

$

152,200

$

12,009

Accounts receivable, net of allowance for doubtful

  accounts of $0 and $1,867, respectively

-

1,765

Inventory

-

5,354

Prepaid assets

-

49,829

___________

___________

Total Current Assets

152,200

68,957

___________

___________

PROPERTY AND EQUIPMENT, net

-

6,350

___________

___________

OTHER ASSETS:

Receivable from IAEC [See Note 17]

302,800

-

Definite-life intangible assets, net

-

-

Security deposit

-

500

Goodwill

-

2,421,804

___________

___________

Total Other Assets

302,800

2,422,304

___________

___________

$

455,000

$

2,497,611

___________

___________

[Continued]

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS’ EQUITY

June 30,

December 31,

2004

2003

___________

___________

CURRENT LIABILITIES:

Accounts payable

$

22,839

$

17,528

Accounts payable - related party

36,085

10,000

Accrued payroll

-

10,535

Accrued interest

19,701

2,614

Note payable

150,000

-

Note payable - related party

50,000

50,000

Secured convertible debentures, net of discounts

  of $83,333 and $183,333, respectively

116,667

16,667

___________

___________

Total Current Liabilities

395,292

107,344

___________

___________

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value,

10,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

150,000,000 shares authorized,

61,782,218 and 5,102,218 shares

issued and outstanding, respectively

61,782

5,102

Capital in excess of par value

60,460,075

3,830,412

Deficit accumulated during the

development stage

(4,462,149)

(1,445,247)

___________

___________

56,059,708

2,390,267

Less: Subscription receivable

(56,000,000)

-

___________

___________

Total Stockholders' Equity

59,708

2,390,267

___________

___________

$

455,000

$

2,497,611

___________

___________

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months

For the Six Months

From Inception

Ended June 30,

Ended June 30,

on July 18,

__________________________

__________________________

2002 through

2004

2003

2004

2003

June 30, 2004

____________

____________

____________

____________

____________

REVENUE

$

-

$

-

$

-

$

-

$

-

____________

____________

____________

____________

____________

EXPENSES:

General and administrative

-

-

-

-

-

____________

____________

____________

____________

____________

LOSS FROM OPERATIONS

-

-

-

-

-

OTHER INCOME (EXPENSE):

Interest expense

(117)

-

(117)

-

(117)

____________

____________

____________

____________

____________

LOSS BEFORE INCOME TAXES

(117)

-

(117)

-

(117)

CURRENT TAX EXPENSE

-

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

-

____________

____________

____________

____________

____________

LOSS FROM CONTINUING

  OPERATIONS

(117)

-

(117)

-

(117)

____________

____________

____________

____________

____________

DISCONTINUED OPERATIONS:

Loss from operations of

  discontinued

  electroluminescent  business

  (including loss on disposal of

  $2,414,389, $0, $2,414,389,

  $0 and $2,414,389,

  respectively)

(2,528,677)

(146,458)

(3,016,785)

(219,409)

(4,462,032)

Income tax benefit

-

-

-

-

-

____________

____________

____________

____________

____________

LOSS FROM DISCONTINUED

OPERATIONS

(2,528,677)

(146,458)

(3,016,785)

(219,409)

(4,462,032)

____________

____________

____________

____________

____________

NET LOSS

$

(2,528,794)

$

(146,458)

$

(3,016,902)

$

(219,409)

$

(4,462,149)

____________

____________

____________

____________

____________

LOSS PER COMMON SHARE

$

(.04)

$

(.04)

$

(.05)

$

(.08)

$

(.25)

____________

____________

____________

____________

____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months

From Inception

Ended June 30,

on July 18,

____________________________

2002 through

2004

2003

June 30, 2004

_____________

_____________

_____________

Cash Flows from Operating Activities:

Net loss

$

(3,016,902)

$

(219,409)

$

(4,462,149)

Adjustments to reconcile net loss to net cash used by

  operating activities:

Amortization of discounts on convertible debentures

440,000

-

456,667

Bad debt expense

3,900

-

5,767

Depreciation and amortization

814

931

3,818

Impairment loss

-

-

45,817

Inventory reserve

-

-

25,115

Non-cash lease payments

887

-

887

Non-cash services for stock

-

36,000

742,714

Non-cash services for performance-based stock

  Options

-

2,315

-

Non-cash loss on disposal

2,413,372

-

2,413,372

Changes in assets and liabilities:

(Increase) in accounts receivable

(2,135)

-

(5,767)

Decrease in employee advances

-

735

-

(Increase) decrease in inventory

(7,390)

10,839

(37,859)

Decrease in prepaid assets

49,829

-

-

Decrease in security deposit

500

-

-

Decrease in assets of discontinued operations

-

14,013

-

Increase in accounts payable

20,601

2,768

38,129

Increase (decrease) in accounts payable - related party

26,085

(18,000)

36,085

Increase in accrued payroll

-

9,966

10,535

Increase (decrease) in accrued interest

23,430

(903)

26,044

(Decrease) in liabilities of discontinued operations

-

(14,013)

-

_____________

_____________

_____________

Net Cash (Used) by Operating Activities

(47,009)

(174,758)

(700,825)

_____________

_____________

_____________

Cash Flows from Investing Activities:

Purchase of property and equipment

-

(197)

(8,046)

Payments for intangible assets

-

(16,085)

 (22,129)

Acquisition of AIT Subsidiary and STI Subsidiary

-

50,000

150,000

Payments to establish receivable from IAEC

(302,800)

-

(302,800)

_____________

_____________

_____________

Net Cash Provided (Used) by Investing Activities

(302,800)

33,718

(182,975)

_____________

_____________

_____________

Cash Flows from Financing Activities:

Proceeds from note payable

150,000

-

150,000

Proceeds from notes payable - related party

-

20,000

166,750

Repayment of notes payable - related party

-

(81,750)

(116,750)

Proceeds allocated to beneficial conversion feature of

  convertible debentures

340,000

-

492,091

Proceeds from sale of warrants

-

-

47,909

Proceeds from issuance of common stock

-

500,000

551,000

Payment of stock offering costs

-

(55,000)

(55,000)

Payments to repurchase common stock

-

(200,000)

(200,000)

_____________

_____________

_____________

Net Cash Provided by Financing Activities

490,000

183,250

1,036,000

_____________

_____________

_____________

Net Increase (Decrease) in Cash

140,191

42,210

152,200

Cash at Beginning of Period

12,009

18,634

-

_____________

_____________

_____________

Cash at End of Period

$

152,200

$

60,844

$

152,200

_____________

_____________

_____________

[Continued]

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

[Continued]

For the Six Months

From Inception

Ended June 30,

on July 18,

____________________________

2002 through

2004

2003

June 30, 2004

_____________

_____________

_____________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

1,750

$

1,750

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2004:

The Company amortized $100,000 of discounts on secured convertible debentures.

In January 2004, the Company issued 56,000,000 shares of common stock in the proposed acquisition of IAEC [See Note 17].  The proposed acquisition has not yet closed and the Company has recorded a subscription receivable of $56,000,000 based on the fair value of the stock.

In February 2004, the Company sold $340,000 of convertible notes payable and the Company recorded a discount of $340,000 for the beneficial conversion feature of the convertible notes payable.  Through June 30, 2004, the Company amortized $340,000 of the discounts on the convertible notes payable.

In February 2004, the Company made a payment on a lease by transferring property and equipment with net book value of $887 to the lessor.

In May 2004, the Company issued 680,000 shares of common stock in payment of notes payable totaling $340,000 and accrued interest of $6,343.

In June 2004, the Company disposed of its discontinued electroluminescent business including all of the assets and liabilities of the Company’s former GTI Subsidiary, AIT Subsidiary and STI Subsidiary.

For the six months ended June 30, 2003:

In March 2003, the Company issued 4,134,079 shares of common stock as part of an agreement and plan of reorganization which has been accounted for as a recapitalization of GTI Subsidiary in a manner similar to a reverse purchase.  At the time of the reorganization, the Company’s assets and liabilities consisted only of $14,013 of assets of discontinued operations and $14,013 of liabilities of discontinued operations.

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

In June 2003, the Company granted 130,354 performance-based stock options and recorded deferred compensation of $211, 500.  Through June 30, 2003, the Company has recognized $2,315 of the deferred compensation.

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Intra-Asia Entertainment Corporation (“the Company”) was organized under the laws of the State of Nevada on August 3, 1998 as R & R Ranching, Inc.  the Company was previously engaged in breeding and raising bison.  The Company discontinued its bison breeding business effective March 25, 2003 [See Note 2].  In March 2003, the Company changed its name to GloTech Industries, Inc.  In December 2003, the Company changed its name to Intra-Asia Entertainment Corporation.  In June 2004, the Company discontinued its electroluminescent business and sold all of its subsidiaries.  The Company plans to operate amusement parks.  The Company plans to acquire businesses already operating amusement parks.  The Company has not yet generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

GloTech Industries, Inc. (“GTI Subsidiary”) was organized under the laws of the State of Delaware on July 18, 2002.  On March 31, 2003, the Company acquired GTI Subsidiary pursuant to an Agreement and Plan of Reorganization signed March 26, 2003.  The agreement called for the Company to issue up to 2,942,272 shares of common stock to the former shareholders of GTI Subsidiary for at least 80% and up to 100% of the outstanding shares of GTI Subsidiary’s common stock wherein GTI Subsidiary became a wholly-owned subsidiary of the Company.  The agreement also called for the Company to effect a 2-for-1 forward stock split (effected by dividend).  The agreement also provided that 3,500,932 shares of the Company’s common stock would be acquired and cancelled.  GTI Subsidiary was required to raise a minimum of $500,000 in a private offering to accredited investors prior to closing.  The merger of the Company and GTI Subsidiary has been accounted for as a recapitalization of GTI Subsidiary in a manner similar to a reverse purchase.  Accordingly, the equity transactions have been restated to reflect the recapitalization of GTI Subsidiary and the operations of the Company prior to the date of acquisition have been eliminated.  On June 29, 2004, the Company sold GTI subsidiary, AIT subsidiary and STI subsidiary for total proceeds of $5,000.  The financial statements reflect the operations of GTI Subsidiary from its inception on July 18, 2002 through June 29, 2004.  All operations of GTI subsidiary have been reclassified to discontinued operations.

Advanced Illumination Technologies, Inc. (“AIT Subsidiary”) was organized under the laws of the State of Florida on June 13, 2003 as a wholly-owned subsidiary of UTEK Corporation.  On June 25, 2003, the Company acquired AIT Subsidiary pursuant to an Agreement and Plan of Acquisition signed June 23, 2003.  The agreement called for the Company to issue 186,220 shares of common stock to UTEK Corporation for 100% of the outstanding shares of AIT Subsidiary’s common stock wherein AIT Subsidiary became a wholly-owned subsidiary of the Company.  The Company has accounted for the acquisition as closing after the close of business on June 25, 2003.  The Company recorded goodwill of $690,004 as a result of the acquisition.  The merger of the Company and AIT Subsidiary has been accounted for as a purchase of AIT Subsidiary.  On June 29, 2004, the Company sold GTI subsidiary, AIT subsidiary and STI subsidiary for total proceeds of $5,000.  The financial statements reflect the operations of AIT Subsidiary from June 25, 2003 through June 29, 2004.  All operations of AIT subsidiary have been reclassified to discontinued operations.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Sport Technologies, Inc. (“STI Subsidiary”) was organized under the laws of the State of Florida on August 20, 2003 as a wholly-owned subsidiary of UTEK Corporation.  On August 28, 2003, the Company acquired STI Subsidiary pursuant to an Agreement and Plan of Acquisition.  The agreement called for the Company to issue 396,649 shares of common stock to UTEK Corporation for 100% of the outstanding shares of STI Subsidiary’s common stock wherein STI Subsidiary became a wholly-owned subsidiary of the Company.  The Company has accounted for the acquisition as closing after the close of business on August 28, 2003.  The Company recorded goodwill of $1,731,800 as a result of the acquisition.  The merger of the Company and STI Subsidiary has been accounted for as a purchase of STI Subsidiary.  On June 29, 2004, the Company sold GTI subsidiary, AIT subsidiary and STI subsidiary for total proceeds of $5,000.  The financial statements reflect the operations of STI Subsidiary from August 28, 2003 through June 29, 2004.  All operations of STI subsidiary have been reclassified to discontinued operations.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements.  The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operation results for the full year.

Consolidation - The financial statements include the accounts of the Company. The financial statements included the accounts of  the Company’s formerly wholly owned GTI Subsidiary for the period from July 18, 2002 through June 29, 2004.  The financial statements included the accounts of the Company’s formerly wholly owned AIT Subsidiary for the period from June 25, 2003 through June 29, 2004.  The financial statements included the accounts of the Company’s formerly wholly owned STI Subsidiary for the period from August 28, 2003 through June 29, 2004.  All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year - The Company’s fiscal year-end was previously March 31st.  In March 2004, the Company changed its fiscal year-end to December 31st.

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

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

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

Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method (FIFO) [See Note 3].

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of four to seven years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its property and equipment for impairment.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of June 30, 2004, the Company had capitalized a total of $2,270 of website costs which were written off in the disposal of GTI subsidiary.  The Company did not incur any planning costs and did not record any research and development costs for the six months ended June 30, 2004 and 2003.

Intangible Assets - The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews its intangible assets for impairment.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Stock Offering Costs - Costs related to proposed stock offerings are deferred and offset against the proceeds of the offering.  In the event a stock offering is unsuccessful, the costs related to the offering are written off to expense.

Revenue Recognition - GTI subsidiary’s revenue came from the sale of products based on electroluminescent technology.  GTI subsidiary recognized revenue upon delivery of the product.

Debt Extinguishment - The Company accounts for extinguishment of debt in accordance with Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 rescinds the requirement that gains and losses from extinguishment of debt be classified as an extraordinary item.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 9].  The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based employee compensation.

For the Three Months

For the Six Months

From Inception

Ended June 30,

Ended June 30,

on July 18,

_________________________

_________________________

2002 through

2004

2003

2004

2003

June 30, 2004

____________

____________

____________

____________

____________

Net loss, as reported

$

(2,528,794)

$

(146,458)

$

(3,016,902)

$

(219,409)

$

(4,462,149)

Add: Stock-based

  employee compensation

  expense included in

  reported net income

-

-

-

-

-

Deduct: Total stock-based

  employee compensation

  expense determined

  under fair value based

  method

-

-

-

-

-

____________

____________

____________

____________

____________

Pro forma net loss

$

(2,528,794)

$

(146,458)

$

(3,016,902)

$

(219,409)

$

(4,462,149)

____________

____________

____________

____________

____________

Loss per common share,

  as reported

$

(.04)

$

(.04)

$

(.05)

$

(.08)

$

(.25)

Loss per common share,

  pro forma

$

(.04)

$

(.04)

$

(.05)

$

(.08)

$

(.25)

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  The Company expensed $1,023 and $51,981 in advertising costs during the six months ended June 30, 2004 and 2003, respectively.

Research and Development - Research and development costs are expensed as incurred.  The Company expensed $1,891 and $13,837 in research and development costs during the six months ended June 30, 2004 and 2003, respectively.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 13].

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

Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

Restatement - The financial statements have been restated for all periods presented to reflect the recapitalization of GTI Subsidiary, to reflect a 2-for-1 forward stock split that the Company effected on March 21, 2003 [See Note 9] and to reflect a 1-for-5.37 reverse stock split that the Company effected on December 19, 2003 [See Note 9].

 INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

In March 2003, the Company discontinued its bison breeding business.  The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In accordance with the Company’s plan of disposal, the carrying amount of the Company’s bison was reduced to the net realizable value.  In March 2003, the Company recognized an impairment loss of $59,173 to reduce the carrying amount of the bison to their net realizable value.  In March 2003, the Company sold all of its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of a former officer of the Company, for cash of $25,000 and debt relief of $2,400.  At June 30, 2004, the Company had no assets or liabilities associated with the discontinued bison breeding business.

In June 2004, the Company discontinued its electroluminescent business.  The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  At June 30, 2004, the Company had no assets or liabilities connected with the electroluminescent business.  The Company effected the disposal of its discontinued electroluminescent business by selling GTI subsidiary, AIT subsidiary and STI subsidiary for total proceeds of $5,000.

The following is a summary of the results of operations of the Company’s discontinued electroluminescent business.

For the Three Months

For the Six Months

From Inception

Ended June 30,

Ended June 30,

on July 18,

_________________________

_________________________

2002 through

2004

2003

2004

2003

June 30, 2004

____________

____________

____________

____________

____________

Revenue

$

-

$

102

$

7,460

$

290

$

16,863

Cost of goods sold

-

(70)

(2,650)

(159)

(38,292)

General and

  Administrative

(54,850)

(146,323)

(143,894)

(218,693)

(1,496,054)

Impairment loss

-

-

-

-

(45,817)

Interest expense

(59,438)

(167)

(463,312)

(847)

(484,343)

Loss on disposal

(2,414,389)

-

(2,414,389)

-

(2,414,389)

____________

____________

____________

____________

____________

Net loss

$

(2,528,677)

$

(146,458)

$

(3,016,785)

$

(219,409)

$

(4,462,032)

____________

____________

____________

____________

____________

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INVENTORY

Inventory consists of the following at:

June 30,

December 31,

2004

2003

___________

___________

Finished goods

$

-

$

418

Work in process

-

6,822

Raw materials

-

23,229

___________

___________

-

30,469

Less: Reserve for obsolescence

-

(25,115)

___________

___________

Net Inventory

$

-

$

5,354

___________

___________

In February 2004, the Company’s officers and directors resigned and new officers and directors were appointed.  The new officers and directors of the Company had planned to use outsourced manufacturing facilities to produce the Company’s products.  The new officers and directors also decided to discontinue certain products due to possible patent right issues.  At December 31, 2003, the Company established an allowance of $25,115 for inventory which was subsequently determined to be obsolete or was subsequently abandoned.  The Company’s debentures are secured by all of the assets of the Company [See Note 8].  In June 2004, the Company disposed of all its inventory [See Note 2].

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

June 30,

December 31,

2004

2003

___________

___________

Office furniture and equipment

$

-

$

5,776

Website costs

-

2,270

___________

___________

-

8,046

Less:  Accumulated depreciation

-

(1,696)

___________

___________

Net Property and Equipment

$

-

$

6,350

___________

___________

Depreciation expense for the six months ended June 30, 2004 and 2003 was $814 and $609, respectively.  The Company’s debentures are secured by all of the assets of the Company [See Note 8].  In June 2004, the Company disposed of all of its property and equipment [See Note 2].

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS

Definite-life intangible assets consist of the following at:

June 30,

December 31,

2004

2003

___________

___________

License agreement with University of Florida

   Research Foundation

$

-

$

27,597

License agreement with the United States

   Centers for Disease Control and Prevention

-

4,996

License agreement with Paul D. Mundy

-

10,000

Patent application in process

-

4,532

___________

___________

-

47,125

Less: Accumulated amortization

-

(1,308)

Less: Impairment loss

-

(45,817)

___________

___________

Net Definite-life Intangible Assets

$

-

$

-

___________

___________

The Company’s definite-life intangible assets were being amortized over 20 years with no residual value.  In February 2004, the Company’s officers and directors resigned and new officers and directors were appointed.  The new officers and directors of the Company have decided to discontinue certain products due to possible patent right issues.  Accordingly, the Company recorded an impairment loss of $45,817 in December 2003 based on management’s future cash flow estimates for each of the Company’s definite-life intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Amortization expense for the six months ended June 30, 2004 and 2003 was $0 and $322, respectively.  The Company’s debentures are secured by all of the assets of the Company [See Note 8].  In June 2004, the Company disposed of all its definite-life intangible assets [See Note 2].

The Company has an exclusive license agreement with sublicensing terms with the University of Florida Research Foundation (“UFRF”).  The license became effective on May 30, 2002 and was previously held by other unrelated entities but has since been assigned to the Company.  The Company issued 37,244 shares of common stock valued at $10,000 or approximately $.2685 per share to UFRF as consideration for the license agreement.  The license relates to certain patents, pending patents and trademarks for inventions owned by UFRF.  The license provides that a royalty be paid to UFRF based on 2% of the selling price.  There was no minimum royalty for the first year but there is an increasing annual minimum royalty beginning at $5,000 for the second year and increasing annually to an $8,000 annual minimum royalty for the fifth year and years thereafter.  The Company also agreed to reimburse UFRF for any costs related to the preparation, filing, maintenance, etc. of the trademarks and patents, which as of June 30, 2004 amounted to an additional $19,488.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - DEFINITE-LIFE INTANGIBLE ASSETS [Continued]

The Company has a non-exclusive license agreement with sublicensing terms with the United States Centers for Disease Control and Prevention (“CDC”).  The license relates to certain patent-pending illumination technology owned by CDC.  The license provides that the Company pay $5,000 plus a royalty of 3% of net sales.  The license provides for minimum annual royalty payments of $2,500 for the first year and increasing annually to $15,000 for the fourth year and years thereafter.  The Company also agreed to reimburse CDC for any costs related to the preparation, filing, maintenance, etc. of the patent rights, which as of June 30, 2004 amounted to an additional $0.

The Company has an exclusive license agreement with sublicensing terms with Paul D. Mundy (“PDM”).  The license relates to certain patented designs owned by PDM.  The license provides that the Company pay $10,000 plus a royalty of 3% of net sales.  The license provides for minimum annual royalty payments of $7,500 beginning in the second year and increasing annually to $15,000 for the fourth year and years thereafter.  The license also provides for additional payments of $25,000 upon $1,000,000 in cumulative sales, $75,000 upon $3,000,000 in cumulative sales and $100,000 upon $6,000,000 in cumulative sales.  The Company also agreed to reimburse PDM for any costs related to the preparation, filing, maintenance, etc. of the patent rights, which as of June 30, 2004 amounted to an additional $0.

NOTE 6 - GOODWILL

The following is a summary of the transactions affecting the Company’s goodwill.

For the Three Months

For the Six Months

From Inception

Ended June 30,

Ended June 30,

on July 18,

_________________________

_________________________

2002 through

2004

2003

2004

2003

June 30, 2004

____________

____________

____________

____________

____________

Goodwill at beginning of

  period

$

2,421,804

$

-

$

2,421,804

$

-

$

-

Goodwill from the

  acquisition of AIT

  Subsidiary

-

690,004

-

690,004

690,004

Goodwill from the

  acquisition of STI

  Subsidiary

-

-

-

-

1,731,800

Goodwill eliminated in

  the disposal of GTI

  Subsidiary, AIT

  Subsidiary and STI

  Subsidiary

(2,421,804)

-

(2,421,804)

-

(2,421,804)

____________

____________

____________

____________

____________

Goodwill at end of

  period

$

-

$

690,004

$

-

$

690,004

$

-

____________

____________

____________

____________

____________

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - GOODWILL [Continued]

The Company has tested its goodwill for impairment using quoted market prices for the Company’s common stock in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  At June 30, 2004 and December 31, 2003, the Company’s goodwill was not impaired.  In June 2004, the Company disposed of all its goodwill [See Note 2].

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

June 30,

December 31,

2004

2003

___________

___________

8% $150,000 unsecured note payable

  maturing in August 2004

$

150,000

$

-

___________

___________

In February 2004, the Company issued convertible notes payable for $340,000.  The notes were convertible into common stock at $.50 per share; due to this beneficial conversion feature, the Company allocated $340,000 of the proceeds to the beneficial conversion feature.  The notes accrued interest at 8% per annum and were due on demand.  Since the notes were due on demand, the Company immediately expensed the $340,000 discount recorded due to the beneficial conversion feature of the notes payable.  In May 2004, the notes and accrued interest of $6,343 were converted into 680,000 shares of common stock.

For the six months ended June 30, 2004 and 2003, respectively, interest expense on the notes payable amounted to $348,316 and $0.

NOTE 8 - SECURED CONVERTIBLE DEBENTURES

Secured Convertible debentures consist of the following at:

June 30,

December 31,

2004

2003

___________

___________

One-year 12% $200,000 secured convertible

debentures maturing in December 2004

convertible with accrued interest into common

stock at the lessor of $1.07or 50% of the average

of the lowest 3 intra-day trading prices during the

preceding 20 trading days per share, secured by

all of the assets of the Company, net of discounts

of $83,333 and $183,333, currently in default

$

116,667

$

16,667

___________

___________

$

116,667

$

16,667

___________

___________

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - SECURED CONVERTIBLE DEBENTURES [Continued]

In December 2003, the Company sold $200,000 of secured convertible debentures for $152,091 and recorded a discount of $47,909.  Due to the beneficial conversion feature of the debentures, the Company recorded an additional discount of $152,091.  Both discounts are being amortized over the term of the debentures.  The debentures are secured by all of the assets of the Company.  Interest on the debentures is due quarterly and the Company defaulted on the June 30, 2004, March 31, 2004 and December 31, 2003 interest payments.  For the six months ended June 30, 2004 and 2003, respectively, the Company amortized $100,000 and $0 of the discounts.

For the six months ended June 30, 2004 and 2003, respectively, interest expense on the convertible debentures amounted to $111,967 and $0.

NOTE 9 - CAPITAL STOCK, OPTIONS AND WARRANTS

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2004 and December 31, 2003.

Proposed Private Preferred Stock Offering - The Company was proposing to make a private offering of 200,000 shares of 10% cumulative convertible redeemable Series A preferred stock but the plan was abandoned prior to commencement of the offering.

Common Stock - The Company has authorized 150,000,000 shares of $.001 par value common stock.  In July 2002, in connection with its organization, the Company issued 1,862,198 shares of its previously authorized but unissued common stock.  The shares were issued for $1,000 in cash (or approximately $.000537 per share).

In November 2002, the Company issued 37,244 shares of its previously authorized but unissued common stock to UFRF in exchange for a license agreement to use certain patents, pending patents, trademarks, etc. that are related to inventions owned by UFRF [See Note 5].  The shares were valued at $10,000 (or approximately $.2685 per share).

In December 2002, the Company issued a total of 18,623 shares of its previously authorized but unissued common stock to two consultants for services rendered.  The shares were valued at $5,000 (or approximately $.2685 per share).

In December 2002, the Company issued 93,110 shares of its previously authorized but unissued common stock for $50,000 in cash (or approximately $.537 per share).

In March 2003, the Company issued 931,099 shares of its previously authorized but unissued common stock pursuant to a private offering for $500,000 in cash (or approximately $.537 per share).  The Company received $100,000 of the proceeds in April and May 2003.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

In March 2003, the Company issued 4,134,079 shares of its previously authorized but unissued common stock to former shareholders of GTI Subsidiary as part of an Agreement and Plan of Reorganization.

In March 2003, the Company repurchased and cancelled 3,500,932 shares of its issued and outstanding common stock for cash of $200,000 (or approximately $.05713 per share).

In June 2003, the Company issued 9,311 shares of its previously authorized but unissued common stock to a former officer of the Company as an employment bonus valued at $36,000 (or approximately $3.8664 per share).  All 9,311 of these shares were returned and cancelled in September 2003.

In June 2003, the Company issued 186,220 shares of its previously authorized but unissued common stock to UTEK Corporation as part of an Agreement and Plan of Acquisition, valued at $740,000 (or approximately $3.9738 per share).

In July 2003, the Company issued 12,770 shares of its previously authorized but unissued common stock to UTEK Corporation for consulting services valued at $37,714 (or approximately $2.9533 per share).

In August 2003, the Company issued 396,649 shares of its previously authorized but unissued common stock to UTEK Corporation as part of an Agreement and Plan of Acquisition, valued at $1,831,800 (or approximately $4.6182 per share).

In December 2003, the Company issued 931,099 shares of its previously authorized but unissued common stock for services rendered valued at $700,000 (or approximately $.7518 per share).

In January 2004, the Company issued 56,000,000 shares of its previously authorized but unissued common stock to the shareholder of IAEC as part of and Agreement and Plan of Reorganization [See Note 17], valued at $56,000,000 (or $1.00 per share).  The proposed acquisition has not yet closed and the Company has recorded a subscription receivable of $56,000,000 based on the fair value of the stock.

In May 2004, the Company issued 680,000 shares of its previously authorized but unissued common stock in payment of notes payable totaling $340,000 and accrued interest of $6,343.

Capital Contribution - In June and September 2003, UTEK Corporation made payments totaling $15,000 on behalf of the Company.  The entire $15,000 debt was later forgiven and, due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

Stock Splits - On March 21, 2003, the Company effected a 2-for-1 forward stock split.  The financial statements for all periods presented have been restated to reflect this stock split.

On December 19, 2003, the Company effected a 1-for-5.37 reverse stock split and, as a result, issued 59 shares of its previously authorized but unissued common stock due to rounding.  The financial statements for all periods presented have been restated to reflect this stock split.

Stock Warrants - In December 1999 and February 2000, the Company issued 37,253 Class A warrants to purchase common stock at $6.71 per share and 37,253 Class B warrants to purchase common stock at $13.42 per share as part of a public stock offering which was registered with the United States Securities and Exchange Commission on Form SB-2.  The warrants are exercisable for five years and are callable by the Company at $.01 per warrant.  At June 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

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

Stock Options - In June 2003, the Company granted 130,354 performance-based options to purchase common stock at $1.34 per share as an employment bonus to a former officer of the Company.  The options were to vest based on the sales generated through the efforts of the former officer through June 2005.  The options were to be exercisable for one year following vesting.  The Company recorded deferred compensation of $211,500 for the intrinsic value of the 83,799 options estimated at the time of the grant to vest through June 2005.  In December 2003, the Company cancelled the underlying agreement for these options.  Accordingly, the Company cancelled all 130,354 options which had not vested.  During the six months ended June 30, 2004 and 2003, respectively, the Company expensed $0 and $2,315 of the deferred compensation.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK, OPTIONS AND WARRANTS [Continued]

A summary of the status of the options granted under the Company’s stock-based employee compensation plan is presented below.

For the Three Months

For the Six Months

From Inception

Ended June 30,

Ended June 30,

on July 18,

__________________________

__________________________

2002 Through

2004

2003

 2004

2003

June 30, 2004

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

130,354

$

1.34

-

$

-

130,354

$

1.34

130,354

$

1.34

Exercised

-

$

-

-

$

-

-

$

-

-

$

-

-

$

-

Forfeited

-

$

-

-

$

-

-

$

-

-

$

-

130,354

$

1.34

Expired

-

$

-

-

$

-

-

$

-

-

$

-

-

$

-

______

________

______

________

______

________

______

________

______

________

Outstanding at end of period

-

$

-

130,354

$

1.35

-

$

-

130,354

$

1.34

-

$

-

______

________

______

________

______

________

______

________

______

________

Weighted average fair value of

  options granted during the period

-

$

-

130,354

$

3.22

-

$

-

130,354

$

3.22

130,354

$

3.22

______

________

______

________

______

________

______

________

______

________

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of .94%, expected dividend yield of zero, expected lives of 1 year and expected volatility of 200%.

Stock Option Plan - On August 10, 1998, the Board of Directors of the Company adopted and the stockholders at that time approved the 1998 Stock Option Plan (“the Plan”).  The Plan provides for the granting of awards of up to 372,440 shares of common stock to sales representatives, officers, directors, consultants and employees.  The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the Plan.  Awards under the plan will be granted as determined by the Board of Directors.  At June 30, 2004, total awards available to be granted from the Plan amounted to 372,440 shares.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

Asset Sale - In March 2003, the Company sold all of its bison to Blue Sky Bison Ranch, Ltd., an entity owned by the father of a former officer of the Company for cash of $25,000 and debt relief of $2,400.

Accounts Payable - During the six months ended June 30, 2004 and 2003, respectively, and officer of the Company provided legal services amounting to $31,085 and $0.  At June 30, 2004 and December 31, 2003, respectively, the Company owes a total of $36,085 and $10,000 to the officer.

In May 2003, the Company paid accrued consulting fees of $36,000 to a shareholder of the Company for management consultation services rendered during the year ended March 31, 2003.

In June 2003, the Company paid accrued consulting fees of $14,013 payable to a former officer/director of the Company for services rendered during the three months ended March 31, 2003 related to the Company’s discontinued bison breeding business.

Loans Payable - The Company received various loans from an entity related to shareholders of the Company.  Through June 30, 2004, a total of $116,750 was loaned and the Company had repaid the entire amount plus interest of $1,750, or interest of approximately 3.8% per annum.  Interest expense for the six months ended June 30, 2004 and 2003, respectively, amounted to $0 and $847.

In October 2003, the Company signed a $50,000 note payable to UTEK Corporation.  The note accrues interest at 12% per annum and is due on October 17, 2004.  Interest expense for the six months ended June 30, 2004 and 2003, respectively amounted to $2,992 and $0.

Management Compensation - During the six months ended June 30, 2004 and 2003, respectively, the Company paid $4,000 and $45,500 to a former officer/director of the Company.

In June 2003, the Company issued 9,311 shares of common stock to a former officer of the Company as an employment bonus valued at $36,000.  The Company also granted 130,354 performance-based stock options to the former officer.  In September 2003, the former officer returned the 9,311 shares of common stock for cancellation [See Note 9].  In December 2003, the Company cancelled all 130,354 performance-based options which had not vested [See Note 9].

Strategic Alliance Agreement - In July 2003, as part of a Strategic Alliance Agreement, the Company issued 12,770 shares of common stock to UTEK Corporation for one year of consulting services valued at $37,714 [See Note 9].

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - OPERATING LEASE

Effective September 1, 2002, the Company entered into a one-year lease agreement with the Gainesville Technology Enterprise Center (“GTEC”) for office space of approximately 450 square feet and for the use of certain common areas.  Rent payments were $350 per month.  The Company was also billed for the use of certain office services based upon usage.  The Company also paid $500 as a refundable security deposit.  In September 2003, the Company entered into a new one-year lease agreement with GTEC for office space of approximately 900 square feet and for the use of certain common areas.  The lease was to continue on a month-to-month basis for no longer than 36 months from the commencement date unless GTEC, at its sole discretion, chose to extend the lease for an additional 12-month period.  Rent payments for the first year were $825 per month increasing to $900 for the second year and increasing to $975 for the third year.  In February 2004, GTEC accepted a $700 payment, the $500 security deposit and transferred property and equipment with net book value of $887 to cancel the lease.  The total lease expense for the six months ended June 30, 2004 and 2003, respectively, amounted to $2,962 and $2,783.

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through a possible business acquistion.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 13 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At June 30, 2004, the Company has available unused operating loss carryforwards and capital loss carry forwards of approximately $1,552,000 and $712,000, respectively, which may be applied against future taxable income and which expire in various years through 2024 and 2009, respectively.  Due to certain substantial changes in the Company’s ownership, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES [Continued]

At June 30, 2004, the total of all deferred tax assets was approximately $445,000 and the total of all deferred tax liabilities was approximately $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $445,000.  The net change in the valuation allowance was approximately $162,000 during the six months ended June 30, 2004.

The temporary differences gave rise to the following deferred tax asset (liability):

June 30,

2004

___________

Capital loss carryover

$

140,000

Net operating loss carryover

305,000

The components of federal income tax expense from continuing operations consisted of the following for the six months ended:

June 30,

2004

___________

Current income tax expense:

Federal

$

-

State

-

___________

Net current tax expense

$

-

___________

Deferred tax expense (benefit) resulted from:

Excess of tax over financial

  accounting depreciation

$

7,342

Accrued compensation

2,065

Inventory reserve

4,940

Capital loss carryover

(139,997)

Bad debt allowance

367

Net operating loss carryover

(36,252)

Valuation allowance

161,535

___________

Net deferred tax expense

$

-

___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the six months ended:

June 30,

2004

___________

Computed tax at the expected

  federal statutory rate

15.00%

State income taxes, net of federal benefit

4.67

Amortization of note payable conversion discount

(2.87)

Loss on sale of subsidiaries

(11.10)

Other

(.35)

Valuation allowance

(5.35)

___________

Effective income tax rate

0.00%

___________

NOTE 14 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

For the Three Months

For the Six Months

From Inception

Ended June 30,

Ended June 30,

on July 18,

_________________________

_________________________

2002 through

2004

2003

2004

2003

June 30, 2004

____________

____________

____________

____________

____________

Loss from operations

  available to common

  shareholders (numerator)

$

(2,528,794)

$

(146,458)

$

(3,016,902)

$

(219,409)

$

(4,462,149)

____________

____________

____________

____________

____________

Weighted average number of

  common shares outstanding

  used in loss per share for

  the period (denominator)

61,491,669

3,586,369

59,758,482

2,864,854

17,499,175

____________

____________

____________

____________

____________

At June 30, 2004, the Company had 186,238 outstanding warrants and debentures convertible into 948,902 shares which were not used in the computation of loss per share because their effect would be anti-dilutive.  At June 30, 2004, the Company had 74,506 outstanding warrants and 130,354 outstanding options which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

INTRA-ASIA ENTERTAINMENT CORPORATION

(Formerly GloTech Industries, Inc.)

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 15 - CONTRACTS AND AGREEMENTS

Escrow Agreement - In May 2004, the Company signed an Escrow Agreement and agreed to transfer $150,000 into an escrow account for the future repayment of the $200,000 of secured convertible debentures and the $50,000 related party note payable.

Settlement  Agreement - In May 2004, and officer of the Company and a former officer/director of the Company signed a Settlement Agreement with the Company and the officer and former officer/director agreed to pay all of the Company’s liabilities except for the $200,000 of secured convertible debentures and the $50,000 related party note payable.

NOTE 16 - CONCENTRATIONS

Revenues - During the six months ended June 30, 2004, the Company had a significant customer which accounted for 87% of the Company’s total sales.  The loss of this significant customer could adversely affect the Company’s business and financial condition.

NOTE 17 - SUBSEQUENT EVENTS

Proposed Acquisition - The Company plans to acquire Intra-Asia Entertainment Corporation (“IAEC”) pursuant to an Agreement and Plan of Reorganization.  The agreement calls for the Company to issue up to 56,000,000 shares of common stock to the shareholders of IAEC for at least 91% and up to 100% of the outstanding shares of IAEC’s common stock wherein IAEC would become a subsidiary of the Company.  In January 2004, the Company issued the 56,000,000 shares of common stock to the shareholders of IAEC and recorded a subscription receivable of $56,000,000 based on the fair value of the stock.  The agreement also called for the Company to effect a 1-for-5.37 reverse stock split (effected December 19, 2003), for the Company to increase the authorized number of shares of common stock to 150,000,000 (effected December 19, 2003) and for the Company’s name to be changed to Intra-Asia Entertainment Corporation (effected December 19, 2003).  In February 2004, the Company advanced a total of $302,800 to IAEC.  The advances are due on demand and bear no interest.  The proposed acquisition has been delayed pending completion of audited financial statements.  Final consummation of the proposed acquisition is not guaranteed.

Repayment of UTEK-N/P - On July 29, 2004, the Company entered into an agreement with UTEK Corporation whereby UTEK Corporation agreed to forgive a debt of $50,000 in exchange for 125,000 shares of stock which were conveyed by a shareholder of the Company.

Repayment of Debentures - On August 16, 2004, the Company entered into an agreement with certain holders of debentures whereby those holders allowed the convertible debentures to be repurchased in exchange for a total of $230,000 paid by the Company and certain shareholders.  This resulted in the retirement of $200,000 in convertible debentures and return of 111,732 warrants.

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

R & R effected a two-for-one forward split of its $.001 par value common stock on March 21, 2003. Shortly thereafter, on March 26, 2003, R & R entered an agreement and plan of reorganization with GloTech Industries, Inc as reported on Form 8-K. The agreement was finalized on June 30, 2003. Under the agreement, R & R Ranching acquired 100 % of the outstanding shares of GloTech in exchange for approximately 82 % of R & R Ranching’s outstanding common stock making GloTech a wholly owned subsidiary of R & R Ranching. Pursuant to the agreement, the company’s name was changed to GloTech Industries, Inc. and Heinz Fraunhoffer was named as sole director and executive officer.

On December 5, 2003, GloTech entered into an “Agreement and Plan of Reorganization” calling for a merger with Intra-Asia Entertainment Corporation.  That transaction was approved by the Board of Directors and by a majority of the shareholders.  Pursuant to that Agreement and Plan of Reorganization, the Articles of Incorporation were amended, changing the name of the Company to Intra-Asia Entertainment Corporation and, on January 2, 2004, in conformity with the Agreement and Plan of Reorganization, the Company began trading under a new symbol “IRAE” and reverse-split its shares such that each 5.37 shares of stock outstanding became 1 new share.  The transaction was announced but, due to the inability of the merger-acquiree to provide financial information in a form that could be audited, the transaction did not close.  At present, Management is working to complete the contemplated transaction.

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

The Company also had an exclusive license with sublicensing terms with Paul D. Mundy.  The license relates to certain patented designs owned by Mr. Mundy.  The license provides that the Company pays $10,000 plus a royalty of 3% of net sales of products using Mr. Mundy's patents.  The license provides for minimum annual royalty payments of $7,500 beginning in the second year and increasing annually to $15,000 for the fourth year and years thereafter.  The license also provides for additional payments of $25,000 upon $1,000,000 in cumulative sales, $75,000 upon $3,000,000 in cumulative sales and $100,000 upon $6,000,000 in cumulative sales.  The Company must also reimburse Mr. Mundy for any costs related to the preparation, filing and maintenance of the patent rights.  The Company has not paid the current amount due under this license agreement.  All of these licenses have been sold or assigned in contemplation of the share exchange with IAEC.

Subsidiaries

In addition to GloTech Delaware, the Company, at December 31, 2003, had two other subsidiaries through its strategic alliance with UTEK Corporation of Delaware.  The subsidiaries are Advanced Illumination Technologies, Inc. (AITI) and Sports Technologies, Inc. (STI).  AITI holds the patent on an illuminated rope technology.  STI holds the license to an illuminated helmet technology for safety and novelty use.  The rights and ownership of these subsidiaries have been sold or assigned in contemplation of the share exchange with IAEC.

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

Proprietary Rights

UFRF has applied for application patents on its EL technology and applications in both the United States and international markets.  The United States Patent and Trademark Office has issued a patent only for certain uses and rejected other claims; the rights to full use of this technology cannot be guaranteed.  The Company has agreed to reimburse UFRF for any costs related to preparing, filing and maintaining all trademarks and patents.  The rights and ownership of this intellectual property have been sold or assigned in contemplation of the share exchange with IAEC.

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

Subsequent Events

On July 29, 2004, the Company entered into an agreement with UTEK Corporation whereby UTEK Corporation agreed to forgive a debt of $50,000 in exchange for 125,000 shares of stock which were conveyed by shareholders of the Company.  On August 16, 2004, the Company entered into an agreement with certain holders of debentures whereby those holders allowed the convertible debentures to be repurchased in exchange for a total of $230,000 paid by the Company and certain shareholders of the Company.  This resulted in the retirement of $200,000 in convertible debentures and return of 111,732 warrants.  These transactions occurred after June 30, 2004 and are not reflected in the presented financial information.

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

Attendance and Marketing

IAEC believes that attendance at the park will depend primarily upon the introduction of new rides and attractions, as well as local economic conditions, the effectiveness of management and its marketing efforts, the quality of the entertainment experience offered and the degree of competition in the area.  IAEC believes a policy of periodically adding new rides and attractions may boost attendance.  IAEC also believes that attendance may be further increased upon conversion of the existing amusement park into a comprehensive theme park.

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

Maintenance and Safety

Historically, Park maintenance personnel inspected all rides each operating day and conducted formal ride inspections on a weekly basis.  The maintenance team consists of 14 technicians and employees, each of whom is required to be a qualified maintenance technician.  Upon being hired, each technician receives training in operational procedures, safety inspection and routine maintenance.  Periodically, some maintenance technicians are sent to Japan where they receive advanced training in safety inspection and maintenance from Japanese ride manufacturers.  Although the risk of injury cannot be eliminated, management believes it is taking appropriate steps to protect guests and employees at the Park.  The Park has maintained insurance of the type and in the amounts that management of IAEC believes are commercially reasonable and available to businesses in its industry, including a liability policy that covers losses on a per accident basis and fire and extended policies which also cover the Park for malicious damage.

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

Weifang Fuhua Amusement Park Co., Ltd.

The Joint Venture, which was established in 1991 and in which IAEC owns an 85% interest, is the owner of the park.  The Joint Venture is a “Sino-foreign equity joint venture” formed under Chinese lawunder an agreement which continues until 2021 and which provides that the Joint Venture will be managed by a board of directors consisting of seven members of which IAEC is entitled to appoint five of the seven director.  The remaining 15% interest in the Joint Venture is owned by a Chinese corporation owned by the Weifang State Asset Administration Bureau .

Results of Operations for the Three Month and Sixth Month Periods Ended June 30, 2004

During the three months ended June 30, 2004, we generated $0.00 in revenue from continuing operations. Interest expense during this period was $117 resulting in gross loss of $117.   During the six months ended June 30, 2004, we generated $0.00 in revenue from continuing operations. Interest expense sold during this period was $117 resulting in gross loss of $117.  General and administrative expenses during this period were $0 and $0 for the three months ended and six months ended June 30, 2004, respectively.  Losses from Discontinued Operations were $2,528,677 and $3,016,785 for the three months ended and six months ended June 30, 2004, respectively. As a result of these factors, we realized a net loss of $2,528,794 during the three months ended June 30, 2004.  Similarly, as a result of these factors, we realized a net loss of $3,016,902 during the six months ended June 30, 2004

Cumulative net loss from inception on July 18, 2002 through June 30, 2004 was $4,462,149.

Liquidity and Capital Resources

Total assets at June 30, 2004 were $455,000. Current assets at June 30, 2004 were $152,200 consisting of $152,200 in cash and $0 in accounts receivable, $0 in inventory and $0 in prepaid assets. We also had property and equipment with a net value of $0. Other assets totaled $302,800. These assets consisted a receivable from IAEC relating to the proposed merger. Total liabilities at June 30, 2004 were $395,292 consisting of $58,924, in accounts payable of which $36,085 is owed to a related party, $19,701 in accrued interest, $200,000 in notes payable and $116,667 in convertible debentures.  Note that with the agreement of UTEK Corporation to forgive a debt of $50,000 in exchange for 125,000 shares of stock and the agreement of certain holders of debentures whereby those holders allowed the convertible debentures to be repurchased in exchange for a total of $230,000, the total liabilities would be reduced by $166,667 for a total of liabilities of $228,625.

Plan of Operation

We have entered into the Reorganization Plan that will effect a merger with an entity known as Intra-Asia Entertainment Corporation (referred to herein as “IAEC”) whereby new management will take over and where a significant portion of our asset base will be an amusement park in Weifang, China.  Given that, this plan must be viewed with the understanding that a substantial portion of our business and likely all of our revenues will be derived from that amusement park.  While we believe that EL technology can be used for certain novelty items sold at the park, we cannot assume that current management will continue the focus of development and marketing on other EL products.  Last year, we acquired Sports Technologies, Inc. (STI), a Florida corporation and Advanced Illumination Technologies, Inc. (AITI). AITI holds the patent on an illuminated rope technology that we believe will be applicable in emergency situations. STI holds the license on a patent for an illuminating helmet technology. The rights and ownership of these subsidiaries have been sold or assigned in contemplation of the share exchange with IAEC.

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

Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of June 30, 2004, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.

(b)

 Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004.

 PART II. Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Between September 1999 and February 2000, R & R Ranching conducted a public sale of common stock as registered on Form SB-2. During the offering, the Company sold 100,000 units. Each unit consisted of one share of common stock, one Class A warrant and one Class B warrant. The Class A warrants may be converted to common stock at a price of $2.50 per share. Class B warrants may be converted to common stock at a price of $5.00 per share. The warrants are exercisable for five years from the date of sale and may be called by the Company at $.01 per share. At June 30, 2004, none of the warrants had been exercised, forfeited or cancelled.

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

GloTech had proposed a private offering of 200,000 shares of 10% cumulative convertible redeemable Series A preferred stock with a minimum of 20,000 shares to be sold. GloTech set an arbitrary offering price of $2.50 per share. During the three months ended June 30, 2004, GloTech abandoned the proposed offering before any shares were sold.

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

On January 2, 2004, we caused to go into effect a reverse stock split of One new share for each 5.37 shares outstanding.  All of the above transactions describe shares using the number prior to calculation for this reverse-stock-split and should be viewed according.

On January 2, 2004, we issued 56,000,000 shares to shareholders of IAEC pursuant to the Reorganization Plan.  These shares were issued without registration and without registration rights and therefore have a substantially reduced value compared with shares being presently traded. In the event that the Reorganization Plan is terminated without consummation, these shares would be returned and cancelled.

Item 3. Defaults upon Senior Securities

We issued Convertible Debentures for the sum of $600,000 although only $200,000 has been paid to date.  The Convertible Debentures require filing of a registration statement which has not yet been done. On August 16, 2004, the Company entered into an agreement with certain holders of debentures whereby those holders allowed the convertible debentures to be repurchased in exchange for a total of $230,000 paid by non-affiliated third-party shareholders.  This will result in the retirement of $200,000 in convertible debentures and return of 111,732 warrants.

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

In June of 2003 we paid accrued consulting fees of $14,013 to Mr. Fred Hall, our former sole director and executive officer for services rendered during the year ended June 30, 2003.

From inception through February 27, 2003, we had received various loans from an entity related to shareholders of the company. At June 30, 2003, a total of $116,750 had been loaned and the unpaid balance was $81,750. In April of 2003, the remaining balance on the loan and accrued interest of $1,750 was paid in full.

On June 20, 2003 we entered into an employment agreement with our Chairman. The agreement provides for a salary of $7,000 per month through September 20, 2003 and expenses of up to $1,000 per month. Compensation after September 20, 2003 will be determined by the Board of Directors based on performance. We also issued 50,000 shares of common stock to our Chairman. In September of 2003 the 50,000 shares were returned to the Company and cancelled. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transaction.  As of June 30, 2004, none of these shares remain outstanding and Mr. Harmon, the chairman, has resigned.

On June 20, 2003 we authorized the issuance of 700,000 performance-based stock options to our Chairman. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transactions. As of June 30, 2004, none of the options had been exercised, the agreement has been terminated and Mr. Harmon, the chairman, has resigned.

During the six months ended June 30, 2003 we paid $45,500 in salary to Heinz Fraunhoffer, our Chief Executive Officer. We did not pay any salary to Mr. Reskin and do not intend to do so in the immediate future.

In June and September 2003, UTEK Corporation made payments totaling $15,000 on behalf of GloTech. The entire $15,000 debt was later forgiven and, due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

In November 2003, we entered into an agreement with three entities for a loan in the amount of $600,000, of which only $200,000 was received, evidenced by three separate convertible debentures bearing interest together with warrants which debt and warrants remain outstanding.  On August 16, 2004, the Company entered into an agreement with certain holders of debentures whereby those holders allowed the convertible debentures to be repurchased in exchange for a total of $230,000 paid by the Company and certain shareholders of the Company.  This resulted in the retirement of $200,000 in convertible debentures and return of 111,732 warrants.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-ASIA ENTERTAINMENT CORPORATION

Date: September 13, 2004

/s/ James A. Reskin

James A. Reskin

Chief Executive Officer

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number

Description of Exhibits

31.1

Rule 13a-14(a) Certification of James A. Reskin for the Form 10-Q

for the quarter ended June 30, 2004.

31.2

Rule 13a-14(a) Certification of James A. Reskin for the Form 10-Q for the quarter ended June 30, 2004

32.1

Section 1350 Certification of James A. Reskin for the Form 10-Q for the quarter ended June 30, 2004