Form 10QSB
period 2004-09-30
INTRA ASIA ENTERTAINMENT CORP
filed 2004-12-14
CIK 1081206

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _________ to ________

Commission File Number 333-75297

INTRA-ASIA ENTERTAINMENT CORPORATION (Exact Name of Registrant as specified in its Charter)

Nevada	87-0616524
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1111 Corporate Center Road, Suite 203B Monterey Park, CA 91754 (Address of principal executive offices)

(323) 261-0078 (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 2004: 61,782,218

Transitional Small Business Disclosure Format (Check One): YES NO X

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

	INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets
	September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Operations and Comprehensive
	Income - Three Months Ended
	September 30, 2004 and 2003 and	4
	Nine Months Ended September 30, 2004 and 2003

	Consolidated Statements of Stockholders' Equity
	September 30, 2004 and December 31, 2003	5

	Condensed Consolidated Statements of
	Cash Flows - Nine Months Ended
	September 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	16

Item 3	Controls and Procedures	23

PART II	OTHER INFORMATION	24

Item 1	Legal Proceedings	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Information	24

Item 6	Exhibits	24

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
ASSETS		(Unaudited)

Current assets:
Cash	$1,073,612	$869,885
Other receivables	51,002	679,544
Inventories	63,785	149,634
Amounts due from related parties	3,430,598	-
Deferred transaction costs	250,000	-

Total current assets	4,868,997	1,699,063

Deferred loan commission -- long term	-	54,884

Property and equipment, net	33,612,286	36,391,313

Total assets	$38,481,283	$38,145,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term bank loans	$214,780	$212,366
Long-term bank loans - current portion	3,861,935	3,861,953
Note payable to ValueRich, Inc.	250,000	-
Accounts payable	200,735	295,236
Accrued liabilities	391,775	1,070,152
Deferred revenue -- membership dues	863,346	863,398
Employee bonus and welfare fund	68,346	68,347
Convertible notes	136,045	83,086
Stockholder's loan	1,270,521	-

Total current liabilities	7,257,483	6,454,538

Long-term bank loans, less current portion	10,192,762	7,776,462
Convertible notes -- long term	-	535,243
Stockholder's loan	-	1,322,583

Total liabilities	17,450,245	16,088,826

Commitments

Minority interest	3,142,378	3,364,603

Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock; par value $0.001 per share, 150,000,000 shares authorized and 56,000,000 and 61,782,218 shares issued and outstanding	56,000	61,782
Additional paid-in capital	17,848,504	19,939,206
Retained earnings	4,177,059	2,883,499
Accumulated other comprehensive loss -- translation adjustments	(4,192,903)	(4,192,659)

Total stockholder's equity	17,888,660	18,691,831

Total liabilities and stockholders' equity	$38,481,283	$38,145,260

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2004		2003	2004
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues:
Amusement park admissions	$2,511,223	$2,485,530		$6,149,857	$6,180,901
Amusement park food, merchandise and other	714,495	1,066,300		1,601,571	1,970,950

Total revenues	3,225,718	3,551,830		7,751,428	8,151,851

Operating costs and expenses:
Operating expenses	711,782	747,547		2,086,755	1,843,255
General and administrative	326,040	1,555,964		964,057	2,607,023
Cost of products sold	165,813	546,461		586,753	1,116,140
Depreciation and amortization	457,416	472,867		1,356,474	1,586,341

Total operating costs and expenses	1,661,051	3,322,839		4,994,039	7,152,759

Income from operations	1,564,667	228,991		2,757,389	999,092

Interest expense	(353,065)	(293,534)		(840,153)	(1,340,914)
Other income, net	2,138	-		4,188	-

Income (loss) before income taxes	1,213,740	(64,543)		1,921,424	(341,822)

Income taxes	421,646	420,324		737,616	729,555

Income (loss) before minority interest	792,094	(484,867)		1,183,808	(1,071,377)

Minority interest in Fuhua	128,167	128,008		224,394	222,183

Net income (loss)	$663,927	$(612,875	) $	959,414	$(1,293,560)

Weighted average common shares outstanding - basic	56,000,000	56,680,000		56,000,000	56,335,036

Earnings (loss) per share - basic	$0.01	$(0.01	) $	0.02	$(0.02)

Weighted average common shares outstanding - diluted	56,222,600	56,680,000		56,122,774	56,336,036

Earnings (loss) per share - diluted	$0.01	$(0.01	) $	0.02	$(0.02)

Comprehensive income:
Net income (loss)	$663,927	$612,875		$959,114	$(1,293,560)
Translation adjustments	871	16		678	247

Comprehensive income (loss)	$664,798	$(612,859	) $	959,792	$(1,293,313)

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2003	56,000,000	$56,000	$17,848,504	$4,177,059	$(4,192,903	) $	17,888,660

Reorganization and recapitalization (unaudited)	5,102,218	5,102	(34,301)	-	-		(29,199)
Deemed interest due to warrants repricing (unaudited)	-	-	14,237	-	-		14,237
Deemed interest due to conversion price repricing (unaudited)	-	-	106,743	-	-		106,743
Benefit Conversion Feature on convertible note of $21,000 (unaudited)	-	-	4,188	-	-		4,188
Deemed interest due to warrants issued related to convertible note of $21,000 (unaudited)	-	-	16,812	-	-		16,812
Benefit Conversion Feature on convertible notes of $340,000 (unaudited)	-	-	340,000	-	-		340,000
Benefit Conversion Feature on convertible notes of $580,000 (unaudited)	-	-	50,000	-	-		50,000
Notes converted into shares (unaudited)	680,000	680	339,320	-	-		340,000
Warrants issued for finder's fee (unaudited)	-	-	1,092,800	-	-		1,092,800
Benefit conversion feature on convertible note of $100,000 (unaudited)	-	-	49,000	-	-		49,000
Deemed interest due to warrants issued related to convertible note of $100,000 (unaudited)	-	-	51,000	-	-		51,000
Conversion of interest payable (unaudited)	-	-	60,903	-	-		60,903
Net loss (unaudited)	-	-	-	(1,293,560)	-		(1,293,560)
Translation adjustments (unaudited)	-	-	-	-	247		247

Balance, September 30, 2004 (unaudited)	61,782,218	$61,782	$19,939,206	$2,883,499	$(4,192,656	) $	18,691,831

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2003	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$959,419	$(1,293,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	224,394	222,183
Depreciation and amortization	1,388,599	1,586,341
Forgiven interest on stockholder loan	86,747	60,903
Beneficial conversion feature on convertible notes	-	372,168
Warrants Issued	-	1,213,780
Changes in assets and liabilities:
Other receivables	5,841	(628,542)
Inventories	12,281	(85,849)
Deferred loan costs	-	(54,884)
Accounts payable	(253,580)	65,302
Accrued liabilities	78,405	678,378

Net cash provided by operating activities	2,502,101	2,136,220

Cash flows from investing activities:
Related party receivable	(3,263,253)	3,430,598
Purchase of property and equipment and construction in progress	(134,868)	(4,365,000)

Net cash used in investing activities	(3,398,121)	(934,402)

Cash flows from financing activities:
Proceeds from issuing convertible notes	87,471	1,041,000
Repayment of convertible notes	-	(79,885)
Repayment of bank loans	-	(2,418,809)
Proceeds from bank loans	2,416,334	52,062
Proceeds from stockholder's loan	357,222	-
Repayment of stockholder's loan	(1,249,000)	-
Dividends paid to minority interest	(289,837)	-

Net cash provided by (used in) financing activities	1,322,190	(1,405,632)

Effect of changes in exchange rate on cash	(203)	87

Net increase (decrease) in cash	425,967	(203,727)

Cash, beginning of the period	1,363,600	1,073,612

Cash, end of the period	$1,789,567	$869,885

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$745,496	$753,711
Income taxes	804,580	728,600

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2004 (Information for the Nine Months Ended September 30, 2003 and 2004 is Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Fuhua, its 85% owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of Fuhua are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates Fuhua's assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of Fuhua's financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive loss - translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

Revenue Recognition

The Company recognizes revenue from the sale of admission tickets when the customers actually visited the park. The proceeds from admission tickets that are sold but not used are accounted for as deferred revenue.

The Company sells memberships for its indoor water park. The membership fees are for five types of membership: one year, three years, and three types of lifetime memberships. The Company recognizes the deferred revenue in accordance with the membership terms on a straight-line basis. Regarding the lifetime memberships, the Company believes that a period of ten years is expected to be the customer relationship, for revenue recognition purposes.

Inventory

Inventory is stated at the lower of cost or market and primarily consists of products for retail, including merchandise, food and miscellaneous supplies which include repair parts for rides and attractions.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2004 (Information for the Nine Months Ended September 30, 2003 and 2004 is Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization

Properties, equipment, and improvements are stated at the acquisition cost and depreciation expense is determined using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the joint venture as follows:

Buildings and land improvements	20 to 30 years
Rides and attractions	10 to 25 years
Vehicles and other equipment	5 years

Maintenance and repairs are charged directly to expense as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss).

Construction in Progress

Construction in progress is stated at cost. Interest costs incurred in relation to construction are capitalized into the relevant property and equipment and depreciated over their estimated useful life in accordance with SFAS No. 34.

Advertising

The Company expenses amounts paid for advertising and marketing in the period such amounts are incurred.

Rent Expense on Land Lease

The Company does not account for rent relating to the land lease under the straight-line method as the Company believes that the difference in rent between actual and straight-lined amounts in each year during the lease term is immaterial to the annual financial statements. The Company recognizes land lease expense based on the actual amount as incurred.

Long-Lived Assets

Effective January 1, 2002, the Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2004 (Information for the Nine Months Ended September 30, 2003 and 2004 is Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amount of cash, other receivables, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's bank loans approximate fair value because the interest rates on these loans are subject to change with market interest rates. Due from related parties does not bear any interest and its carrying amount is reasonable estimates of its fair value as the imputed interest is immaterial. The stockholder's loan from Weicheng bear interest at 6% per annum, which is similar to the market interest rate. The promissory notes associated with convertible loans carries interest at 8% per annum, which is similar to the market interest rate.

Deferred Offering Cost

The Company accounts for offering cost incurred in the private placements as deferred expense and amortizes it over the economic life of these convertible notes. In accordance with APB No. 14, the Company accounts for the fair value of warrants and beneficial conversion feature resulting from issuing convertible notes as discount to these convertible notes and amortizes the discount over the economic life of these convertible notes.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Fuhua is subject to PRC tax laws and the tax rate is 33% on taxable income. Since its inception, Fuhua has filed its tax returns with Neo-Luck under an informal tax-sharing arrangement whereby the Company computed its income tax on a separate-company basis and remitted its tax payments directly to Neo-Luck. In 1999, Fuhua entered into a formal tax-sharing agreement with Neo-Luck. Pursuant to the executed tax-sharing agreement, Neo-Luck will indemnify the Company for any tax liability to the tax authority if there are any disputes over Fuhua's tax filing position.

For U.S. income tax purposes, no provision has been made for U.S. taxes on undistributed earnings of Fuhua. It was not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, were lent to the Company, or if the Company should sell its stock in Fuhua. However, the Company believes that U.S. foreign tax credits and net operating loss carry-forward available would substantially eliminate any additional tax effects.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2004 (Information for the Nine Months Ended September 30, 2003 and 2004 is Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated valuation allowance for deferred income tax assets. Actual results could differ materially from those estimates.

Earnings Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity.

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from employees and non-employees in exchange for equity instruments. SFAS No. 123 also gives the option, for employees only, to account for stock-based compensation, utilizing the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock issued to Employees." The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB No. 25 and to provide the pro forma disclosures required by SFAS No. 123. As of December 31, 2002 and 2003 and September 30, 2004, the Company has not granted any stock options to employees.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the consolidated statements of income and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2004 (Information for the Nine Months Ended September 30, 2003 and 2004 is Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), issued in December 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. The Company does not have any variable interest entities that must be consolidated.

NOTE 2 -- RECAPITALIZATION AND REORGANIZATION

On December 19, 2003, Glo-Tech Industries, Inc. (Glo-Tech), a public reporting company established under the laws of the State of Nevada, entered into an Agreement and Plan of Reorganization ("the Agreement") with Intra-Asia Entertainment Corporation (Intra-Asia), a private company established under laws of the State of Delaware, pursuant to which Glo-Tech would issue 56 million shares of its common stock in exchange for 100% equity interest of Intra-Asia and the existing shareholders at Glo-Tech after acquisition would account for approximately 5,102,218 shares of common stock through a 1-for-5.37 reverse split. As required by the Agreement, on December 19, 2003, Glo-Tech amended its Articles of Incorporation to change the corporation's name to Intra-Asia Entertainment Corporation (Nevada). On January 2, 2004, that reverse stock split was effective. On January 6, 2004, Glo-Tech's stock transfer agent finished the shareholder record transfer and issued the shares to Intra-Asia. Consequently, a Form 8-K was filed on January 6, 2004.

According to Article III, 3.01, (f) of the signed Agreement and Plan of Reorganization, "Glo-Tech agrees that its assets will be of sufficient nature and value so as to pay off all liabilities when required by Intra-Asia without use, sale or pledging any assets of Intra-Asia. This guarantee shall survive the Closing." In line with this Article and the audited balance sheet of Glo-Tech at December 31, 2003, the Closing has been delayed until September 30, 2004.

During the nine months ended September 30, 2004, both Glo-Tech and Intra-Asia have tried their best effort to resolve the liabilities presented on Glo-Tech's balance sheet. As of September 30, 2004, both Glo-Tech and Intra-Asia believe that the identified liabilities on Glo-Tech's balance sheet as of December 31, 2003 have been almost resolved except approximately $29,199 of accounts payable left on the balance sheet as of September 30, 2004. Therefore, both parties agreed that the aforementioned reverse acquisition should be closed.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2004 (Information for the Nine Months Ended September 30, 2003 and 2004 is Unaudited)

NOTE 2 -- RECAPITALIZATION AND REORGANIZATION (Continued)

The aforementioned stock exchange transaction made Intra-Asia (Delaware) a wholly owned subsidiary of Glo-Tech after issuing 56 million shares of Glo-Tech's common stock and resulted in the shareholders of Intra-Asia (Delaware) obtaining a majority voting interest in Glo-Tech. Accounting principles generally accepted in the United States require an assessment of which entity is considered the accounting acquirer when an exchange of stock occurs regardless of the legal form of the acquisition. The factors to consider include which entity's shareholders will own the majority of the voting common stock after the acquisition and the composition of the governing body and the management of the company after the acquisition. Intra-Asia was determined to be the acquirer for accounting purposes. Additionally, when an acquisition takes place between a company with minimal or no operations (a shell company) and an operating company, the transaction is treated as a recapitalization rather than a business combination. As Glo-Tech is considered to be a shell company, the transaction was treated as a recapitalization of Intra-Asia.

Intra-Asia is the continuing operating entity for financial reporting purposes, and the financial statements prior to September 30, 2004 represent Intra-Asia's financial position and results of operations. As of September 30, 2004, Glo-Tech had negative net assets of $29,199 with 5,102,218 shares of common stock outstanding, all of which were included in the consolidated financial statements of Intra-Asia. Please see the unaudited stockholders' equity statement for the period from January 1, 2004 to September 30, 2004. Although Intra-Asia is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Glo-Tech as the surviving corporation did not change.

NOTE 3 -- EQUITY TRANSACTIONS

On August 2, 2004 the Company granted a warrant to purchase 1.6 million shares of common stock with an exercise price of $0.35 per share to each of CCC Interests, Limited, and J Stephen & Company, Inc., for their finder fees to find Glo-Tech as a target for reverse merger. Based on the trading price on the granting date and exercise price of $0.35 per share, the Company used Black-Scholes option pricing model to determine the fair value of warrants to purchase these 3.2 million shares of the Company's common stock at $1,092,800. The fair value of $1,092,800 was included in general and administrative expenses for the nine-month ended September 30, 2004.

Glo-Tech issued Class A warrants to purchase 37,253 shares of common stock at $6.71 per share and Class B warrants to purchase 37,253 shares of common stock at $13.42 per share in April 2000.  Both Class A and B warrants were outstanding as of September 30, 2004 and have contractual life of five years, expiring in April 2005.

As of September 30, 2004, the Company had outstanding warrants of 3,435,906 with average exercise price of $0.56 per share.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2004 (Information for the Nine Months Ended September 30, 2003 and 2004 is Unaudited)

NOTE 4 -- RELATED PARTY TRANSACTIONS

The Company had certain transactions with Neo-Luck and its subsidiaries during the nine months ended September 30, 2003 and 2004, summarized as follows:

Fuhua paid to Neo-Luck income taxes of $728,600 in the nine months ended September 30, 2004. Fuhua paid to Neo-Luck employee fringe benefits of $187,000 during the nine months ended September 30, 2003. Since January 2004, Fuhua only paid Neo-Luck staff education benefit, which was part of employee fringe benefits. For nine months ended September 30, 2004, Fuhua paid Neo-Luck for approximately $82,000.

In accordance with the terms of its lease of the land on which the amusement park is located, Fuhua paid land lease fee of RMB3,750,003 (equivalent approximately $453,075) in the nine months ended September 30, 2003 and 2004, respectively.

Fuhua Hotel, which is a subsidiary of Weifang Neo-Luck (Group) Corporation, provided Fuhua with heat and air conditioning service in exchange for a fee of $99,066 and $90,616 in the nine months ended September 30, 2003 and 2004, respectively.

In the United States, Weicheng advanced $357,222 and $103,367 during the nine months ended September 30, 2003 and 2004, respectively. The Company made repayment of $1,249,000 and $51,305 in the nine months ended September 30, 2003 and 2004, respectively.

In March and May 2003, Fuhua made advances to the Chinese partner, Neo-Luck, approximately and aggregately $3,660,000 and the China office of US investor, Jimswood, approximately $1,244,000 for financing their respective other operations in China. The advance did not bear interest. At December 31, 2003, Fuhua collected approximately $1,473,000 out of the $4,904,000 and the outstanding balance of receivable from related parties was approximately $3,431,000. In March 2004, Fuhua collected all of the outstanding balances.

On September 5, 2000, Intra-Asia and Weicheng entered into a loan agreement specifying that Weicheng will provide Intra-Asia with a loan and advance the proceeds on an as-needed basis with 6% interest per annum and the total outstanding balance including the accrued interest will mature on September 5, 2003. In January 2003, Weicheng extended the loan maturity to September 5, 2004 due to withdraw of IPO on January 3, 2003 and lack of cash. In addition, Weicheng decided to waive the payments of interest until the Company generated positive cash flow or raise enough cash. At December 31, 2002, the accumulated interest accrued was $166,217 which was converted into capital. At December 31, 2003, the accrued interest was $103,985, which was converted into capital. In September 2004, Weicheng extended the loan maturity to September 30, 2006, and decided to waive the payment of accrued interest as of September 30, 2004. A new interest rate of 5% per annum is effective as of October 1, 2004. At September 30, 2004, the accrued interest was $60,903, which was converted into capital.

The outstanding loan payable to Weicheng was $1,322,583 at September 30, 2004.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2004 (Information for the Nine Months Ended September 30, 2003 and 2004 is Unaudited)

NOTE 5 -- CONVERTIBLE NOTES

Convertible Notes Issued in 2004

In January 2004, the Company conducted a private placement to offer maximum $1,008,000 for 36 units at $28,000 per unit in the U.S. Each unit consists of a promissory note of $28,000 with interest at 8% per annum and matures in one year from the date of fund received. Each promissory note is immediately convertible into shares of the Company's common stock at $0.28 per share in principal and accrued interest and is attached by a warrant to purchase up to 100,000 shares of the Company's stock at $0.38 per share and the warrant is exercisable any time through and including March 31, 2006. The Company bears 13% of selling commission. On January 12, 2004, the Company sold 0.75 unit and obtained gross proceeds of $21,000 under this offering. Based on the above offering terms and in accordance with EITF 00-27, firstly the Company determined the fair value of warrant at $84,154 attached to the promissory note by using Black-Scholes model, secondly using the relative fair value method to allocate the estimated fair value of promissory note between the underlying promissory note and warrant resulting in the fair value of warrants at $16,812 and the fair value of promissory notes at $4,188 accordingly, thirdly determined the beneficial conversion feature of the convertible promissory notes was $4,188. The total discount related to this promissory note was $21,000 in accordance with APB No. 14 and would be amortized over one-year period. The parameters used in Black-Scholes model were as follows: the contractual life: two years; volatility: 128.57%; annual rate of quarterly dividends: 0%; discount rate: 1.68% per annum. As of September 30, 2004, the amortization of discount to $21,000 convertible note was approximately $15,074.

In February 2004, the Company conducted another private placement to offer maximum $2,000,000 for 100 promissory notes at $20,000 per note in Taiwan. Each note bears interest at 8% per annum and matures on March 31, 2006. Each promissory note is immediately convertible into shares of the Company's common stock at $0.50 per share in principal and accrued interest and without stock warrant attached. The Company bears 10% of selling commission. On January 15 and February 11 the Company sold 12 and 5 notes, respectively, obtained gross proceeds of $340,000 under this offering. Based on the above offering terms and stock trading price on the fund receiving date and effective conversion price determined in accordance with EITF 00-27, the Company recognized beneficial conversion feature of $340,000 as a discount to these promissory notes. On May 18, 2004, the entire $340,000 convertible notes were converted into 680,000 shares of common stock at $0.50 per share. Consequently, the entire $34,000 deferred loan commission and $340,000 beneficial conversion feature were expensed during the second quarter ended June 30, 2004. Outstanding accrued interest related to $340,000 was $7,342, which has not been converted into common shares at September 30, 2004.

On April 14 and May 3, 2004, the Company sold 4 and 25 notes, respectively under the above terms and obtained gross proceeds of $580,000. Based on the above offering terms and stock trading price on the fund receiving date and effective conversion price determined in accordance with EITF 00-27, the Company recognized beneficial conversion feature of $50,000 as a discount to these promissory notes in addition to deferred loan commission of $58,000. As of September 30, 2004, approximately $10,760 beneficial conversion feature and $12,482 deferred loan commission were amortized.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2004 (Information for the Nine Months Ended September 30, 2003 and 2004 is Unaudited)

NOTE 5 -- CONVERTIBLE NOTES (Continued)

On August 24, 2004, the Company sold 3.6 units of convertible promissory note to a Hong Kong investor and obtained gross proceeds of $100,000. This note carries an interest rate of 8% per annum and both the principal and the interest are payable in full on or before March 31, 2006. The note is convertible in full at the option of the holder at any time into shares of the Company's common stock at $0.28 per share in principal and accrued interest and it is attached with a warrant to purchase up to 357,143 shares of the Company's stock at an exercise price of $0.38 per share. The warrant is exercisable any time through and including March 31, 2006. The Company bears 10% of selling cost. Based on the above terms and in accordance with EITF 00-27, firstly the Company determined the fair value of the warrant attached to the promissory note at $103,571 by using Black-Scholes model, secondly, by using the relative fair value method, the Company allocated the fair value of $51,000 to the warrants issued and recognized the beneficial conversion feature of $49,000. Consequently, the entire convertible note of $100,000 had a discounts of $100,000. As of September 30, 2004, $3,231 of the discount related to warrants and $3,104 of discount related to beneficial conversion feature have been amortized.

NOTE 6 -- PROMISSORY NOTE PAYABLE TO VALUERICH, INC.

In connection with the acquisition transaction with Glo-Tech, the Company issued on December 19, 2003 a promissory note of $250,000 payable to ValueRich, Inc. which matures on March 1, 2004 without bearing interest and collateral involved. This note was issued for the consulting services rendered by ValueRich for consummating the Agreement and Plan of Reorganization. Consequently, the Company recorded deferred transaction cost of $250,000 and note payable of $250,000 as of December 31, 2003. In May 2004, the Company wired $150,000 to an escrow account pursuant to an escrow agreement among all relevant parties to solve the undisclosed liabilities on Glo-Tech's book and in June 2004, the Company paid $100,000 directly to ValueRich. The payment of this promissory note was expensed in the period of nine months ended September 30, 2004.

NOTE 7 -- CONTINGENT LIABILITY

On July 29, 2004, WestPark Capital, Inc. filed a complaint in the Los Angeles Superior Court against the Company for breach of contract and related causes of action. In the complaint, WestPark alleges that the Company hired WestPark to serve as managing underwriter for an initial public offering, and then failed to pay WestPark $128,884.76 in expenses incurred under contract. The Company denies this liability and has filed a counter-claim, alleging that WestPark breached the contract and fraudulently misrepresented its ability to serve as managing underwriter. The Company intends to defend the action against it and prosecute its claims against WestPark, but cannot predict the outcome of this litigation. At September 30, 2004, the Company has not recorded any accrued liability because of uncertainty.

Item 2: Management's Discussion and Analysis or Plan of Operation.

The following discussion of financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10Q for the nine months ended September 30, 2004. This report contains certain forward-looking statements and future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "risk factors" contained in our Form 8-K filed with the Securities and Exchange Commission on November 15, 2004. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

As a result of our acquisition of Intra-Asia Entertainment Corporation (IAEC), which we accounted for as a reverse merger, we have limited the following discussion of financial condition and results of operations to the business of IAEC and, except where otherwise noted -- for example in our discussion of general and administrative expense -- we do not discuss our operations prior to the acquisition of IAEC.

General

Effective September 30, 2004, we completed a reorganization transaction whereby IAEC became our majority-owned subsidiary. Through IAEC, we own 85% of Weifang Fuhua Amusement Park in the City of Weifang in China's eastern Shandong Province. The amusement park is strategically located near the center of the City of Weifang and is available to the city's approximately 8,000,000 residents and Shandong Province's approximately 90 million residents. IAEC holds its equity interest in the amusement park through Weifang Fuhua Amusement Park Co., Ltd. (Fuhua), a Chinese joint venture organized in 1991. Weifang Neo-Luck (Group) Corporation (Neo-Luck), a Chinese corporation owned by the Weifang State Asset Administration Bureau, holds the remaining 15% interest.

Our business is highly seasonal. We generate a majority of our revenues in the second and third calendar quarters while we incur operating expenditures throughout the year, particularly in the first and third calendar quarters. We have historically incurred a net loss for the first and fourth calendar quarters of each year.

We classify our total expenses and costs into four general categories: operating expense, general and administrative expense, cost of products sold and related expenses, and depreciation and amortization. Operating expenses include expenses for the payroll of employees working on site at the amusement park, advertising, land usage fees, repair and maintenance, insurance, landscaping, employee fringe benefits, heating and air conditioning, utilities and other expenses directly relating to operations. General and administrative expenses include management payroll, property taxes, employee fringe benefits, office supplies, and travel and lodging, professional expenses and other expenses related to management. Cost of products sold includes costs of merchandise and food sold in the amusement park. Our expenses are relatively fixed. Costs for full time employees, maintenance, utilities, insurance and advertising do not vary significantly with attendance, thereby providing us with a significant degree of leverage as attendance increases.

We believe there are significant opportunities to acquire additional amusement parks in China and other cities in Asia with the idea of converting them into theme parks. We have held discussions but have not achieved any agreement or understanding with regard to any specific acquisition or merger. Our strategy is to combine an understanding of the interests of Chinese consumers with Western amusement and theme park management experience to make the amusement park a profitable theme park. In the future, we will seek to increase attendance, per capita spending and revenues by:

--	completing an indoor water park to decrease seasonal fluctuations in attendance at the amusement park,
--	building new rides and other attractions and expanding the total size of the amusement park;
--	enhancing the amusement park's dining facilities;
--	enhancing the amusement park's merchandising outlets, games and product offerings; and
--	expanding the amusement park's marketing campaign

Critical Accounting Policies

Use of Estimates

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated valuation allowance for deferred income tax assets. Actual results could differ materially from those estimates.

Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We adopted SFAS No. 144 on January 1, 2002. There was no impairment of long-lived assets in the years ended December 31, 2002 and 2003, and in the nine months ended September 30, 2003 and 2004.

Revenue Recognition

We do not recognize revenue from the sale of admission tickets until the customer actually visits the amusement park. The proceeds from admission tickets that are sold but not used are accounted for as deferred revenue.

There are five types of memberships available to the indoor water park: one year, three year, and three different lifetime memberships. We recognize the deferred revenue in accordance with the membership terms on a straight-line basis. For revenue recognition purposes, we believe that a period of ten years is a reasonable estimation of the duration of the relationship with customers purchasing lifetime memberships.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. We recognize deferred tax liabilities and assets for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. We measure deferred tax assets and liabilities using the enacted tax rate expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the period that included the enactment date.

Income from operations at the amusement park is subject to the tax laws of the People's Republic of China, which imposes a 33% income tax. Since its inception, Fuhua has filed its tax returns with Neo-Luck under an informal tax-sharing arrangement whereby Fuhua computed its income tax separately and remitted its tax payments directly to Neo-Luck. In 1999, Fuhua entered into a formal tax-sharing agreement with Neo-Luck, pursuant to which Neo-Luck will indemnify Fuhua for disputes over Fuhua's tax filing position.

For United States income tax purposes, we have not accounted for taxes on undistributed earnings of Fuhua. It was not practicable to estimate the amount of additional tax that might be payable on foreign earnings if they were remitted as dividends, were loaned to us, or if we should sell our stock in Fuhua. However, we believe that United States foreign tax credits and any net operating loss carry-forward available to us would substantially eliminate any detrimental tax effects.

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue

Total revenues for the nine months ended September 30, 2004 increased by approximately $401,000, or 5%, to approximately $8,152,000, compared to approximately $7,751,000 for the same period of the prior year. Of the $8,152,000 in total revenues, admission revenues increased by approximately $30,000, or 1%, to approximately $6,180,000, compared to approximately $6,150,000 for the same period of the prior year. The increase was attributable primarily to increased attendance at the amusement park, which we believe was due to discounts offered to tourists from cities outside of Weifang. The revenue derived from amusement park food, merchandise and other increased by approximately $369,000, or 23%, to approximately $1,971,000, compared to approximately $1,602,000 for the same period of the prior year. The seafood restaurant, which reopened in March 2004 after a remodeling, an upgrade and enlargement to over 2.6 times its previous space, generated approximately $540,000 of this revenue. The remodeled restaurant is now among the most exclusive restaurants in Weifang. In order to enlarge the restaurant, we removed the previous less-profitable health center. Revenues decreased by approximately $171,000 as a result of removing the health center.

Operating Expenses

Operating expenses for the nine months ended September 30, 2004 decreased by approximately $244,000, or 12%, to approximately $1,843,000, compared to approximately $2,087,000 for the same period of the prior year. The decrease was primarily due to changes in the method of advertising from a single form of advertising to combined advertising and non-chargeable special programs published in newspapers and broadcast on local and provincial television channels.

General and Administrative Expenses

The general and administrative expenses for the nine months ended September 30, 2004 increased by approximately $1,643,000, or 170%, to approximately $2,607,000, compared to approximately $964,000 for the same period of the prior year. Approximately $1,093,000 of the increase we attributed to the fair value of warrants granted as finders fees to two entities in August 2004. We recognized approximately $250,000 in the second quarter of 2004 as transaction fees for consulting services rendered by ValueRich, Inc. in connection with our reorganization, and approximately $300,000 was for accounting and legal expenses and other consulting services related to the recapitalization. $150,000 of the $250,000 consulting fee paid to ValueRich we deposited into an escrow account. We used the funds in the escrow account to pay off certain liabilities of GloTech Industries, Inc., outstanding prior to the reorganization.

Cost of Products

The cost of products sold for the nine months ended September 30, 2004 increased by approximately $529,000, or 90%, to approximately $1,116,000, compared to $587,000 for the same period of the prior year. Approximately $450,000 of the increase was attributable to costs of food sold at the newly upgraded seafood restaurant, which was consistent with the approximately $540,000 in additional revenue generated by the restaurant, and approximately $79,000 was attributable to miscellaneous items used in the restaurant such as silverware and tablecloths. Because these items are low-cost and have a short-term life, we expensed the cost of these items when they were put into use.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2004 increased by approximately $230,000, or 17%, to approximately $1,586,000, compared to approximately $1,356,000 for the same period of the prior year. The increase was due primarily to the approximately $2,190,000 renovation of the seafood restaurant and the addition of several new rides at the amusement park.

Operating Income

Operating income for the nine months ended September 30, 2004 decreased by approximately $1,758,000, or 64%, to approximately $999,000, compared to approximately $2,757,000 for the same period of the prior year. We attributed this decrease to a $2,159,000, or 43%, increase in total operating expenses, and an increase of only approximately $401,000, or 5%, in total revenue. As a percentage of total revenue, the operating expenses increased to 88% in the nine months ended September 30, 2004, compared to 64% in the same period of the prior year. When considering the operating income before financing expenses, the 24% increase in operating expenses as a percentage of total revenue was attributed to a 20% increase in general and administrative expenses as a percentage of total revenue, a 6% increase in cost of products sold as a percentage of total revenue, a 2% increase in depreciation expenses as a percentage of total revenue, and a 4% decrease in operating expenses as a percentage of total revenue.

Interest Expenses

Interest expenses for the nine months ended September 30, 2004 increased by approximately $501,000, or 60%, to approximately $1,341,000, compared to approximately $840,000 for the same period of the prior year. The increase was due mainly to the repricing and beneficial conversion feature expenses recognized in connection with certain warrants and convertible notes issued to investors. In February 2004, we repriced the warrants issued in relation to the convertible notes issued in 2003 and recognized expenses of approximately $107,000 in the first quarter of 2004. In May 2004, holders of all $340,000 in convertible notes converted their notes into our common stock. Consequently, we expensed the entire $340,000 in the second quarter of 2004 as beneficial conversion feature expenses . The remaining approximately $53,000 is primarily related to interest expenses from stockholder loans, the amortization of beneficial conversion feature expenses and warrants issued in connection with other convertible notes.

Income Tax Provision

The provision for income taxes for the nine months ended September 30, 2004 decreased by approximately $8,000, or 14%, to approximately $730,000, compared to approximately $738,000 for the same period of the prior year. Because our main operations are located in China, the provision for income taxes was related only to the taxable income at the Fuhua level. The income before income taxes from Fuhua Co. was approximately $2,211,000 and $2,233,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively, a decrease of approximately $22,000 or 0%. The decrease in the provision for income taxes was consistent with the decrease in income before income taxes at the Fuhua level.

Net Income

We recorded a net loss of approximately $1,294,000 for the nine months ended September 30, 2004, an approximately $2,249,000, or 234%, decrease in net income compared to a net income of approximately $959,000 for the same period of the prior year, representing a 234% decrease. The decrease in net income was attributable to the increase in operating costs and expenses and the increase in interest expense related to the convertible notes issued in 2004, compared to negligible interest expense related to convertible notes in the same period of the prior year.

We don not expect to enter into additional reorganization transactions in the foreseeable future, and we therefore expect to limit our transaction costs to the level necessary to allow us to conduct capital raising transactions, as we plan to concentrate our efforts and capital resources on our core business. In addition, we have maintained a stable and profitable business over recent years. We expect that we will generate net income in the future.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue

Total revenues for the three months ended 2004 increased by approximately $326,000, or 10%, to approximately $3,552,000, compared to approximately $3,226,000 for the same period of the prior year. The revenue derived from amusement park food, merchandise and other increased by approximately $351,805, or 49%, to approximately $1,066,000, compared to $714,000 for the same period of the prior year. The increase was mainly due to the increased revenue from the reopening of the seafood restaurant in March 2004 and the decrease in revenue from the health center, which we closed in October 2003.

Operating Costs and Expenses

Operating costs and expenses for the three months ended September 30, 2004 increased by approximately $36,000, or 5%, to approximately $748,000, compared to approximately $712,000 for the same period of the prior year. The increase in operating expenses was consistent with the same period of the prior year.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2004 increased by approximately $1,230,000, or 377%, to approximately $1,556,000, compared to approximately $326,000 for the same period of the prior year. Approximately $1,093,000 of this increase we attributed to the fair value of the warrants granted as finders fees to two entities in August 2004, and approximately $137,000 was for accounting, legal and consulting expenses related to the reorganization.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2004 increased by approximately $381,000, or 230%, to approximately $546,000, compared to approximately $166,000 for the same period of the prior year. This increase was primarily associated with the cost of products sold in the reopened seafood restaurant, which was consistent with the increase in revenue. The increase was also attributed to the approximately $79,000 in miscellaneous expenses that were expensed when they were put into use.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2004 increased by approximately $15,000, or 3%, to approximately $473,000, compared to approximately $457,000 for the same period of the prior year. The increase was due primarily to the amortization of the approximately $2,159,000 renovation of the seafood restaurant and the addition of several rides at the amusement park.

Operating Income

Operating income for the three months ended September 30, 2004 decreased by approximately $1,336,000, or 85%, to approximately $229,000, compared to approximately $1,565,000 for the same period of the prior year. While the total revenue for the three months ended September 30, 2004 increased by approximately $326,000, or 10%, to approximately $3,552,000, compared to approximately $3,226,000 for the same period of the prior year, the total operating expenses increased by approximately $1,662,000, or $100%, compared to approximately $3,323,000 for the same period of the prior year. As a percentage of total revenue, the operating expenses increased to 94% in the nine months ended September 30, 2004, compared to 51% in the same period of the prior year.

When considering the operating income before financing expenses, the 43% increase in operating expenses as a percentage of total revenue was attributed to an approximately 34% increase in general and administrative expenses as a percentage of total revenue, a 11% increase in cost of products sold as a percentage of total revenue, a 1% increase in depreciation expenses as a percentage of total revenue, and a 1% decrease in operating expenses as a percentage of total revenue.

Interest Expenses

Interest expenses for the three months ended September 30, 2004 decreased by approximately $60,000, or 16.9%, to approximately $294,000, compared to approximately $353,000 for the same period of the prior year. The decrease was primarily due to the decrease in the principal amount of our bank loans from approximately $14,269,000 at September 30, 2003 to approximately $11,368,000 at September, 30, 2004.

Income Tax Provision

The provision for income taxes for the three months ended September 30, 2004 decreased by approximately $1,300, or 0.3%, to approximately $420,000, compared to approximately $422,000 for the same period of the prior year. Because our main operations are located in China, the provision for income taxes was related only to the taxable income at the Fuhua level. The decrease in the provision for income taxes was consistent with the decrease in income before income taxes at the Fuhua level.

Net Income

We recorded a net loss of approximately $612,875 for the three months ended September 30, 2004, an approximately $1,277,000, or 192.3%, decrease in net income compared to a net income of approximately $664,000 for the same period of the prior year. The decrease in net income was primarily attributable to the increase in operating costs and expenses.

Liquidity and Capital Resources

As of September 30, 2004, we had approximately $870,000 in cash, compared to approximately $1,074,000 in cash as of December 31, 2003. We had a negative working capital of $4,755,000 at September 30, 2004, compared to a negative working capital of $2,388,000 at December 31, 2003. We had outstanding bank loans of $11,851,000 at September 30, 2004, compared to $14,269,000 at December 31, 2003. We believe that we have adequate economic wherewithal to pay off our bank loans in the near future and adequate cash flow to maintain our daily operations in China and in the U.S. We are preparing to negotiate with our banks to restructure our current loan arrangements.

Net cash provided by operating activities decreased by $366,000, or 15%, to approximately $2,136,000 for the nine months ended September 30, 2004, compared to approximately $2,502,000 for the same period of the prior year. We believe that the net decrease of $27,000 was due primarily to the $629,000 increase in other receivables, the $86,000 increase in inventory, and the $55,000 increase in deferred loan costs, all of which were offset by a $678,000 increase in accrued liabilities and a $65,000 increase in accounts payable. The remaining decrease of approximately $339,000 we attributed to the increase in general and administrative expenses incurred in the nine months ended September 30, 2004, which was due to the increases in legal and accounting expenses related to the reorganization.

Net cash used in investing activities decreased by approximately $2,464,000, or 73%, to approximately $934,000 for the nine months ended September 30, 2004, compared to approximately $3,398,000 for the same period of the prior year. The decrease was primarily due to the collection of approximately $3,431,000 in related party receivables from Neo-Luck. However, this positive cash inflow was offset by the cash outflow of approximately $4,365,000 related to construction costs associated with the indoor water park.

Net cash used in financing activities increased by approximately $2,728,000, or 206%, to approximately $1,406,000 for the nine months ended September 30, 2004, compared to net cash provided by financing activities of approximately $1,322,000 for the same period of the prior year. This increase was due to a long term bank loan repayment of $2,419,000 during the nine months ended September 30, 2004. The remaining increase was attributed mainly to less proceeds from stockholder loans during the nine months ended September 30, 2004, as compared to the proceeds received during the nine months ended September 30, 2003.

We will need to raise a significant amount of new capital to execute our future business plan and expansion in 2005. We plan to use our current businesses to expand into new markets and new industries. Meanwhile, there is also considerable effort directed towards modification and improvement of our current assets and operational structure. We plan to enter the Chinese digital entertainment industry in the Internet game and cartoon segments, as well as the Chinese digital television industry. If our capital raising efforts are successful, we expect to have high tech digital entertainment and digital TV businesses in addition to our traditional entertainment operations such as the amusement park. We expect our traditional entertainment business to generate a stable cash flow while we expect the high tech digital entertainment and digital TV businesses to increase our returns.

In addition to maintaining a strong financial position and accountability, our operational strategies will be: (i) industrial operation as a foundation, with an emphasis on cash flow and profitability management; (ii) improvement of investment management and asset structure through capital restructuring; and (iii) optimization of stockholder profits through improved core competencies.

We believe that our current cash balance and cash flows from operations are sufficient to meet present operations for the next calendar year. In order to increase capital expenditures during the next calendar year, we need to obtain new funds to expand our operations and achieve future growth plans. Our future growth plans require significant increases in spending when compared to the historical expenditures. We plan to utilize a combination of internally generated funds from operations with potential debt and/or equity financings to fund our long-term growth over a period of two to five years. The availability of future financings will depend on market conditions. There is no assurance that the future funding will be available.

The projection of the future time period through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this project as a result of a number of factors including plans to fully support our investments in new rides and the indoor water park completion.

Item 3: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

        Based on the evaluation of our Chief Executive Officer and Chief Financial Officer of our internal controls and procedures as of September 30, 2004, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15 (e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no significant changes to our internal controls or in other factors that could significantly affect these controls as of September 30, 2004.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

On July 29, 2004, WestPark Capital, Inc. ("WestPark") filed a complaint in the Los Angeles Superior Court against us and our wholly-owned subsidiary, Intra-Asia Entertainment Corporation, a Delaware corporation ("IAEC"), for breach of contract and related causes of action. In the complaint, WestPark alleges that IAEC hired WestPark to serve as managing underwriter for an initial public offering, and then failed to pay WestPark $128,884.76 in expenses incurred under contract. IAEC denies liability and has filed a counter-claim, alleging that WestPark breached the contract and fraudulently misrepresented its ability to serve as managing underwriter. We intend to defend the action against us and prosecute our claims against WestPark, but cannot predict the outcome of this litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2004, the Registrant furnished a current report on Form 8-K under Item 3.02, concerning unregistered sales of equity securities.

Item 3.	Defaults Upon Senior Securities

On November 15, 2004, we furnished a current report on Form 8-K under Item 3.02, concerning defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits filed with this report are attached hereto.

On November 15, 2004, we furnished a current report on Form 8-K under Item 3.02, concerning unregistered sales of equity securities.

On November 15, 2004, we furnished a current report on Form 8-K under Item 3.02, concerning defaults upon senior securities.

24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-ASIA ENTERTAINMENT CORPORATION

DATE: December 14, 2004	/s/ Joseph Visconti
Chief Executive Officer

DATE: December 14, 2004	/s/ Duo Wang Chief Financial Officer

27.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

2	Agreement and Plan of Reorganization, dated as of December 19, 2003, and Addendum thereto dated as of September 30, 2004

31.1	Rule 13a-14(a) Certification of Joseph Visconti for the Form 10-QSB for the quarter ended September 30, 2004.

31.2	Rule 13a-14(a) Certification of Duo Wang for the Form 10-QSB for the quarter ended September 30, 2004.

32.1

Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Joseph Visconti and Duo Wang for the Form 10-QSB for the quarter ended September 30, 2004.

28.