Form 10KSB
period 2004-12-31
INTRA ASIA ENTERTAINMENT CORP
filed 2005-03-31
CIK 1081206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 333-75297
_____________________

INTRA-ASIA ENTERTAINMENT CORPORATION
(Name of small business issuer in its charter)

Nevada	87-0616524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Corporate Center Road, Suite 203B Monterey Park, CA 91754
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (323) 261-0078

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   X    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [  X  ]

Registrant's revenues for fiscal year ending December 31, 2004: $10,864,103

      Aggregate market value of voting common stock held by non-affiliates, computed by reference to the average bid and asked price as of March 12, 2005 (based on closing price of $0.36 per share and 20,048,483 shares held by non-affiliates): $7,217,454

Number of shares outstanding of the registrant's $.001 par value common stock, as of the close of business on March 12, 2005: 63,023,418

Transitional Small Business Disclosure Format: Yes No X

PART I

Item 1. Description of Business.

General

Through our subsidiary (references to "we", "us" or "our" refer collectively to Intra-Asia Entertainment Corporation, a Nevada corporation, and its subsidiary, Intra-Asia Entertainment Corporation, a Delaware corporation), we own an 85% interest in and manage the Weifang Fuhua Amusement Park in China's eastern Shandong Province. The park is strategically located near the center of the City of Weifang and is available to the city's approximately 8 million residents and Shandong Province's approximately 90 million residents. We hold our equity interest in the park through Weifang Fuhua Amusement Park Co., Ltd., a Chinese joint venture organized in 1991. Weifang Neo-Luck (Group) Corporation, a Chinese corporation owned by the Weifang State Asset Administration Bureau, holds the remaining 15% interest. Our partner is a leading company in Shandong Province and is ranked among the largest 1000 companies in China, with diverse business interests in foreign trade, tourism, light industry, marble products, plastics and financial services. Our partner also owns and manages the five-star Fuhua Hotel and two other hotels located in the vicinity of the Park.

Located approximately 270 miles from Beijing and 400 miles from Shanghai, the park is the largest amusement park in Shandong Province based on acreage and number of rides. Convenient transportation via automobile, bus, train and airplane makes the park easily accessible to visitors. The park has been profitable since its opening in 1994 and annual attendance at the park increased from 998,993 in 1996 to 1,399,300 in 2004.

The park began commercial operations in April 1994, providing visitors with a high-quality and affordable family-oriented entertainment experience. The park is intended to provide a full day of family entertainment and features a number of rides, games, shops, restaurants, entertainment venues and, its newest attraction, an indoor water park. Upon entering the park, visitors walk along a quaint street that resembles small-town America during the early part of the 20th century. At the end of the street, a French castle rises high atop an island in the middle of a lake. The park's twenty-one rides include a double-looping roller coaster, a pirate ship, a water flume ride, a big wheel that is similar to a Ferris wheel but is in constant motion, a balloon drop that simulates the experience of being in a hot air balloon and a small roller coaster known in the industry as a "Mighty Mouse." There are also:

--	more gentle rides and attractions including a train ride around the park;
--	rock-climbing facilities;
--	a 4-D cinema;
--	several children's rides;
--	a children's interactive play area;
--	a castle for wedding receptions;
--	a number of electronic games; and
--	an outdoor performing theater, which offers entertainment at various times throughout the day and evening and special concerts during the peak seasons.

Visitors to the park can choose from four restaurants serving a wide variety of cuisine, including Fuhua Liwan Seafood Restaurant and Forest Dining Hall, which serve Cantonese, Shandong and Mandarin cuisine. Fuhua Liwan Seafood Restaurant recently underwent a $2 million expansion and renovation, which was financed primarily using revenues generated by the park in 2003 and early 2004. The expansion doubled the original size of the restaurant to approximately 32,000 square feet, and since its completion the restaurant has experienced monthly revenues of approximately $150,000. In addition, We completed construction of the Fuhua Bar, which is located adjacent to the restaurant, in December of 2004 at a cost of $1.2 million. The Fuhua Bar can accommodate up to 80 guests and we expect it to enhance the dining experience at the Fuhua Liwan Seafood Restaurant.

The park held the grand opening of its indoor water park, the Water Palace, on February 6, 2005. As of December 31, 2004, we invested approximately $17 million in the construction of the Water Palace in what we believe to be the largest indoor water attraction ever built in Eastern China. We estimate that after all necessary inspections are conducted, our total investment in the Water Palace will be between $18.5 million and $21 million. The Water Palace occupies over 27,000 square meters and consists of a variety of attractions and service facilities, including a gym, massage center, restaurants, a lounge, an entertainment center and kiosks. The aquatic section of the Water Palace resembles a large indoor beach and is divided into 4 sections: a wave pool, a playground for children, a water activities area and a resort area. The Water Palace will be open year-round and is fully climate-controlled, with an air temperature of approximately 87 degrees F and a water temperature of approximately 82 degrees F. The Water Palace replaced a smaller water park that operated only four months per year and we expect it to increase Fuhua Amusement Park's total attendance and revenues compared with prior years.

We do not currently have any other business operations. We have limited U.S. operations, primarily related to the management, development and financing of the park and to the potential acquisition of other amusement parks in China and, possibly, in other countries.

Our Background

We incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed and raise bison. From December 1998 through March 26, 2003, we pursued breeding and ranching activities under a management agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada.

In 1999, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration became effective on September 1, 1999 and the offering closed on February 11, 2000. During the offering, we sold 100,000 units consisting of common stock and warrants, raising $125,000.

We effected a two-for-one forward split of our $0.001 par value common stock on March 21, 2003. Shortly thereafter, on March 26, 2003, we entered into an agreement and plan of reorganization with GloTech Industries, Inc., a Delaware corporation, as reported on Form 8-K filed with the Securities and Exchange Commission. Under the agreement, we acquired 100% of the outstanding shares of GloTech Delaware in exchange for approximately 82% of our outstanding common stock, making GloTech Delaware our wholly-owned subsidiary. Pursuant to the agreement, we changed our name to GloTech Industries, Inc. and Heinz Fraunhoffer became our sole director and executive officer.

GloTech Delaware was incorporated in Delaware on July 18, 2002 to design and market safety products using electroluminescent, or "EL", technology developed in cooperation with the University of Florida. Applications for this technology include products designed to enhance the safety of bicyclists, construction workers and emergency service personnel. Because of its bright, cool light, EL is usable where other light sources might create a fire hazard, such as backlighting wristwatches and instrument panels in cars, boats and airplanes. Prior to the January 2004 share exchange with Intra-Asia Entertainment Corporation, a Delaware corporation, that we did not consummate until September 30, 2004, we had identified four markets that could readily utilize the EL technology: Vehicle Safety, Safety Apparel, Novelty and Visual Enhancement/Emergency Lighting. Concurrent with the January 2004 share exchange, we ceased research and development of our EL technology, and on June 29, 2004, disposed of this business in favor of concentrating on the amusement park business.

On December 19, 2003, we executed an Agreement and Plan of Reorganization with Intra-Asia Delaware and certain Intra-Asia Delaware shareholders, whereby we agreed to acquire not less than 2,550,189 common shares of Intra-Asia Delaware. These shares of Intra-Asia Delaware represented approximately 91% of the outstanding shares of common stock of Intra-Asia Delaware, which we agreed to exchange for up to 56,000,000 shares of our restricted common stock, or 100% of our post-Reorganization Agreement issued and outstanding securities. This share exchange takes into account the reverse split of our then issued and outstanding shares of common stock at a 1-for-5.37 ratio.

Effective December 19, 2003, we amended our Articles of Incorporation to change our name to "Intra-Asia Entertainment Corporation," and subsequently obtained a new Cusip Number and OTC Bulletin Board Symbol (IRAE) for such name.

At the time we executed the Reorganization Agreement, we had not satisfied a number of conditions precedent to its effectiveness. Effective as of September 30, 2004, we executed an addendum to the Reorganization Agreement, which confirmed the satisfaction of all conditions precedent and declared the reorganization effective as of September 30, 2004 and the reverse split of our common stock effective as of January 2, 2004. We treated the combination of these entities as a reorganization and capitalization for accounting purposes, and Intra-Asia Delaware is now our majority-owned subsidiary. For more information on this transaction, see our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 15, 2004.

Industry Competition and Development Strategy

The park is located in the City of Weifang in Shandong Province. Shandong Province has a population of approximately 90 million residents and in 2003 had the third-largest economy among Chinese provinces. The City of Weifang is located in north-central Shandong Province, within a two and one-half hour drive of some of the largest cities in the province, including Jinan, Zibo, Dongying, Qingdao and Lingyi. Weifang is also an important railway center, accommodating 5.5 million travelers per year. The majority of Weifang's suburban population lives less than one-half hour from the city center. In 2004, an estimated 9.3 million tourists visited Weifang.

Weifang is home to a number of large companies as well as five colleges and universities. Companies include Haiyang Chemical Group, China's largest salt and alkali facility, and Weifang Huaguang Technology, an electronics manufacturer. The city is home to several universities including Bohai University, which is located approximately one mile east of the park. Across the street from the park, the Weifang government constructed one of the largest cultural museums in Shandong, which is expected to draw tourists from around Shandong Province and will enhance Weifang's status as a destination city. In addition, Weifang is known for its annual April International Kite Festival that attracts visitors from China and other countries.

Rising living standards in China have led to a greater demand for recreation and entertainment. The amusement park industry in China is highly fragmented, and there is no nationwide amusement park operator. Parks similar in size to our park are managed by different operators. Within a park's regional market area, the principal factors affecting competition include location, price, uniqueness and perceived quality of rides and attractions, as well as the quality of entertainment and food offered. We believe that a sufficient variety of rides, attractions, restaurants and merchandise outlets and family orientation enable a park to compete effectively. We also believe that an amusement park is likely to succeed only if it can develop into a high-quality, Western-style, regional destination theme park. Based upon our belief that most of China's amusement parks offer a rudimentary amusement experience, we believe the park is, and other parks that we develop may be, positioned to build market share and become entertainment and leisure destinations in China and elsewhere.

The park currently faces competition from Grandlink World, an amusement park that opened in July 1998 in Qingdao, a city in eastern Shandong. Grandlink World has a well-themed selection of children's rides and has a go-cart track, roller coaster, swinging pirate ship and flying carousel.

We believe that there is a significant difference between an amusement park and a theme park, and that a theme park offers a better opportunity for increased revenues and profits. An amusement park resembles a large carnival and consists of various rides and attractions that generally are unrelated to each other and that do not have a unifying theme. By contrast, a theme park is divided into several areas or sections, each of which has a different theme that unites its rides, restaurants, merchandise outlets and other attractions, thereby creating an attractive atmosphere and ambiance. We believe that its pleasant and enriching atmosphere and ambiance may encourage visitors to spend more time at the park by visiting all of the park's themed areas and to purchase more food, merchandise and ride tickets. We also believe that the creation and operation of theme parks in China presents an attractive opportunity that no other park owner has yet exploited.

Our strategy is to combine an understanding of the interests of Chinese consumers with Western amusement and theme park management experience to make the park profitable. We plan to seek to increase attendance, per capita spending and revenues by:

--	decreasing seasonal fluctuations in attendance at the park through the Water Palace,
--	enhancing the park's dining facilities;
--	enhancing the park's merchandising outlets, games and product offerings; and
--	expanding the park's marketing campaign.

We market and promote the park on a local, regional and national basis via television and newspaper advertising, informal relationships with various travel agencies and special promotional events. We advertise on radio and television stations in the major metropolitan centers in Shandong and distribute flyers and other printed commercial materials in various Shandong cities. In addition, we periodically authorize the country's nationwide television network, China Central Television, Shandong Provincial TV Station and neighboring cities' television stations to shoot films and special programs inside the park. We intend to continue to host movie, television and music stars in order to increase attendance and promote visitor spending in the park. Members of the park's sales force tour throughout Shandong Province with performers who conduct live public performances to promote the park. The park also receives support from the Shandong provincial and Weifang city governments and tourism bureaus.

The park's Sales and Marketing Department consists of 55 people, including 27 sales managers, 18 sales representatives and 10 other employees. The sales force has established informal relationships with a number of travel agencies, including Shandong International Tourist Group, one of the largest tourist companies in China, Qingdao Chunqiu Travel Agency and Shunzheng Travel Agency. Through these travel agencies, we provide seasonal discounts to improve attendance during the low season. In 2004, approximately 25% of the park's visitors made arrangements to visit the park through park sales offices and independent travel agencies. Also important to promoting sales, the park has benefited, and is expected to continue to benefit, from improvements to the well-developed transportation infrastructure in Shandong Province.

The park currently has five sales offices outside Weifang, which are located in Qingdao, Jinan, Zibo, Dongying and Yantai, the combined populations of which are approximately 6,735,000. These cities area all located within approximately 210 kilometers of Weifang. In addition to selling tickets directly, these sales offices work with local tour operators to develop tour packages to the park and promote the park via local advertising. Most of the cities in which the park has sales offices are connected to the park via recently completed highways. Our partner also owns a major local bus company that operates between Weifang and each of Qingdao, Dongying, Sheba and Rizhao, and arranges excursions to the park.

We believe that attendance at the park will depend primarily upon the introduction of new rides and attractions, as well as local economic conditions, the effectiveness of management and its marketing efforts, the quality of the entertainment experience offered and the degree of competition in the area. We believe a policy of periodically adding new rides and attractions may boost attendance in addition to converting the existing amusement park into a comprehensive theme park.

The park is open daily from 8:30 a.m. to 10:00 p.m. during the summer and from 9:00 a.m. to 5:00 p.m. during the rest of the year. The park experiences its highest attendance on weekends and holidays. Although the park is open throughout the year, most of its attractions are open-air, and weather, the school calendar and public holidays all affect attendance and revenues. We expect that the new year-round indoor water park will have a positive effect on seasonality.

Employees

We directly employ only our Chief Executive Officer and one other employee. All other employees who are associated with the park are employed by the joint venture. Through the joint venture, the park employs four key managers located in Weifang and an average of approximately 460 full-time and temporary workers, who the joint venture compensates directly. During the summer high season, the number of employees typically peaks at approximately 550 people, while during the low season employees generally number slightly over 400. We require every new staff member to participate in a six-day training program prior to beginning work. During this training period, we educate new staff members on the history, rules and bylaws of the park. Full-time staff receives a special three-month training program, and there are also training sessions on specific topics, including customer satisfaction, first-aid and safety. We believe that our relations with the park's employees are good.

Management of the park is divided into several departments, each of which oversees one aspect of the park's operations, such as merchandising, food and beverages or accounting. A director manages each department and reports to a vice general manager or to a general manager. A vice general manager supervises departments and reports to a general manager. We send new management personnel to overseas parks to give them firsthand knowledge of Western management techniques.

Each department maintains a high degree of accountability, and we base staff bonuses on both departmental and individual performance. The wages paid at the park are competitive with the local market, and currently average approximately $2,400 per year for junior employees and approximately $4,000 per year for department directors.

Effect of Governmental Regulations

The entertainment industry is part of the services industry in China. Operations at amusement and theme parks in China are subject to state and local governmental regulations including foreign investment limitations and safety, tourism, labor, health and other relevant regulations applicable to amusement and theme park operations. The Ministry of Commerce enacts the policies and regulations regarding foreign investment limitations in the entertainment industry. The Technological Supervision Bureau, the Ministry of Construction, the Ministry of Public Security Affairs, the Ministry of Labor, the State Tourism Administration and the State Administration of Industry and Commerce issue or implement the other relevant regulations.

Under the Administrative Rule of Entertainment Places issued by the State Counsel, effective as of July 1, 1999, an amusement or theme park or other entertainment industry enterprise cannot be entirely foreign-owned. As a result of China's entry into the World Trade Organization, however, it is possible that the Chinese government may alter or eliminate this restriction on foreign investment. Although the form of Sino-foreign joint venture in which the park operates is acceptable, the joint venture has only a 30-year term pursuant to its registration certificate.

The Technological Supervision Bureau is a government agency under the jurisdiction of the State Council. The Technological Supervision Bureau plays the leading role in the supervision of the facilities and management of amusement and theme parks. The Technological Supervision Bureau is responsible for, among other things:

--	Formulating and implementing the policies, rules and regulations regarding metrology standards and quality control;
--	Carrying out quality and safety supervision and inspection in industrial sectors and marketplaces;
--	Organizing the investigation of major accidents caused by the quality of products;
--	Issuing licenses to industry for the production of goods;
--	Developing, approving, issuing and revising national standards;
--	Coordinating programs for developing national and sector standards and local standards;
--	Supervising the implementation of standards; and
--	Enforcing applicable laws and regulations pertaining to amusement and theme parks.

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

According to these rules, amusement and theme parks must establish a safety management system and first-aid measures. The safety management system includes formulating policies regarding operational rules and employees' ethics and periodically inspecting and maintaining equipment and facilities. The first-aid measures include providing rescue personnel for water recreational facilities and maintaining records of accidents. Local governments are responsible for stringently enforcing these rules. Operators of amusement parks who fail to implement the safety requirements set forth in the rules will suffer penalties. If an accident occurs in an amusement or theme park, unless the operator can provide sufficient evidence that demonstrates its lack of responsibility for the accident, it will be wholly or partially liable for all the losses and damages caused by the accident.

The amusement park industry is subject to significant political and economic uncertainties and political, economic and social developments in China may adversely affect this industry. Over the past several years, the Chinese government has pursued various economic reform policies, including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them from time to time to our detriment with little, if any, prior notice.

Changes in policies, laws and regulations, or in their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of an investor's investment.

The joint venture is entitled under current law to purchase foreign currencies (including U.S. dollars) for the settlement of "current account transactions," which include payments on trade and service-related transactions. After examination by the bank from which the joint venture purchases the foreign exchange currency under the applicable import agreement, loan agreement or other documentation, the joint venture may remit the purchased foreign exchange abroad, and the joint venture does not need prior approval of the transaction from the State Administration for Foreign Exchange. The joint venture may also retain foreign exchange (subject to a limit approved by the State Administration for Foreign Exchange) to satisfy foreign exchange liabilities regarding these transactions. By contrast, the payment to us by the joint venture of dividends and other amounts must be listed as a "capital account transaction" and may be remitted abroad only after the receipt of approval from the State Administration for Foreign Exchange. In addition, loans to the joint venture in U.S. dollars or other foreign currency are subject to limitations imposed by the State Administration for Foreign Exchange and require the approval of that governmental entity. It is possible that the Chinese government may in the future limit or eliminate the ability of the joint venture to purchase and retain U.S. dollars (or other foreign currencies) for purposes of satisfying amounts owed with respect to trade and service related transactions. It is also possible that the Chinese government may impose stricter rules and regulations that govern the ability of the joint venture to pay dividends and other amounts to, and to receive loans from, us and other foreign parties. Any such limitation, prohibition or other change could adversely affect the ability of the joint venture to conduct business and could adversely affect our results of operations and financial condition.

We operate the park through the joint venture in which we hold an 85% interest. Under applicable Chinese law, the joint venture must allocate a portion of its annual net income to a mandatory state established reserve fund, enterprise expansion fund and employee bonus and welfare fund. Under current law, the board of directors of the joint venture is entitled to determine the percentage of net income that the joint venture will allocate to these three funds. The board of directors has elected to allocate five percent of the net income of the joint venture to each of these three funds each year. If the Chinese government elects in the future to require that the joint venture allocate more than five percent of the annual net income of the joint venture to these three funds, or if the Chinese government enacts other legislation that restricts the ability of the joint venture either to use its net income for business operations or to distribute dividends to us, our business could be adversely affected.

Item 2. Description of Property.

Our administrative offices are located in Los Angeles, California where we lease approximately 800 square feet of office space pursuant to a month-to-month lease with monthly rental payments of $1,500.

The joint venture leases the land on which the park is located from our partner. We made lease payments totaling approximately $604,000 in 2003 and $559,000 in 2004. On October 1, 2004, we waived our right under the park lease to the use of 67,300 square meters of land, which we originally intended to use for our phase II expansion, and as a result, the lease now covers 168,380 square meters of land and expires on October 31, 2015. We have an option to extend the lease to 2032 provided that the joint venture renews its business license.

Item 3. Legal Proceedings.

On July 29, 2004, WestPark Capital, Inc. filed a complaint in the Los Angeles Superior Court against us for breach of contract and related causes of action. In the complaint, WestPark alleges that we hired WestPark to serve as managing underwriter for an initial public offering and then failed to pay WestPark $128,884.76 in expenses incurred under contract. We have denied liability and filed a counter-claim alleging that WestPark breached the contract and fraudulently misrepresented its ability to serve as managing underwriter. We intend to defend the action against us and prosecute our claims against WestPark, but cannot predict the outcome of this litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is eligible to be traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "IRAE" and in the National Quotation Bureau, Inc. "pink sheets" under Intra-Asia Entertainment Corporation.

The following table sets forth the range of high and low bid prices of our shares for the periods indicated, as reported by the OTC Bulletin Board. These prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Period	High	Low
January 1, 2005 through March 12, 2005	$0.50	$0.16
October 1, 2004 through December 31, 2004	$0.32	$0.19
July 1, 2004 through September 30, 2004	$0.73	$0.28
April 1, 2004 through June 30, 2004	$1.01	$0.45
January 1, 2004 through March 31, 2004	$2.25	$0.63
October 1, 2003 through December 31, 2003	$4.18	$0.48
July 1, 2003 through September 30, 2003	$4.73	$1.71
April 1, 2003 through June 30, 2003	$13.43	$3.16
January 1, 2003 through March 31, 2003	$16.11	$12.61

On March 12, 2005, the last reported sale of our common stock on the OTC Bulletin Board was $0.36 per share. As of March 12, 2005, there were approximately 171 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

The following table sets forth the compensation arrangements under which shares of our common stock are authorized for issuance in exchange for consideration in the form of services:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans not approved by security holders	3,200,000(1)	$0.35
Total	3,200,000

(1) Effective as of August 2, 2004, we issued to each of J. Stephen & Company, Inc. and CCC Interests Limited a Stock Purchase Warrant to purchase 1,600,000 shares of our common stock at $0.35 per share. For additional information regarding these transactions, see Item 12, Certain Relationships and Related Transactions, below.

We did not purchase any shares of our stock during the year ended December 31, 2004.

Item 6. Management's Discussion and Analysis or Plan of Operation.

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report. We have reclassified certain prior year amounts to conform to the current year presentation with no effect on previously reported net income (loss) or shareholders' equity.

The following discussion and analysis contains certain financial predictions, forecasts and projections, which constitute "forward-looking statements" within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that might cause such a difference include, but are not limited to, those discussed under "risk factors" contained in our Form 8-K/A filed with the Securities and Exchange Commission on November 15, 2004. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

General

We own 85% of Weifang Fuhua Amusement Park in the City of Weifang in China's eastern Shandong Province. The park is strategically located near the center of the City of Weifang and is available to the city's approximately 8,000,000 residents and Shandong Province's approximately 90 million residents. We hold our equity interest in the park through Weifang Fuhua Amusement Park Co., Ltd., a Chinese joint venture organized in 1991. Our partner, Weifang Neo-Luck (Group) Corporation, a Chinese corporation owned by the Weifang State Asset Administration Bureau, holds the remaining 15% interest.

Our business is seasonal. We generate a majority of our revenues in the second and third calendar quarters while we incur operating expenses throughout the year, particularly in the first and third calendar quarters. We have historically incurred a net loss for the first and fourth calendar quarters of each year.

We held the grand opening of our indoor water park, the Water Palace, on February 6, 2005. The Water Palace covers over 27,000 square meters and consists of a variety of attractions and service facilities including a gym, a massage center, restaurants, a lounge, an entertainment center and kiosks. The Water Palace replaced a smaller water park that operated only four months per year and as a consequence of this new addition, we expect to increase the park's total attendance and revenues compared with prior years.

We classify our total expenses and costs into four general categories:

--	operating expense;
--	general and administrative expense;
--	cost of products sold and related expenses; and
--	depreciation and amortization.

Operating expenses include:

--	expenses for the payroll of employees working on site at the park;
--	advertising;
--	land usage fees;
--	repair and maintenance;
--	insurance;
--	landscaping;
--	employee fringe benefits;
--	heating and air conditioning;

--	utilities; and
--	other expenses directly relating to operations.

General and administrative expenses include:

--	management payroll;
--	property taxes;
--	employee fringe benefits;
--	office supplies;
--	travel and lodging;
--	professional expenses; and
--	other expenses related to management.

Cost of products sold includes costs of merchandise and food sold at the park.

We have relatively fixed expenses. Costs for full time employees, maintenance, utilities, insurance and advertising do not vary significantly with attendance, thereby providing us with a significant degree of leverage as attendance increases.

We believe there are significant opportunities to acquire additional amusement parks in China and other cities in Asia with the idea of converting them into theme parks. We have held discussions but have not achieved any agreement or understanding with regard to any specific acquisition or merger. Our strategy is to combine an understanding of the interests of Chinese consumers with Western amusement and theme park management experience to make Fuhua a profitable amusement park. In the future, we will seek to increase attendance, per capita spending and revenues by:

--	expanding our completed indoor water park in hopes of decreasing seasonal fluctuations in attendance at the park;
--	enhancing the park's dining facilities;
--	enhancing the park's merchandising outlets, games and product offerings; and
--	expanding the park's marketing campaign.

Critical Accounting Policies

Use of Estimates

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated valuation allowance for deferred income tax assets. Actual results could differ materially from those estimates.

Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. We use estimates and judgments in our impairment tests based on future discounted cash flow of related long-lived assets and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different. Whenever any such impairment exists, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We concluded that there was no impairment as to the carrying value of these long-lived assets at December 31, 2003 and 2004.

Revenue Recognition

We do not recognize revenue from the sale of admission tickets until the customer actually visits the park site. The proceeds from admission tickets that we sell but patrons do not use we account for as deferred revenue.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes". SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. We recognize deferred tax liabilities and assets for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. We measure deferred tax assets and liabilities using the enacted tax rate expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the period that included the enactment date.

Income from operations at the park is subject to the tax laws of the People's Republic of China, which imposes a 33% income tax. Since its inception, the joint venture has filed its tax returns with our partner under an informal tax-sharing arrangement whereby the joint venture computed its income tax separately and remitted its tax payments directly to our partner. In 1999, the joint venture entered into a formal tax-sharing agreement with our partner, pursuant to which our partner will indemnify the joint venture for disputes over the joint venture's tax filing position.

For U.S. income tax purposes, we have not accounted for taxes on undistributed earnings of the joint venture. It was not practicable to estimate the amount of additional tax that might be payable on foreign earnings if they were remitted as dividends, were loaned to us, or if we should sell our stock in the joint venture. However, we believe that Federal foreign tax credits and any net operating loss carry-forward available to us would substantially eliminate any detrimental tax effects.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

Total revenues for the year ended December 31, 2004 increased by approximately $924,000, or 9%, to approximately $10,864,000, compared to approximately $9,940,000 for the prior year. Of the $10,864,000 in total revenues, admission revenues increased by approximately $10,000 to approximately $7,912,000, compared to approximately $7,902,000 for the prior year. The increase was attributable primarily to increased attendance at the park, which we believed was due to discounts offered to tourists from cities outside Weifang and high school and college students in Weifang city, and to discounts offered to tourists from enterprises and governmental entities, which were intended to attract more visitors. The revenue derived from amusement park food, merchandise and other increased by approximately $914,000, or 45%, to approximately $2,952,000, compared to approximately $2,038,000 for the prior year. Of the $2,952,000 in revenue, approximately $2,086,000 we generated through food services, representing an increase of approximately $1.1 million or a 112% increase, compared to approximately $985,000 we generated through food services in the prior year. The seafood restaurant, which reopened in March 2004 after a remodeling, an upgrade and enlargement to over 2.6 times its previous operating space, contributed to the majority of the increase. The remodeled restaurant is now among the most exclusive restaurants in the City of Weifang. During the process of remodeling, we removed the previous less-profitable health center in order to obtain the necessary space. Revenue decreased by approximately $210,000 as a result of removing the health center. The new indoor water park, which opened in February 2005, will be open year-round and we expect it to increase our gross revenues compared with prior years.

Operating Expenses

Operating expenses for the year ended December 31, 2004 decreased by approximately $174,000, or 5%, to approximately $3,203,000, compared to approximately $3,377,000 for the prior year. The decrease is primarily attributable to repair expenses. In 2004 the repair expenses were approximately $338,000, representing a decrease of approximately $175,000, or 34%, compared to repair expenses of approximately $513,000 in the prior year, during which we incurred significant repainting expenses. The decrease in operating expenses was also attributable to a decrease in advertising expenses, which in 2004 decreased by approximately $108,000, to approximately $866,000, compared to advertising expense of approximately $974,000 in the prior year as a result of changes in the method of advertising from a single form of advertising to combined advertising and non-chargeable special programs published in newspapers and broadcast on local and provincial television channels. In addition, land usage fees decreased by approximately $45,000, to approximately $559,000, compared to land usage fees of approximately $604,000 in the prior year, as a result of 67,300 square meters of reduced land usage. However, the decrease incurred in land usage fees and advertising expenses was offset by the increase in payroll and utility expenses incurred, and the amortization of kitchen utensils, tablecloths and other items used in the remodeled restaurant, in 2004.

General and Administrative Expenses

The general and administrative expenses for the year ended December 31, 2004 increased by approximately $1,811,000, or 120%, to approximately $3,312,000, compared to approximately $1,500,000 for the prior year. Of the $1,811,000 increase, approximately $1,093,000 was attributed to the fair value of warrants granted as finder's fees to two entities in August 2004. We also incurred $250,000 in the second quarter of 2004 as transaction fees for consulting services rendered by ValueRich, Inc. in connection with our reorganization and recapitalization with Glo-Tech Industries, Inc. In addition, approximately $430,000 was for accounting and legal expenses and other consulting services related to the reorganization and recapitalization transaction. Another factor contributing to the increase of general and administrative expenses was $75,000 in management payroll expenses incurred in 2004 compared to the same type of expenses incurred in the prior year.

Cost of Products

The cost of products sold for the year ended December 31, 2004 increased by approximately $665,000, or 96%, to approximately $1,360,000, compared to $695,000 for the prior year. Of the $665,000 increase, approximately $611,000 was attributable to the increase in costs of food sold, comparing approximately $1,248,000 incurred in 2004 with approximately $637,000 incurred in the prior year. That increase was consistent with the increase of approximately $1.1 million in revenue generated by food service. The remaining increase of approximately $54,000 was attributed to costs related to wedding gifts, souvenirs and Western style bars, which we did not incur in the prior year.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2004 increased by approximately $640,000, or 38%, to approximately $2,304,000, compared to approximately $1,664,000 for the prior year. The increase was due primarily to the depreciation related to the newly remodeled seafood restaurant and improvements to rides and the sound equipment, digital screen and movable roof added to the 4-D cinema. We will not incur depreciation related to the indoor water park until the first quarter of 2005.

Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets for the year ended December 31, 2004 increased by approximately $227,000, or 240%, to approximately $321,000, compared to approximately $94,000 for the prior year. The net increase was composed of two parts. First, due to returning the land usage right to a 67,300 square-meter parcel of land , we recovered the corresponding land improvement cost with a gain of approximately $488,000 as the partner needs to bear the land improvement cost in terms of Chinese regulations. Second, with the completion of indoor water park, we demolished the foundation and wall of the previous outdoor water park resulting in a loss of approximately $809,000.

Operating Income

Operating income for the year ended December 31, 2004 decreased by approximately $2,230,000, or 86%, to approximately $364,000, compared to approximately $2,594,000 for the prior year. The decrease was the result of the above respective expense categories. As a percentage of total revenue, the operating expenses increased to 96% in the year ended December 31, 2004, compared to 74% in the prior year. As a percentage of total revenue:

--	general and administrative expenses accounted for 15% of the increase;
--	cost of goods sold accounted for 6% of the increase;
--	depreciation and amortization accounted for 4% of the increase,
--	loss on disposal accounted for 2% of the increase; and
--	operating expense accounted for a 5% decrease.

We believe that the fair value of stock warrants granted in 2004 will not recur in the near future and that the reorganization and recapitalization transaction costs will not recur in the next several years. In other words, we do not believe the majority of the increase in general and administrative expenses will recur in the near future.

Interest Expense

Interest expenses for the year ended December 31, 2004 decreased by approximately $5,000, to approximately $1,182,000, compared to approximately $1,187,000 for the prior year. As a percentage of total revenue, interest expenses accounted for 11% in 2004 and 12% in 2003. We recorded non-cash interest expenses of approximately $530,000 in the United States due to certain warrants issued in 2003 and repriced in 2004, and warrants issued and beneficial conversion feature amortized in connection with convertible notes issued in 2004. We also recognized amortized loan fees of approximately $107,000 in the United States. The interest expense related to stockholder loans was approximately $76,000, of which approximately $61,000 we forgave and converted into additional paid-in capital. We have disclosed the relevant facts in the notes accompanying the audited consolidated financial statements.

In 2004, we resumed the construction of the indoor water park. In accordance with accounting principles generally accepted in the United States, we capitalized interest expenses of approximately $486,000 as part of the construction in progress account related to the indoor water park project. Therefore, the total interest expenses incurred at the joint venture level we reduced from approximately $968,000 to approximately $482,000, which was part of the above $1,181,000. In the prior year, there was no interest expense capitalized at the joint venture level.

Income Tax Provision

The income tax provision for the year ended December 31, 2004 increased by approximately $23,000, or 4%, to approximately $675,000, compared to approximately $652,000 for the prior year. Because our main operations are located in China, the provision for income taxes was related only to the taxable income at the joint venture level. The income before income taxes at the joint venture level was approximately $2,042,000 and $1,972,000 for the years ended December 31, 2004 and December 31, 2003, respectively, an increase of approximately $70,000, or 3.5%. The increase in the provision for income taxes was consistent with the increase in income before income taxes at the joint venture level.

Net Income (Loss)

We recorded a net loss of approximately $1,696,000 for the year ended December 31, 2004, an approximately $2,257,000, or 402%, decrease in net income compared to a net income of approximately $561,000 for the prior year. As a percentage of total revenue, net income in 2003 accounted for approximately 6% while net loss in 2004 accounted for negative 16%. As a percentage of total revenue, the interest expense, other income (expense), and income tax provision did not significantly impact net income after income tax. As a percentage of total revenue, the decrease in net income was attributable mainly to the decrease in operating income, from 26% in 2003 to 3% in 2004, and income before income tax, from 8% in 2003 to negative 14% in 2004 on a consolidated basis.

As discussed in the above operating income section, we do not expect to enter into additional reorganization transactions in the foreseeable future and we therefore expect to limit our transaction costs to the level necessary to allow us to conduct capital raising transactions, as we plan to concentrate our efforts and capital resources on our core business. In addition, we have maintained a stable and profitable business at the joint venture over recent years and we expect to generate net income in the near future.

Earning (Loss) Per Share

The loss per share in 2004 was $0.03, compared to earnings per share of $0.01 in 2003, representing a decrease of $0.04, or 400%, per share. The $0.03 loss per share was attributed to the net loss of approximately $1.7 million in 2004 and offset by the increase in 5,102,218 outstanding shares issued through a reverse merger with Glo-Tech Industries, Inc. on September 30, 2004 and 680,00 shares issued upon conversion of $340,000 in convertible notes in 2004, compared to the weighted average outstanding shares in the prior year.

Liquidity and Capital Resources

As of December 31, 2004, we had cash of approximately $836,000, compared to cash of approximately $1,074,000 as of December 31, 2003. We had a negative working capital of $6,472,000 at December 31, 2004, compared to a negative working capital of $2,388,000 at December 31, 2003. We had outstanding bank loans of $14,267,000 at December 31, 2004, compared to $14,269,000 at December 31, 2003. We believe that we have adequate economic wherewithal to pay off our bank loans in the future and adequate cash flow to maintain our daily operations in China and in the United States. We are preparing to negotiate with our banks to restructure our current loan arrangements.

Net cash provided by operating activities increased by $570,000, or 26%, to approximately $2,795,000 for the year ended December 31, 2004, compared to approximately $2,224,000 for the prior year. We believe that the net increase was due primarily to the changes in operating assets and liabilities and certain non-cash items compared to the same categories of cash flow items in the prior year, such as:

--	depreciation and amortization, which increased by $640,000;
--	amortization of discounts to convertible notes and warrants issued as finder's fees, which increased by $1,594,000; and
--	loss on disposal of fixed assets, which increased by $227,000.

Considering the net income (loss) adjusted to the non-cash items in 2004 and 2003, the net increase in cash flow was approximately $155,000. Looking at operating assets and liabilities by comparing the same categories of cash flow items in the prior year:

--	other receivables increased by $491,000 (negative cash flow);
--	inventories increased by approximately $184,000 (negative cash flow);
--	accounts payable increased by $691,000 (positive cash flow);
--	accrued liabilities increased by $402,000 (positive cash flow);
--	staff bonus and welfare fund increased by $58,000 (positive cash flow); and
--	deferred loan commission decreased by 60,000 (negative cash flow).

The net increase in cash flow in operating assets and liabilities was approximately $415,000. Therefore, the total net increase in cash flow was approximately $570,000.

Net cash used in investing activities increased by approximately $2,278,000, or 55%, to approximately $6,421,000 for the year ended December 31, 2004, compared to approximately $4,143,000 for the prior year. The increase in net capital expenditure was composed two parts. First, we recovered approximately $3,021,000 in land improvement costs and collected approximately $3,431,000 in related party receivables from our partner. Second, we disbursed approximately $12.9 million in connection with the completion of the indoor water park project. The proceeds from recovery of land improvement cost was due to the fact that we returned to our partner the land usage right to 63,000 square meters of land on which we intended to build the phase II project. Accordingly, we recovered the related land improvement cost from our partner with certain appreciation as the partner needs to bear the unamortized land improvement cost, resulting in a disposal gain. However, cash inflow was offset by cash outflow of approximately $12,872,000 related to the construction costs of the indoor water park. Comparing the current year capital expenditure of $12.9 million to the capital expenditure of $741,000 incurred in 2003, that capital expenditure was immaterial.

Net cash used in financing activities increased by approximately $1,761,000, or 108%, to approximately $3,386,000 for the year ended December 31, 2004, compared to net cash provided by financing activities of approximately $1,625,000 for the prior year. This increase was due to proceeds of $1,201,000 from convertible notes issued in 2004 and the proceeds from a related party payable of approximately $2,230,000 incurred in later 2004, which was substantially related to the payments to construction companies for the indoor water park, compared to the bank loan proceeds of $2.6 million, proceeds of $136,000 from convertible notes, and proceeds of $628,00 from a stockholder's loan. On the cash outflow side, the total disbursements incurred in 2003 were approximately $1,770, 000 while the total disbursements in 2004 were approximately $2,509,000.

We will need to raise a significant amount of new capital to execute our business plan and expansion in 2005 and subsequent years. We plan to use our current businesses to expand into new markets and new business segments in the entertainment industry. Meanwhile, there is also considerable effort directed towards modification and improvement of our current operational facilities. We intend to enter the Chinese digital entertainment industry and the related Internet game and cartoon segments. If our capital raising efforts are successful, we expect to have high-tech digital entertainment and digital television businesses in addition to our traditional amusement park operations. We expect our traditional entertainment business to generate a stable cash flow while we expect the high tech digital entertainment and digital television businesses to increase our returns.

Digital television is gradually replacing the traditional analog television as part of the rapid development of the digital television industry in the world and we believe that digital television is going to be the main television transmitting method in the future in China. We are working with other subsidiaries of our partner to develop a digital television business through technology upgrades and innovation and joint investment with other strategic investors.

In addition to maintaining a strong financial position and accountability, our operational strategies will be to: (i) maintain the current amusement park operation as a foundation with an emphasis on cash flow and profitability; (ii) improve current hardware and operating facilities through significant capital expenditures; and (iii) enhance our overall operating efficiency to maximize stockholder profits.

We believe that our current cash balance and cash flows from operations are sufficient to meet present operations for the next calendar year. In order to increase capital expenditures during the next calendar year, we need to obtain new funds to expand our operations and achieve our growth plans. Our future growth plans require significant increases in spending on new business segments when compared to our historical expenditures. We plan to utilize a combination of internally generated cash from operations with potential debt and/or equity financings to fund our long-term growth over a period of two to five years. The availability of future financings will depend on market conditions. There is no assurance that future funding will be available.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), issued in January 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. We do not have any variable interest entities that must be consolidated.

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require us to recognize in our income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after June 15, 2005. Being a small business filer, we will adopt this Statement in the beginning of 2006 and are evaluating this pronouncement's effect on our financial position and net income.

In November 2004, the FASB issued Statement of Accounting Standards No. 151, "Inventory Costs, Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 eliminates the "so abnormal" criterion in ARB No. 43 "Inventory Pricing." SFAS No. 151 no longer permits a company to capitalize inventory costs on their balances sheets when the production defect rate varies significantly from the expected rate. SFAS No. 151 reduces the differences between U.S. and international accounting standards. SFAS No. 151 is effective for inventory cost incurred during annual periods beginning after June 15, 2005. We do not believe that this pronouncement will have a material effect on our financial position and net income.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (FSP FAS 109-1), "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. We do not believe that the adoption FSP FAS 109-1 will have significant impact on our consolidated financial statements.

In December 2004, the FASB issued the Statement of Financial Account Standards No. 153, "Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29" (SFAS No. 153). SFAS No 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. We are currently assessing the financial impact of SFAS No. 153 on our consolidated financial statements.

Item 7. Financial Statements.

Please refer to Financial Statements on pages F-1 to F-25

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Based on the evaluation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures as of December 31, 2004, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15(e) promulgated by the Securities and Exchange Commission. There have been no significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

The following table sets forth our current directors and executive officers:

Name	Served as an Executive Officer Since	Age	Position with the Registrant and Other Principal Occupations
Stanley Wu	2003	71

Director from December 19, 2003 to present, and President and Chief Executive Officer from December 19, 2003 to March 15, 2004. Mr. Wu is the founder and Chairman of the Jimswood Group of companies in California, which have holdings and joint venture interests in Japan, China, Mexico and the United States.

Duo Wang	2003	45

Director and Chief Financial Officer from December 19, 2003 to present. Mr. Wang has served as a member of the Board of Directors of Intra-Asia Delaware since August 1999 and as its Chief Financial Officer since November 2001. He has been Vice President of Business Development at Weifang Neo-Luck (Group) Corporation since October 1999 and served as Chief Financial Officer of Weifang Neo-Luck (Group) Corporation from January 1999 to September 2000. Mr. Wang has also served as a director of Weifang Fuhua Amusement Park Co., Ltd. since October 1991.

Jun Yin	2004	45	Director from March 1, 2004 to present. Mr. Yin has served as a director of Intra-Asia Delaware since 1997 and as a Director and Chairman of Weifang Fuhua Amusement Park Co., Ltd. since 1991.
James Reskin	2004	46

Director from September 28, 2004 to present, and President and Chief Executive Officer from March 15, 2004 to September 28, 2004. In addition to practicing law in his own firm, James A. Reskin & Associates since 1986, Mr. Reskin provides consulting services to small businesses as a founding partner of Practical Business Concepts, LLC. He served as president and later CEO of FullCircle Registry, Inc. (OTCbb: FLCR) until March 2003.

Name	Served as an Executive Officer Since	Age	Position with the Registrant and Other Principal Occupations
Joseph Visconti	2004	40

Secretary from July 7, 2004 to September 28, 2004 and Chief Executive Officer from September 28, 2004 to present. Mr. Visconti also serves as Chief Executive Officer of Intra-Asia Delaware, a position he has held since April 15, 2004. In 1991, Mr. Visconti founded Joseph Charles & Assoc., Inc. (JCA), a firm focused on the retail securities brokerage business for individual and institutional clients. Mr. Visconti was President, Chief Executive Officer and one of seven Directors, of JCA, overseeing its growth to over 400 employees in 10 different cities. Mr. Visconti also owned approximately 18% of the outstanding shares of JCA. On November 1, 2000, JCA initiated a Chapter 11 proceeding in the Southern District of Florida (Palm Beach) Bankruptcy Court (Case #: 00-34898). Mr. Visconti is also the President, a director, and owns approximately 60% of the outstanding shares, of ValueRich, Inc., and the President, a director, and owns approximately 20% of the outstanding shares, of J. Stephen & Company, Inc.

None of the above officers is related to any other.

Audit Committee Financial Expert

Our Board of Directors functions as our audit committee. Duo Wang, our Chief Financial Officer and one of our Directors, has extensive experience in accounting and financial matters but is not proficient in generally accepted accounting principles in the United States. We are actively recruiting a financial expert to serve on our Board of Directors.

Code of Ethics

A copy of our Code of Ethics and Business Conduct is attached as Exhibit 14 to this Annual Report.

Item 10. Executive Compensation.

The following tables show the compensation earned during the previous three years by each of our executive officers and the executive officers of Intra-Asia Delaware who received compensation during these years. No other miscellaneous compensation was paid or stock options granted during these years. Only compensation paid subsequent to December 19, 2003 is related to our current business.

1. Registrant Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Heinz Fraunhoffer, CEO	2002	45,000	-0-	-0-
Heinz Fraunhoffer, CEO	January 1, 2003 to December 19, 2003	80,000	-0-	-0-
Stanley Wu, CEO	December 19, 2003 to March 15, 2004	-0-	-0-	-0-

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Duo Wang, CFO	December 19, 2003 to March 15, 2004	-0-	-0-	-0-(1)
James A. Reskin, CEO and CFO	March 15, 2004 to September 28, 2004	-0-	-0-	10,000(2)
Joseph Visconti, CEO	September 28, 2004 to present	180,000(3)	-0-	-0-(4)
Duo Wang, CFO	September 28, 2004 to present	-0-	-0-	-0-(1)

(1)  Mr. Wang receives compensation from Weifang Neo-Luck (Group) for his services as Manager of its Finance Department.
(2)  We compensated Mr. Reskin for legal services provided to us.
(3)  Mr. Visconti also serves as Chief Executive Officer of Intra-Asia Delaware. Mr. Visconti receives monthly compensation of $15,000 for his services as our and Intra-Asia Delaware's Chief Executive Officer. Mr. Visconti has not entered into a written employment agreement with us or Intra-Asia Delaware.

(4) See Item 12, Certain Relationships and Related Transactions, below.

2. Intra-Asia Delaware Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Michael B. Demetrios, CEO	2002	31,000	-0-	-0-
Michael B. Demetrios, CEO	2003 to April 15, 2004	125,000	-0-	-0-
Joseph Visconti, CEO	April 15, 2004 to present	180,000(1)	-0-	-0-(2)

(1) Mr. Visconti also serves as our Chief Executive Officer. Mr. Visconti receives monthly compensation of $15,000 for his services as our and Intra-Asia Delaware's Chief Executive Officer. Mr. Visconti has not entered into a written employment agreement with us or Intra-Asia Delaware.

(2) See Item 12, Certain Relationships and Related Transactions, below.

On March 1, 2004, our Board of Directors authorized the issuance of a Warrant to purchase up to 100,000 shares of our common stock at $0.30 per share to each of our then-acting directors, namely, Stanley Wu, George K. Cheng, Yancen Lu, Duo Wang, James A. Reskin and Davisson Wu. We never issued these Warrants. Effective March 30, 2005, our existing Board of Directotrs rescinded the Board's March 1, 2004 action related to the above-described Warrants.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership, as of March 12, 2005, of (i) persons who own more than five percent of our common stock and (ii) our current directors and executive officers:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class
Common Stock, $.001 par value	Weicheng International Inc. 1111 Corporate Center Rd. Suite 203B Monterey Park, CA 91754	39,530,400	62.72%
Common Stock, $.001 par value	Foster Growth Ltd. PO Box 957 Tortola, BVI	4,131,302	6.55%
Common Stock, $.001 par value	Stanley Wu 184 S. Trish Ct. Anaheim Hills, CA 92808	1,742,700	2.77%

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class
Common Stock, $.001 par value	Duo Wang No. 189 East Dongfeng St. Weifang, Shandong Province China, 261031	No shares	No shares
Common Stock, $.001 par value	Jun Yin No. 189 East Dongfeng St. Weifang, Shandong Province China, 261031	No shares	No shares
Common Stock, $.001 par value	James Reskin 520 S. Fourth Ave., Suite 400 Louisville, KY 40202	101,835(1)	0.15%
Common Stock, $.001 par value	Joseph Visconti 1804 N. Dixie Hwy., Suite A West Palm Beach, FL 33407	1,600,000(2)	2.54%
Common Stock, $.001 par value	Directors and officers as a group	3,444,535	5.47%

(1)  Mr. Reskin beneficially owns 93,110 shares directly and 8,725 shares through Marmaduke Capital Partners, LLC, a Kentucky limited liability company of which Mr. Reskin is managing member and owns more than 10% of the total membership units. Mr. Reskin also owns less than 1% of Fullcircle Registry, Inc., a publicly-traded company that owns 186,220 shares of our common stock. Mr. Reskin is not an affiliate of Fullcircle Registry, Inc. and therefore is not deemed to be a beneficial owner of any shares of our common stock by virtue of being a stockholder in Fullcircle Registry, Inc.

(2) Mr. Visconti does not beneficially own any shares directly, but owns 1,600,000 shares through an unexercised Warrant described below in Item 12, Certain Relationships and Related Transactions.

Item 12. Certain Relationships and Related Transactions.

On September 5, 2000, our subsidiary, Intra-Asia Delaware, and our majority shareholder, Weicheng International Inc., entered into a loan agreement whereby Weicheng agreed to loan Intra-Asia Delaware certain proceeds on an as-needed basis, to bear interest at 6% per annum, and with the total outstanding principal and interest to mature on September 5, 2003. In January 2003, Weicheng extended the maturity date of the loan to September 5, 2004 as a result of our withdrawn initial public offering in January 2003 and lack of cash. In addition, Weicheng waived interest payments on the loan until Intra-Asia Delaware generated positive cash flow or raised sufficient cash. At December 31, 2002 accrued interest on the loan was $166,217, which was converted into capital. At December 31, 2003 accrued interest on the loan was $103,985, which was converted into capital. In September 2004 Weicheng extended the maturity date of the loan to September 30, 2006 and waived the payment of accrued interest as of September 30, 2004. A new interest rate of 5% per annum became effective as of October 1, 2004. At September 30, 2004 accrued interest on the loan was $60,903, which was converted into capital. From October 1, 2004 to December 31, 2004 accrued interest on the loan was $15,598. At December 31, 2004 the outstanding loan payable to Weicheng was $1,316,892.

During 2003 and 2004, Weicheng advanced $627,732 and $104,334, respectively, to Intra-Asia Delaware. We made repayments of $1,249,000 and $57,964 in 2003 and 2004, respectively.

In March and May 2003, Intra-Asia Delaware made approximately and aggregately $3,660,000 in advances to our partner, Weifang Neo-Luck (Group) Corporation, and $1,244,000 in advances to the Chinese office of Jimswood Group, of which our director Stanley Wu is the founder and Chairman, for financing their respective other operations in China. The advances did not bear interest. At December 31, 2003, we collected approximately $1,473,000 of the $4,904,000 in advances outstanding. In March 2004, we collected all of the outstanding balances.

On February 17, 2004, we issued to ValueRich, Inc. a Warrant to purchase up to 4,000,000 shares of our common stock at $0.30 per share, as partial compensation for consulting services rendered in connection with the January

2004 share exchange by ValueRich, Inc., its affiliate, J. Stephen & Company, Inc., and its associate, CCC Interests Limited. The Warrant also provided for the purchase of up to 2,000,000 shares of our common stock at $0.30 per share, provided we received gross proceeds of not less than $500,000 from a European offering. We never consummated the European offering. Joseph Visconti, our Chief Executive Officer, is the President, a director, and owns approximately 60% of the outstanding shares, of ValueRich, Inc. Mr. Visconti is also the President, a director, and owns approximately 20% of the outstanding shares, of J. Stephen & Company, Inc. Our Board of Directors did not authorize the issuance of the Warrant to ValueRich, Inc. Effective as of August 2, 2004, ValueRich, Inc. agreed to cancel the Warrant in consideration of the issuance by us, to each of J. Stephen & Company, Inc. and CCC Interests Limited, of a Stock Purchase Warrant to purchase 1,600,000 shares of our common stock at $0.35 per share. Our Board of Directors authorized the issuance of the Warrants to J. Stephen & Company, Inc. and CCC Interests Limited. The Warrants are exercisable in whole or in part at any time and expire on August 2, 2009. In addition to registration rights, the Warrants provide anti-dilution protections.

Item 13. Exhibits.

EXHIBITS

Exhibit Number	Description

2

Agreement and Plan of Reorganization, dated as of December 19, 2003, and Addendum thereto dated as of September 30, 2004 (incorporated herein by reference to exhibits filed with our Quarterly Report on Form 10-QSB for the period ended September 30, 2004).

3.1	Amended and Restated Articles of Incorporation of Intra-Asia Entertainment Corporation dated as of December 19, 2003.

3.3	Bylaws (incorporated herein by reference to exhibits filed with our Form SB-2 filed on March 30, 1999).

14	Code of Ethics and Business Conduct

16	Letter on change in certifying accountant (incorporated by reference to the exhibit filed with our Form 8-K filed on December 14, 2004).

21	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a) Certification of Joseph Visconti for the Form 10-KSB for the year ended December 31, 2004.

31.2	Rule 13a-14(a) Certification of Duo Wang for the Form 10-KSB for the year ended December 31, 2004.

.32

Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Joseph Visconti and Duo Wang for the 10-KSB for the year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the years ending December 31, 2004 and 2003 for professional services rendered by BDO Shanghai Zhonghua for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSBs were $87,500 and $109,200, respectively.

The aggregate fees billed for the years ending December 31, 2004 and 2003 for professional services rendered by Pritchett, Siler & Hardy, P.C. for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSBs were $37,295 and $19,994, respectively.

Tax Fees
The aggregate fees billed for the year ending December 31, 2004 for professional services rendered by Pritchett, Siler & Hardy, P.C. for tax compliance, tax advice, and tax planning were $561.

The aggregate fees billed for the years ending December 31, 2004 and 2003 for professional services rendered by Wang, Potomac & Co. for tax compliance, tax advice, and tax planning were $25,000 and $4,750, respectively.

The aggregate fees billed for the year ending December 31, 2003 for professional services rendered by Peter Tang, CPA for tax compliance, tax advice, and tax planning were $2,700.

Pre-Approval Policies
Our Board of Directors approved the engagement of BDO Shanghai Zhonghua to render audit and non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRA-ASIA ENTERTAINMENT CORPORATION

Dated: March 31, 2005	By : /s/ Joseph Visconti
Joseph Visconti, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph Visconti Joseph Visconti	Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/s/ Duo Wang	Chief Financial Officer and Director	March 31, 2005
Duo Wang	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jun Yin	Chairman and Director	March 31, 2005
Jun Yin

/s/ Stanley Wu	Director	March 31, 2005
Stanley Wu

/s/ James A. Reskin	Director	March 31, 2005
James A. Reskin

SUPPLEMENTAL INFORMATION

No annual report or proxy material has been sent to our security holders.

INDEX TO EXHIBITS

Exhibit Number	Description

2

Agreement and Plan of Reorganization, dated as of December 19, 2003, and Addendum thereto dated as of September 30, 2004 (incorporated herein by reference to exhibits filed with our Quarterly Report on Form 10-QSB for the period ended September 30, 2004).

3.1	Amended and Restated Articles of Incorporation of Intra-Asia Entertainment Corporation dated as of December 19, 2003.

3.3	Bylaws (incorporated herein by reference to exhibits filed with our Form SB-2 filed on March 30, 1999).

14	Code of Ethics and Business Conduct

16	Letter on change in certifying accountant (incorporated by reference to the exhibit filed with our Form 8-K filed on December 14, 2004).

21	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a) Certification of Joseph Visconti for the Form 10-KSB for the year ended December 31, 2004.

31.2	Rule 13a-14(a) Certification of Duo Wang for the Form 10-KSB for the year ended December 31, 2004.

32

Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Joseph Visconti and Duo Wang for the 10-KSB for the year ended December 31, 2004.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

_______________________

REPORT ON AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

_______________________

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Balance Sheets	F-3

Statements of Operations and Comprehensive Income	F-4

Statements of Stockholders' Equity	F-5

Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors
Intra-Asia Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Intra-Asia Entertainment Corporation (the "Company") as of December 31, 2003 and 2004 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intra-Asia Entertainment Corporation, as of December 31, 2003 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO Shanghai Zhonghua

Shanghai, PRC
March 4, 2005

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004

ASSETS

Current assets:
Cash	$1,073,612	$836,222
Other receivables	51,002	458,445
Inventories	63,785	264,390
Amounts due from related parties	3,430,598	-
Deferred transaction costs	250,000	-

Total current assets	4,868,997	1,559,057

Deferred loan commission	-	60,084

Property and equipment, net	33,612,286	40,832,051

Total assets	$38,481,283	$42,451,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term bank loans	$214,780	$212,366
Long-term bank loans - current portion	3,861,935	3,331,408
Note payable to ValueRich, Inc.	250,000	-
Accounts payable	200,735	533,733
Accrued liabilities	391,775	656,314
Deferred revenue -- membership dues	863,346	863,408
Employee bonus and welfare fund	68,346	136,757
Convertible notes -- current	136,045	66,777
Stockholder's loan -- current	1,270,521	-
Due to related party	-	2,230,411

Total current liabilities	7,257,483	8,031,174

Long-term bank loans, less current portion	10,192,762	10,723,471
Convertible notes -- long term	-	661,210
Stockholder's loan -- long term	-	1,316,892

Total liabilities	17,450,245	20,732,747

Commitments and contingencies

Minority interest	3,142,378	3,339,402

Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized and 56,000,000, 61,782,218 shares issued and outstanding	56,000	61,782
Additional paid-in capital	17,848,504	20,028,401
Retained earnings	4,177,059	2,481,307
Accumulated other comprehensive loss -- translation adjustments	(4,192,903)	(4,192,447)

Total stockholder's equity	17,888,660	18,379,043

Total liabilities and stockholders' equity	$38,481,283	$42,451,192

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Years Ended December 31,
	2003	2004
Revenues:
Amusement park admissions	$7,901,621	$7,911,866
Amusement park food, merchandise and other	2,038,520	2,952,237

Total revenues	9,940,141	10,864,103

Operating costs and expenses:
Operating expenses	3,376,948	3,202,551
General and administrative	1,500,886	3,312,439
Cost of products sold	695,240	1,359,992
Depreciation and amortization	1,664,231	2,304,136
Loss on disposal of fixed assets	94,467	321,407
Amortization of offering expenses	13,604	-

Total operating costs and expenses	7,345,376	10,500,525

Income from operations	2,594,765	363,578

Interest expense	(1,187,096)	(1,181,536)
Other income (expense), net	2,890	2,090

Income before income taxes	1,410,559	(815,868)

Income taxes	651,549	674,662

Income before minority interest	759,010	(1,490,530)

Minority interest in Fuhua	198,183	205,222

Net income (loss)	$560,827	$(1,695,752)

Weighted average common shares outstanding - basic	56,000,000	61,525,122

Earnings (loss) per share - basic	$0.01	$(0.03)

Weighted average common shares outstanding - diluted	56,198,782	61,525,122

Earnings (loss) per share - diluted	$0.01	$(0.03)

Comprehensive income:
Net income	$560,827	$(1,695,752)
Translation adjustments	1,279	(456)

Comprehensive income	$562,106	$(1,696,208)

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2003 AND 2004

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2002	56,000,000	$56,000	$17,715,217	$3,616,232	$(4,194,182	) $	17,193,267

Conversion of interest payable on stockholder's loan	-	-	103,985	-	-		103,985
Discount to convertible notes - beneficial conversion feature	-	-	29,302	-	-		29,302
Net income	-	-	-	560,827	-		560,827
Translation adjustments	-	-	-	-	1,279		1,279

Balance, December 31, 2003	56,000,000	56,000	17,848,504	4,177,059	(4,192,903)		17,888,660

Reorganization and recapitalization	5,102,218	5,102	(34,301)	-	-		(29,199)

Deemed interest due to repricing	-	-	120,980	-	-		120,980
Beneficial conversion feature on convertible note of $21,000	-	-	4,188	-	-		4,188
Deemed interest due to warrants issued related to convertible note of $21,000	-	-	16,812	-	-		16,812
Beneficial conversion feature on convertible notes of $340,000	-	-	340,000	-	-		340,000
Beneficial conversion feature on convertible notes of $580,000	-	-	50,000	-	-		50,000
Notes converted into shares	680,000	680	339,320	-	-		340,000
Warrants issued for finder's fee	-	-	1,092,800	-	-		1,092,800
Beneficial conversion feature on convertible note of $100,000	-	-	49,000	-	-		49,000
Deemed interest due to warrants issued related to convertible note of $100,000	-	-	51,000	-	-		51,000
Conversion of interest payable on stockholder's loan	-	-	60,903	-	-		60,903
Beneficial conversion feature on convertible notes of $160,000	-	-	28,046	-	-		28,046
Deemed interest due to warrants issued related to convertible notes of $160,000	-	-	49,912	-	-		49,912
Donation received by Fuhua	-	-	11,237	-	-		11,237
Net loss	-	-	-	(1,695,752)	-		(1,695,752)
Translation adjustments	-	-	-	-	456		456

Balance, December 31, 2004	61,782,218	$61,782	$20,028,401	$2,481,307	$(4,192,447	) $	18,379,043

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS Increase (Decrease) in Cash and Cash Equivalents
	Years Ended December 31,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$560,827	$(1,695,752)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	198,183	205,222
Depreciation	1,664,231	2,304,136
Amortization of deferred offering cost	13,604	-
Amortization of discounts to convertible notes	29,302	530,514
Warrants issued as consulting expenses	-	1,092,800
Forgiven interest on stockholder loan	103,985	60,903
Loss on disposal of fixed assets	94,467	321,407
Changes in assets and liabilities:
Other receivables	101,198	(390,163)
Inventories	(16,624)	(200,605)
Accounts payable	(386,345)	304,773
Accrued liabilities	(138,355)	263,566
Staff bonus and welfare	-	58,145
Deferred loan commission	-	(60,084)

Net cash provided by operating activities	2,224,473	2,794,862

Cash flows from investing activities:
Proceeds from disposal of fixed assets	28,967	3,020,600
Related party receivable	(3,430,598)	3,430,598
Purchase of property and equipment and construction in progress	(741,842)	(12,871,951)

Net cash used in investing activities	(4,143,473)	(6,420,753)

Cash flows from financing activities:
Deferred offering cost	(13,604)	-
Proceeds from issuing convertible notes	136,045	1,201,000
Repayments of convertible notes	-	(89,635)
Proceeds from bank loans	2,631,389	2,416,480
Repayment on bank loans	(217,462)	(2,418,896)
Proceeds from stockholder's loan	627,732	46,370
Due to related party	(1,249,000)	2,230,411
Dividends paid to minority interest	(289,956)	-

Net cash provided by financing activities	1,625,144	3,385,730

Effect of changes in exchange rate on cash	3,868	2,771

Net increase in cash	(289,988)	(237,390)

Cash, beginning of year	1,363,600	1,073,612

Cash, end of year	1,073,612	$836,222

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	1,065,352	$977,682
Income taxes	682,756	690,745

In the years ended at December 31, 2003 and 2004, forgiven interest of $103,985 and $60,903, and discount of $29,302 and $588,958 to convertible notes were recorded in additional paid-in-capital, respectively.

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Intra-Asia Entertainment Corporation (the "Company" and "Intra-Asia") was incorporated in the State of Delaware on July 18, 1997 for the purpose of holding a majority interest in Weifang Fuhua Amusement Park Co., Ltd. ("Fuhua") and acquiring and developing amusement parks in the People's Republic of China ("PRC"). Fuhua is located in Weifang, Shandong Province, PRC. Fuhua owns and operates an amusement park with a total of 21 rides and attractions, four restaurants and six retail and souvenir stores.

Fuhua was organized as an equity joint venture with $20.7 million of registered capital pursuant to a joint venture contract dated October 8, 1991, as amended (the "Contract"), which will expire on December 4, 2021. Pursuant to the terms of the Contract, the joint venture partners and respective ownership percentages are as follows: Weifang Neo-Luck (Group) Corporation ("Neo-Luck"), a state-owned Chinese corporation, owns 15%; Weicheng International, Inc. ("Weicheng"), a California corporation and wholly owned subsidiary of Neo-Luck, owns 60%; and Jimswood Investment & Development Corporation ("Jimswood"), a California corporation, owns 25%.

In December 1997, Weicheng and Jimswood contributed their respective ownership interests in Fuhua to the Company in exchange for 2,800,000 shares of the Company's common stock. As a result, the Company has an 85% ownership interest in Fuhua and the remaining 15% ownership interest is held by Neo-Luck. Since these entities were under common control and ownership, the transaction has been accounted for in a manner similar to the pooling-of-interests method.

On December 19, 2003, the Company entered into an Agreement and Plan of Reorganization ("the Agreement") with Glo-Tech Industries, Inc. (Glo-Tech thereafter), a public reporting company established under the laws of the State of Nevada, pursuant to which Glo-Tech would issue 56 million shares of its common stock in exchange for 100% equity interest of Intra-Asia and the existing shareholders at Glo-Tech after acquisition would account for 5,102,218 shares of common stock through a 1-for-5.37 reverse split. As required by the Agreement, on December 19, 2003, Glo-Tech amended its Articles of Incorporation to change the corporation's name to Intra-Asia Entertainment Corporation (Nevada). On January 2, 2004, that reverse stock split was effective. On January 6, 2004, Glo-Tech's stock transfer agent finished the shareholder record transfer and issued the shares to Intra-Asia. Consequently, a Form 8-K was filed on January 6, 2004.

According to Article III, 3.01, (f) of the signed Agreement and Plan of Reorganization, "Glo-Tech agrees that its assets will be of sufficient nature and value so as to pay off all liabilities when required by Intra-Asia without use, sale or pledging any assets of Intra-Asia. This guarantee shall survive the Closing." In line with this Article and the audited balance sheet of Glo-Tech at December 31, 2003, the Closing was delayed until September 30, 2004.

During the nine months ended September 30, 2004, both Glo-Tech and Intra-Asia used their best efforts to resolve the liabilities presented on Glo-Tech's balance sheet at December 31, 2003. As of September 30, 2004, both Glo-Tech and Intra-Asia believed that the identified liabilities on Glo-Tech's balance sheet had been almost resolved except approximately $29,199 of accounts payable left on the balance sheet as of September 30, 2004. Therefore, both parties agreed that the aforementioned reverse acquisition should be closed.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

The aforementioned stock exchange transaction made Intra-Asia (Delaware) a wholly owned subsidiary of Glo-Tech after issuing 56 million shares of Glo-Tech's common stock and resulted in the stockholders of Intra-Asia (Delaware) obtaining a majority voting interest in Glo-Tech. Generally accepted accounting principles in the United States require an assessment of which entity is considered the accounting acquirer when an exchange of stock occurs regardless of the legal form of the acquisition. The factors to consider include which entity's stockholders will own the majority of the voting common stock after the acquisition and the composition of the governing body and the management of the company after the acquisition. Based on the aforementioned factors, Intra-Asia was determined to be the acquirer for accounting purposes. Additionally, when an acquisition takes place between a company with minimal or no operations (a shell company) and an operating company, the transaction is treated as a recapitalization rather than a business combination. As Glo-Tech is considered to be a shell company, the transaction was treated as a recapitalization of Intra-Asia.

Intra-Asia is the continuing operating entity for financial reporting purposes, and the accompanying financial statements prior to September 30, 2004 represent Intra-Asia's financial position and results of operations. As of September 30, 2004, Glo-Tech had negative net assets of $29,199 with 5,102,218 shares of common stock outstanding, all of which were included in the consolidated financial statements of Intra-Asia. Although Intra-Asia is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Glo-Tech as the surviving corporation did not change.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Fuhua, its 85% owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Maintenance and repairs are charged directly to expense as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss). The loss on disposal of assets was $94,467 and $321,407 in the years ended December 31, 2003 and 2004, respectively.

Construction in Progress

Construction in progress is stated at cost. Interest costs incurred in relation to construction are capitalized into the relevant property and equipment and depreciated over their estimated useful life in accordance with SFAS No. 34. The capitalized interest in the year ended December 31, 2003 and 2004 was $0 and $486,471, respectively, as result of building a new indoor water park in the same place where the old outdoor water park was built.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company expenses amounts paid for advertising and marketing in the period such amounts are incurred. Advertising expense was $973,905 and $866,256 for the years ended December 31, 2003 and 2004, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company applied the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the years ended December 31, 2003 and 2004.

Fair Value of Financial Instruments

The carrying amount of cash, other receivables, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's bank loans approximate fair value because the interest rates on these loans are subject to change with market interest rates. Due from related parties does not bear any interest and its carrying amount is reasonable estimates of its fair value as the imputed interest is immaterial. The stockholder's loan from Weicheng bear interest at 5% per annum, which is similar to the market interest rate. The promissory notes associated with convertible loans bear interest at 8% per annum, which is similar to the market interest rate.

Deferred Offering Cost and Discount to Convertible Notes

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

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. At December 31, 2003, the convertible notes of $136,000 were included in the computation of earnings per share while the outstanding warrants representing 209,300 shares were excluded from the computation. At December 31, 2004, all convertible notes outstanding and the outstanding warrants representing 4,349,478 shares of the Company's common stock were excluded from computation because of anti-dilution.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents the calculation of earnings (loss) per share.

	Years Ended December 31,
	2003	2004

Net income (loss) reported	$560,827	$(1,695,752)
After-tax effect of interest expense	2,730	-

Net income (loss) attributed to common shares	$563,557	$(1,695,752)

Weighted average number of common shares outstanding - basic	56,000,000	61,525,122

Dilutive effect from:
Warrants outstanding	-	-
Convertible loans outstanding	198,782	-

Weighted average number of common shares outstanding - diluted	56,198,782	61,525,122

Earnings (loss) per share - basic	$0.01	$(0.03)

Earnings (loss) per share - diluted	$0.01	$(0.03)

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from employees and non-employees in exchange for equity instruments. SFAS No. 123 also gives the option, for employees only, to account for stock-based compensation, utilizing the intrinsic method, in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock issued to Employees." The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB No. 25 and to provide the proforma disclosures required by SFAS No. 123. As of December 31, 2003 and 2004, the Company has not granted any stock options to employees.

The Company calculates the fair value of stock warrants granted on the date of the grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions:

	Years Ended December 31,
	2003	2004

Risk-free interest rate	2.85%	1.68-3.09%
Expected life in years	5	1.5
Dividend yield	-	-
Expected volatility	0.1%	128-213%

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), issued in January 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 15, 2004. The Company does not have any variable interest entities that must be consolidated.

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after June 15, 2005. Being a small business filer, the Company will adopt this Statement in beginning of 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued the Statement of Financial Account Standards No. 153, "Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29" (SFAS No. 153). SFAS No 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. We are currently assessing the financial impact of SFAS No. 153 on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,
	2003	2004

Buildings	$20,116,683	$19,323,918
Land and buildings improvement	4,978,029	4,111,396
Rides and attractions	14,785,149	14,743,472
Vehicles	17,367	17,368
Other equipment	490,488	524,054
Construction in progress	7,852,228	16,722,500

	48,239,944	55,492,708
Accumulated depreciation	(14,627,658)	(14,660,657)

	$33,612,286	$40,832,051

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 4 - SHORT-TERM BANK LOANS

At December 31, 2003 and 2004, short-term bank borrowings consist of revolving bank loans of $214,780 and $212,366 from two different banks, respectively. At December 31, 2003 and 2004, the loans were denominated in Renminbi and U.S. dollars and had terms ranging from three months to twelve months with interest rates ranging from 6.903% to 7.290% per annum subject to change based on the notice from the central bank: People's Bank of China. The loans are unsecured and guaranteed by Neo-Luck.

NOTE 5 - LONG-TERM BANK LOANS

Long-term bank loans are summarized as follows:

		December 31,
		2003	2004

U.S. dollar-denominated loan from the Agricultural Bank of China, bearing interest at 7.29% per annum at both December 31, 2003 and 2004. The interest rate is subject to change based on notice from the People's Bank of China.		$4,136,000	$4,136,000

U.S.$800,000 (part of the above loan) was renewed in a separate loan document, maturing on October 9, 2007, bearing interest at 7.29% per annum at December 31, 2003 and 2004. The interest rate is subject to change based on notice from the People's Bank of China.		800,000	800,000

U.S.$1,600,000 (part of the above loan) was renewed in a separate loan document, maturing on November 14, 2006, bearing interest at 7.29% per annum at December 31, 2003 and 2004. The interest rate is subject to change based on notice from People's Bank of China.		1,600,000	1,600,000

RMB-denominated loan from Agricultural Bank of China, bearing interest at 8.3160% per annum at both December 31, 2003 and 2004. The interest rate is subject to change based on notice from the People's Bank of China.		4,229,000	4,229,000

RMB-denominated loan from Agricultural Bank of China, RMB2.23 million maturing on November 15, 2005 and RMB5 million maturing on December 20, 2006, bearing interest at 7.7220% per annum at December 31, 2003 and 2004. The interest rate is subject to change based on notice from the People's Bank of China.		873,000	873,000

RMB-denominated loan from Agricultural Bank of China, maturing on December 30, 2007, bearing interest at 5.58% per annum at December 31, 2004. The interest rate is subject to change based on notice from The People's Bank of China.		2,416,000	2,416, 000

		14,054,000	14,054,000
Current portion		(3,862,000)	(3,331,000)

	$	$10,192,000	$10,723,000

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 5 - LONG-TERM BANK LOANS (Continued)

As of December 31, 2004, the payment schedules of all long-term loans, denominated by RMB and U.S. dollar respectively, are presented as follows:

Bank Loans Denominated in RMB			Bank Loans Denominated in U.S. Dollar

Principal of RMB35,000,000 (US$4,229,000)			Principal of US$6,536,000

Due Date		Amount to Pay	Due Date	Amount to Pay

06/20/05	Yen	6,050,000	06/20/05	$800,000
12/20/05		6,050,000	12/20/05	800,000
06/20/06		4,500,000	06/20/06	468,000
12/20/06		4,500,000	12/20/06	468,000
06/20/07		6,050,000	06/20/07	800,000
12/20/08		1,800,000	12/20/07	800,000
12/20/07		6,050,000

Subtotal	Yen	35,000,000		4,136,000

			10/09/07	800,000
Principal of RMB7,230,000 (US$873,000)			11/14/06	1,600,000

11/15/05	Yen	2,230,000	Subtotal	$6,536,000
12/20/06	Yen	5,000,000
12/30/07	Yen	22,000,000

Fuhua borrowed a term loan of RMB20 million from a commercial bank in March 2003 in order to complete the remodel project of its seafood restaurants and other restaurants inside the amusement park with the terms disclosed in the prior page. The loan was borrowed with the understanding with the bank if Fuhua has generated enough cash flow in the subsequent year, it should repay the loan principal as soon as possible. During the six months ended June 30, 2004, Fuhua repaid the entire outstanding principal of RMB20 million. On December 31, 2004, Fuhua borrowed a term loan of RMB20 million again to pay all contractors in order to finish the construction of the indoor water plaza and to have a trial operation in the end of January 2005.

All of the loans scheduled above are unsecured and guaranteed by Neo-Luck. Per the bank's request, Neo-Luck was responsible for collecting certain interest and principal payments made by the Company on behalf of the bank. Starting on January 1, 2001, the Company has paid interest on the loans directly to the bank. In December 2002, one of the banks revised its covenant to allow Fuhua to distribute dividends to pay the expense incurred in Intra-Asia.

Annual maturities of long-term bank loans during the five years subsequent to December 31, 2004 are as follows:

Years ending December 31,	Amount

2005	$3,331,408
2006	4,227,536
2007	6,278,451
2008	217,484
2009	-

$14,054,879

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company had certain transactions with Neo-Luck and its subsidiaries during the years ended December 31, 2003 and 2004, summarized as follows:

Fuhua paid to Neo-Luck income taxes of $682,756 and $689,945 in 2003 and 2004, respectively. Fuhua paid to Neo-Luck employee fringe benefits of $245,380 in 2003. Started in January 1, 2004, Fuhua paid its employee fringe benefits directly to respective government agencies.

In accordance with the terms of its lease of the land on which the amusement park is located, Fuhua paid land lease fee of RMB5 million (equivalent approximately $604,000) in 2003 and RMB4,625,000 (equivalent approximately $559,000) in 2004, respectively.

Fuhua Hotel, which is a subsidiary of Weifang Neo-Luck (Group) Corporation, provided Fuhua with heat and air conditioning service in exchange for a fee of $153,443 and $120,821 in 2003 and 2004, respectively.

On October 1, 2004, Fuhua decided to give back the land usage right of a parcel land of 67,300 square meters which was originally intended to be used for its phase II expansion. On October 1, 2004, the carrying value of land development cost paid by Fuhua was approximately RMB25.0 million. The fair value of the land development cost was negotiated between Fuhua and Neo-Luck at RMB29.04 million due to the appreciation of land usage right. Consequently, a gain of approximately RMB4.04 (an equivalent of approximately $488,000) resulted from this related party transaction. After giving back the land usage right, Fuhua revised the land lease agreement with Neo-Luck, reducing the original land usage fee of RMB5 million per annum to RMB3.5 million per annum.

In the end of December 2004, Fuhua borrowed RMB18.46 million from Neo-Luck (an equivalent of approximately $2.23 million) without bearing any interest. This due to related party is due on demand and Fuhua is expecting to pay back in the first eight months of 2005.

In the United States, Weicheng advanced $627,732 and $104,334 during 2003 and 2004, respectively. The Company made repayment of $1,249,000 and $57,964 in 2003 and 2004, respectively.

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

On September 5, 2000, Intra-Asia and Weicheng entered into a loan agreement specifying that Weicheng will provide Intra-Asia with a loan and advance the proceeds on an as-needed basis with 6% interest per annum and the total outstanding balance including the accrued interest will mature on September 5, 2003. In January 2003, Weicheng extended the loan maturity to September 5, 2004 due to withdrawal of IPO on January 3, 2003 and lack of cash. In addition, Weicheng decided to waive the payments of interest until the Company generated positive cash flow or raise enough cash. At December 31, 2002, the accumulated

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

interest accrued was $166,217 which was converted into capital. At December 31, 2003, the accrued interest was $103,985, which was converted into capital. In September 2004, Weicheng extended the loan maturity to September 30, 2006, and decided to waive the payment of accrued interest as of September 30, 2004. A new interest rate of 5% per annum is effective as of October 1, 2004. At September 30, 2004, the accrued interest was $60,903, which was converted into capital. From October 1 to December 31, 2004, the accrued interest on the loan payable to Weicheng was $15,598.

The outstanding loan payable to Weicheng was $1,316,892 at December 31, 2004.

NOTE 7 - MEMBERSHIP FEE AND DEFERRED REVENUE

The Company started the construction of a new indoor water park in February 2001 with a budgeted capital investment of approximately $6.5 million. However, the construction project was postponed in July 2002 due to the fact that Weifang city government proposed a new zoning requirement, which was passed by the People Congress of Weifang City in March 2004. During 2002, the Company sold certain memberships to investors before the adoption of the new zoning requirement proposed, received approximately $863,000, totaling 250 memberships ranging from one year to lifetime memberships. The Company recorded the proceeds as deferred revenue on its balance sheet and expects to recognize revenue over the membership periods up to a maximum of ten years, when the operation of the indoor water park begins. As of December 31, 2004, the construction of the indoor water park was still ongoing. The Company held the grand opening of the indoor water park on February 6, 2005.

In accordance with the membership agreement, the Company has agreed to pay an incentive to these membership holders based on the assumption that if the indoor water plaza dose not open on January 1, 2002, the Company will pay interest to these membership holders based on the following formula: the actual membership fees received during the period from January 1, 2002 to the date the indoor water plaza begins operation, with interest on such amount at a rate equal to the commercial bank checking account annual interest rate, which was 0.72% per annum at December 31, 2004. The Company has accrued interest based on the terms described above in the years ended December 31, 2003 and 2004 and has not paid any accrued interest during these period reported. The total accumulated accrued interest expense was approximately $18,822 at December 31, 2004.

NOTE 8 - CONVERTIBLE NOTES

Convertible Notes Issued in 2003

During 2003, Intra-Asia conducted a private placement through an investment bank to sell 3,077 units of convertible notes. Each unit consists of a promissory note and a warrant to purchase 1,000 shares of common stock at $0.90 per share and was priced at $650 per unit. The minimum purchase was $650 per investor. The promissory note bears interest at 8% per annum that will be paid quarterly until the notes are convertible into common stock or repaid. If the Company had not become a publicly traded company by December 31, 2003, it had to repay the notes plus all accrued interest. Each promissory note is immediately convertible into shares of the Company's common stock in terms of a conversion price at $0.65 per share with principal and accrued interest. The warrant will expire in five years from the date on which the Company received the funds. The Company bears 10% of selling cost. The offering was terminated on January 31, 2004.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 8 - CONVERTIBLE NOTES (Continued)

During March and October 2003, the Company sold 209.3 units with the gross proceeds of approximately $136,045. The total accrued interest was approximately $4,200 at December 31, 2003. In accordance with EITF 00-27, (i) the Company determined the fair value of the warrant (which is immaterial) attached to the promissory note by using Black-Scholes model, (ii) the Company used the relative fair value method to allocate the fair value of the promissory notes between the underlying promissory notes and warrants, and (iii) the Company determined the beneficial conversion feature of the convertible promissory notes to be $29,302 in 2003 and amortized in full in 2003 as the notes were due December 31, 2003. The parameters used in Black-Scholes model were as follows: the contractual life: five years; volatility: 0.1%; annual rate of quarterly dividends: 0%; discount rate: 2.85% per annum. The deferred offering cost (which was $13,604) was fully amortized at December 31, 2003. As of January 1, 2004, the entire $136,045 convertible notes were in default.

On February 20, 2004 the Company repriced the above warrant exercise price from $0.90 to $0.38 and repriced the conversion price from $0.65 to $0.28 resulting in additional fair value of warrants by $14,233 (which is a separate instrument as these warrants are detachable) and incremental beneficial conversion feature of $106,743. As the convertible notes were in default, the above additional fair value of $14,237 and $106,743 resulting from repricing was expensed in the first quarter of 2004. At December 31, 2004, the Company repaid the principal of $89,635 out of the above $136,045 convertible notes. Approximately $4,355 of accrued interest in connection with the repayment of $89,635 was forgiven by investors and offset the Company's interest expenses during 2004. Correspondingly, warrants to purchase 137,900 shares of common stock were canceled in connection with the repayment.

Convertible Notes Issued in 2004

In January 2004, the Company conducted a private placement to offer maximum $1,008,000 for 36 units at $28,000 per unit in the U.S. Each unit consists of a promissory note of $28,000 with interest at 8% per annum and matures in one year from the date of funds received. Each promissory note is immediately convertible into shares of the Company's common stock at $0.28 per share in principal and accrued interest and a warrant to purchase up to 100,000 shares of the Company's stock at $0.38 per share is attached and the warrant is exercisable any time through and including March 31, 2006. The Company bears 13% of selling commission. On January 12, 2004, the Company sold 0.75 unit and obtained gross proceeds of $21,000 under this offering. Based on the above offering terms and in accordance with EITF 00-27, (i) the Company determined the fair value of warrant at $84,154 attached to the promissory note by using Black-Scholes model, (ii) the Company used the relative fair value method to allocate the estimated fair value of promissory note between the underlying promissory note and warrant resulting in the fair value of warrants at $16,812 and the fair value of promissory notes at $4,188 accordingly, and (iii) the Company determined the beneficial conversion feature of the convertible promissory notes was $4,188. The total discount related to this promissory note was $21,000 in accordance with APB No. 14 and would be amortized over one-year period. The parameters used in Black-Scholes model were as follows: the contractual life: two years; volatility: 128.57%; annual rate of quarterly dividends: 0%; discount rate: 1.68% per annum. As of December 31, 2004, the amortization of discount to $21,000 convertible note was approximately $20,367.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 8 - CONVERTIBLE NOTES (Continued)

In February 2004, the Company conducted another private placement to offer maximum $2,000,000 for 100 promissory notes at $20,000 per note in Taiwan. Each note bears interest at 8% per annum and matures on March 31, 2006. Each promissory note is immediately convertible into shares of the Company's common stock at $0.50 per share in principal and accrued interest and without stock warrant attached. The Company bears 10% of selling commission. On January 15 and February 11 the Company sold 12 and 5 notes, respectively, obtaining gross proceeds of $340,000 under this offering. Based on the above offering terms and stock trading price on the fund receiving date and effective conversion price determined in accordance with EITF 00-27, the Company recognized beneficial conversion feature of $340,000 as a discount to these promissory notes. On May 18, 2004, the entire $340,000 convertible notes were converted into 680,000 shares of common stock at $0.50 per share. Consequently, the entire $34,000 deferred loan commission and $340,000 beneficial conversion feature were expensed during the second quarter ended June 30, 2004. Outstanding accrued interest related to $340,000 was $7,342, which has not been converted into common shares at December 31, 2004.

On April 14 and May 3, 2004, the Company sold 4 and 25 notes, respectively under the above terms and obtained gross proceeds of $580,000. Based on the above offering terms and stock trading price on the fund receiving date and effective conversion price determined in accordance with EITF 00-27, the Company recognized beneficial conversion feature of $50,000 as a discount to these promissory notes in addition to deferred loan commission of $58,000. As of December 31, 2004, approximately $17,360 of beneficial conversion feature and $20,138 of deferred loan commission were amortized.

On August 24, 2004, the Company sold 3.6 units of convertible promissory note to a Hong Kong investor and obtained gross proceeds of $100,000. This note carries an interest rate of 8% per annum and both the principal and the interest are payable in full on or before March 31, 2006. The note is convertible in full at the option of the holder at any time into shares of the Company's common stock at $0.28 per share in principal and accrued interest and it is attached with a warrant to purchase up to 357,143 shares of the Company's stock at an exercise price of $0.38 per share. The warrant is exercisable any time through and including March 31, 2006. The Company bears 10% of selling cost. Based on the above terms and in accordance with EITF 00-27, (i) the Company determined the fair value of the warrant attached to the promissory note at $103,571 by using Black-Scholes model, and (ii) the Company used the relative fair value method and allocated the fair value of $51,000 to the warrants issued and recognized the beneficial conversion feature of $49,000. Consequently, the entire convertible note of $100,000 had a discounts of $100,000. As of December 31, 2004, $11,265 of the discount related to warrants and $10,824 of discount related to beneficial conversion feature have been amortized.

During the last quarter of 2004, the Company sold a total of 5.7 units of convertible promissory note under the above terms to the same Hong Kong investor and obtained total gross proceeds of $160,000. These notes are attached with warrants to purchase up to 76,699 shares of the Company's common stock at an exercise price of $0.38. Based on the above offering terms and in accordance with EITF 00-27, (i) the Company determined the fair value of warrants attached to the promissory note at $76,699; (ii) the Company used the relative fair value method, the Company allocated the fair value of $49,912 to the warrants issued; and (iii) the Company recognized benefit conversion feature of $28,046. As of December 31, 2004, $5,575 of discount related to warrants and $4,162 of discount related to beneficial conversion feature have been amortized.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 9 - INCOME TAXES

The income (loss) generated in the United States and China before income taxes in 2003 and 2004, respectively, was as follows:

	Years Ended December 31,
	2003	2004

Loss in U.S. before income taxes	$(505,257)	$(2,799,729)
Income in China before income taxes	1,915,816	1,983,861

	$1,410,559	$(815,868)

The income tax provision was as follows:

	Years Ended December 31,
	2003	2004

Current
Domestic:
Federal	$-	$-
State	800	800
Foreign:
China	650,749	673,862

	$651,549	$674,662

Fuhua is subject to taxation under the laws of the PRC based on a tax rate of 33% (30% for the central government and 3% for the local government). Income tax expense in Fuhua consists primarily of statutory central and local income taxes of the PRC based on a pretax income $1,971,968 and $2,042,007 (which excluded employee welfare and bonus expense of $56,152 and $58,146) for the years ended December 31, 2003 and 2004. Intra-Asia is subject to the federal and state tax laws of the United States of America.

Fuhua declared dividends of approximately $1,208,167 and $0 to both U.S and Chinese investors under the laws of the PRC in 2003 and 2004 based on their respective equity interest. Fuhua paid dividends of approximately $289,965 and $0 to Neo-Luck in 2003 and 2004, respectively. The Company used proceeds of dividends received of $1,249,000 and $0 to repay a portion of stockholder loan payable to Weicheng in 2003 and 2004.

For income tax purposes, the dividends received were taxable income when they were in fact received by Intra-Asia in terms of U.S. tax law. The dividend received by Intra-Asia in 2003 and 2004 after netting against the operating loss incurred by Intra-Asia in 2002 was not subject to a federal income tax under the federal income tax law. Intra-Asia recognized the minimum California income tax of $800 for the years ended December 31, 2003 and 2004, respectively, based on California income tax laws.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 9 - INCOME TAXES (Continued)

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Years Ended December 31,
	2003	2004

Federal statutory rate	34.0%	(34.0)%
State taxes, net of federal benefit	5.8	(5.8)
Foreign income tax rate impact	(6.8)	33.0%
Permanent difference	8.5	72.2
Other	-	4.0
Change in valuation allowance	4.7	13.2

Effective income tax rate	46.2%	82.6%

At December 31, 2004, Intra-Asia had net operating loss carryforwards of approximately $1.7 million for federal income tax purpose and approximately $490,000 for state income tax purposes. For federal income tax purposes, the net operating loss will expire at various periods through 2024.

Net deferred tax assets consist of the following:

	December 31,
	2003	2004

Net operating loss carryforward	$595,000	$703,000

	595,000	703,000
Valuation allowance	(595,000)	703,000

Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those net operating losses become deductible. Based upon the business nature of the U.S. operations at December 31, 2003 and 2004, management has concluded that it is uncertain whether Intra-Asia will realize the benefits of these deferred tax assets. Consequently, the Company has provided a full valuation allowance against the gross deferred tax assets.

NOTE 10 - COMMITMENTS

Fuhua has a long-term lease agreement with Neo-Luck for the parcel of land upon which the park is built. Pursuant to the lease agreement as amended, with Neo-Luck Group, Fuhua leased a total of 235,860 square meters and Neo-Luck Group is obligated to lease the land during Fuhua's operating period from October 31, 1992 to October 31, 2015, with an option to extend the lease to 2032. The lease agreement was amended on October 31, 2000 to allow for an increase of lease payments. Beginning October 31, 2005, and continuing every fifth-year thereafter for the remainder of the lease term, lease payments will increase by 5%.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 10 - COMMITMENTS (Continued)

On October 1, 2004, Fuhua revised its long-term land lease agreement with Neo-Luck for the reduced 67,300 square meters of a parcel of adjacent land on which the land usage right was given back to Neo-Luck. As amended, the new land usage fees will be RMB3.5 million per annum effective October 1, 2004.

Future minimum payments required under the amended land lease that has a remaining lease term in excess of one year at December 31, 2004 are as follows:

December 31,	Amount

2005	$451,580
2006	457,745
2007	457,745
2008	457,745
2009	457,745
Thereafter	2,894,113

$5,248,673

Intra-Asia is renting an office in the U.S. on a month-by-month basis and the total rental expense for the years ended December 31, 2003 and 2004 was $50,400 and $18,000, respectively.

NOTE 11 - PROMISSORY NOTE PAYABLE TO VALUERICH, INC.

In connection with the acquisition transaction with Glo-Tech, the Company issued on December 19, 2003 a promissory note of $250,000 payable to ValueRich, Inc. which matures on March 1, 2004 without bearing interest and collateral involved. This note was issued for the consulting services rendered by ValueRich for consummating the Agreement and Plan of Reorganization. Consequently, the Company recorded deferred transaction cost of $250,000 and note payable of $250,000 as of December 31, 2003. In May 2004, the Company wired $150,000 to an escrow account pursuant to an escrow agreement among all relevant parties to resolve the undisclosed liabilities on Glo-Tech's book and in June 2004, the Company paid $100,000 directly to ValueRich. The payment of this promissory note was expensed in 2004.

NOTE 12 - EQUITY TRANSACTIONS

On August 2, 2004 the Company granted a warrant to purchase 1.6 million shares of common stock with an exercise price of $0.35 per share to each of CCC Interests Limited and J Stephen & Company, Inc., for their finder fees to find Glo-Tech as a target for reverse merger. Based on the trading price on the granting date and exercise price of $0.35 per share, the Company used Black-Scholes option pricing model to determine the fair value of warrants to purchase these 3.2 million shares of the Company's common stock at $1,092,800. The fair value of $1,092,800 was included in general and administrative expenses for the year ended December 31, 2004.

Glo-Tech issued Class A warrants to purchase 37,253 shares of common stock at $6.71 per share and Class B warrants to purchase 37,253 shares of common stock at $13.42 per share in April 2000. Both Class A and B warrants were outstanding as of September 30, 2004 and have contractual lives of five years, expiring in April 2005.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 12 - EQUITY TRANSACTIONS (Continued)

As of December 31, 2004, the Company had outstanding warrants of 4,349,478 with average exercise price of $0.52 per share.

Warrant activities in 2003 and 2004 are summarized as follows:

		Average
	Warrants	Exercise
	Outstanding	Price

Warrants outstanding at January 1, 2003	74,506	$10.07

Warrants granted in 2003	209,300	0.90
Exercised	-	-
Canceled	-	-

Balance at December 31, 2003	283,806	3.31

Warrants granted in 2004	4,203,572	0.36
Impact of repricing warrants of 209,300 from $0.90 to $0.38	-	(0.52)
Exercised	-	-
Canceled	(137,900)	(0.38)

Balance at December 31, 2004	4,349,478	$0.52

Information relating to stock warrants at December 31, 2004, summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price

Warrants
$0.35-$0.50	4,274,972	45.42	$0.36	4,274,972	$0.36
$0.51-$13.42	74,506	3.95	$10.07	74,506	$10.07

Grand total	4,349,478	49.37	$0.52	4,349,478	$0.52

NOTE 13 - CONTINGENCY

On July 29, 2004, WestPark Capital, Inc. (an investment bank hired by the Company to raise capital through filing a Registration Statement S-1 in 2002) filed a complaint in the Los Angeles Superior Court against us for breach of contract and related causes of action. In the complaint, WestPark alleges that Intra-Asia hired WestPark to serve as managing underwriter for an initial public offering, and then failed to pay WestPark $128,884.76 in expenses incurred under contract. The Company denies this liability and has filed a counter-claim, alleging that WestPark breached the contract and fraudulently misrepresented its ability to serve as managing underwriter. The Company intends to defend the action against us and prosecute our claims against WestPark, but cannot predict the outcome of this litigation. At December 31, 2004, the Company has not recorded any accrued liability because of uncertainty.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 14 - SUBSEQUENT EVENTS

On February 22, 2005, the entire $580,000 (29 units) of convertible notes issued to Taiwan investors in 2003 were converted into 1,241,000 shares of the Company common stock issued, of which 1,160,000 shares were converted from the principal, and 81,000 shares were converted from the accrued interest on these notes.

On January 29, 2005, Fuhua hosted a grand opening ceremony for the indoor water plaza. The indoor water plaza started operations on February 6, 2005.

