Form 10QSB
period 2005-03-31
INTRA ASIA ENTERTAINMENT CORP
filed 2005-05-16
CIK 1081206

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
OR
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

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 4, 2005: 63,037,018

Transitional Small Business Disclosure Format (Check One): YES NO _X__

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2005
ASSETS

Current assets:
Cash	$836,222	$1,084,315
Other receivables	458,445	395,578
Inventories	264,390	293,328

Total current assets	1,559,057	1,773,221

Deferred loan commission	60,084	29,288

Property and equipment, net	40,832,051	42,088,585

Total assets	$42,451,192	$43,891,094

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term bank loans	$212,366	$212,366
Long-term bank loans - current portion	3,331,408	3,331,408
Accounts payable	533,733	651,458
Accrued liabilities	656,314	699,027
Deferred revenue -- membership dues	863,408	849,673
Employee bonus and welfare fund	136,757	136,757
Convertible notes - current	66,777	301,393
Due to related party	2,230,411	3,677,503

Total current liabilities	8,031,174	9,859,585

Long-term bank loans, less current portion	10,723,471	10,723,471
Convertible notes -- long term	661,210	-
Stockholder's loan -- long term	1,316,892	1,314,349

Total liabilities	20,732,747	21,897,405

Commitments and contingencies

Minority interest	3,339,402	3,323,752

Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized and 61,782,218, 63,023,218 shares issued and outstanding	61,782	63,023
Additional paid-in capital	20,028,401	20,733,608
Retained earnings	2,481,307	2,065,753
Accumulated other comprehensive loss -- translation adjustments	(4,192,447)	(4,192,447)

Total stockholder's equity	18,379,043	18,669,937

Total liabilities and stockholders' equity	$42,451,192	$43,891,094

See accompanying notes to consolidated financial statements.
F-1

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2004		2005
Revenues:
Amusement park admissions	$878,414		$945,394
Amusement park food, merchandise and other	236,939		1,246,758

Total revenues	1,115,353		2,192,152

Operating costs and expenses:
Operating expenses	307,442		613,988
General and administrative	673,095		477,921
Cost of products sold	73,577		502,524
Depreciation and amortization	461,407		654,798

Total operating costs and expenses	1,515,521		2,249,231

Loss from operations	(400,168)		(57,079)

Interest expense	(423,311)		(374,900)
Other income (expense), net	-		129

Loss before income taxes	(823,479)		(431,850)

Income taxes	-		-

Loss before minority interest	(823,479)		(431,850)

Minority interest in Fuhua	(20,161)		(16,296)

Net loss	$(803,318	) $	(415,554)

Weighted average common shares outstanding -- basic	56,000,000		62,292,407

Earnings per share -- basic	$(0.01	) $	(0.01)

Weighted average common shares outstanding -- diluted	56,000,000		62,292,407

Earnings per share - diluted	$(0.01	) $	(0.01)

Comprehensive loss:
Net loss	$(803,318	) $	(415,554)
Translation adjustments	(53)		-

Comprehensive loss	$(803,371	) $	(415,554)

See accompanying notes to consolidated financial statements.
F-2

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2004		2005
Cash flows from operating activities:
Net income (loss)	$(803,318	) $	(415,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	(20,161)		(16,296)
Depreciation	461,407		654,798
Amortization of debt issuance cost	250,000		-
Amortization of discounts to convertible notes	27,671		70,649
Warrants issued as consulting expenses	120,980		-
Changes in assets and liabilities:
Other receivables	(201,475)		62,867
Inventories	(192,314)		(28,938)
Accounts payable	(26,261)		143,621
Accrued liabilities	(28,092)		84,187
Deferred revenue	-		(13,735)
Deferred loan commission	-		30,796

Net cash provided by operating activities	(411,563)		572,395

Cash flows from investing activities:
Related party receivable	3,430,598		-
Purchase of property and equipment and construction in progress	(1,048,549)		(1,907,675)

Net cash used in investing activities	2,382,049		(1,907,675)

Cash flows from financing activities:
Proceeds from issuing convertible notes	361,000		138,180
Proceeds from bank loans	(2,416,432)		-
Repayment of stockholder's loan	-		(2,543)
Due to related party	101,322		1,447,092

Net cash provided by financing activities	(1,954,110)		1,582,729

Effect of changes in exchange rate on cash	408		644

Net increase in cash	16,784		248,093

Cash, beginning of period	1,073,612		836,222

Cash, end of period	$1,090,396		$1,084,315

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$283,342		$223,178
Income taxes	-		-

See accompanying notes to consolidated financial statements.
F-3

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

F-4

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Debt Issuance Costs

The Company accounts for issuance costs incurred in the private placements as deferred expense and amortizes it over the economic life of these convertible notes. In accordance with APB No. 14, the Company accounts for the fair value of warrants and beneficial conversion feature resulting from issuing convertible notes as discount to these convertible notes and amortizes the discount over the economic life of these convertible notes.

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

NOTE 2 -- PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	March 31,
	2004	2005

Buildings	$19,323,918	$35,815,903
Land and buildings improvement	4,111,396	4,111,396
Rides and attractions	14,743,472	14,752,316
Vehicles	17,368	17,368
Other equipment	524,054	572,560
Construction in progress	16,722,500	2,134,502

	55,492,708	57,404,045
Accumulated depreciation	(14,660,657)	(15,315,460)

	$40,832,051	$42,088,585

F-5

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005

NOTE 3 -- EQUITY TRANSACTIONS

On February 3, 2005, the Company's Chief Executive Officer assumed a liability of $26,870 owed to a former auditor of GloTech Industries, Inc. (predecessor to Intra-Asia Entertainment Corporation, a Nevada corporation). As a result, the Company reclassified the $26,870 liability into additional paid-in capital.

On February 22, 2005, $580,000 (29 units) of convertible promissory notes and $40,500 of accrued interest were converted into 1,241,200 shares of the Company's common stock, per the request of the note holders, at the conversion price of $0.50 per share.

As of March 31, 2005, the Company had outstanding warrants of 4,842,977 with an average exercise price of $0.51 per share.

NOTE 4 -- RELATED PARTY TRANSACTIONS

The Company had certain transactions with its partner, Weifang Neo-Luck (Group) Corporation and its subsidiaries during the three months ended March 31, 2004 and 2005, summarized as follows:

The Company paid income taxes of $0 to Neo-Luck during the three months ended March 31, 2004 and 2005. The Company paid employee fringe benefits of $82,224 to Neo-Luck during the three months ended March 31, 2004. Beginning January 1, 2004, the Company paid its employee fringe benefits directly to government agencies. In addition, the Company paid staff education fees and union fees of $1,194 and $0 in the three months ended March 31, 2004 and 2005, respectively.

During the first three months of year 2005, the Company borrowed additional RMB 11.98 million from Neo-Luck with an equivalent of approximately $ 1.45 million without bearing any interest. Therefore, the outstanding payable to Neo-Luck was RMB 30.44 million with an equivalent of approximately $ 3.68 million as of March 31, 2005.

In accordance with the terms of its lease of the land on which the amusement park is located, The Company paid land lease fees of RMB1,250,000 and RMB875,000 (equivalent to approximately $151,000 and $106,000) in the three months ended March 31, 2004 and 2005, respectively.

Fuhua Hotel, which is a subsidiary of Neo-Luck, provided the Company with heat and air conditioning service in exchange for fees of $30,204 and $167,972 in the three months ended March 31, 2004 and 2005, respectively.

In the United States, the Company's majority shareholder, Weicheng International Inc., advanced $101,322 and $967 during the three months ended March 31, 2004 and 2005, respectively. The Company made repayments of $0 and $3,510 in the three months ended March 31, 2004 and 2005, respectively.

In September 2004, Weicheng extended the maturity of a loan to the Company to September 30, 2006 on which an interest rate of 5% per annum was effective as of October 1, 2004. At March 31, 2005, the accrued interest payable was $31,822. The outstanding loan payable to Weicheng including interest was $1,346,171 at March 31, 2005.

F-6

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005

NOTE 5 -- CONVERTIBLE NOTES

Convertible Notes Issued in 2005

In the three months ended March 31, 2005, the Company sold a total of 4.9 units of convertible promissory notes to a Hong Kong investor and obtained gross proceeds of $138,180. These notes carry an interest rate of 8% per annum and the principal and the interest are payable in full on or before March 31, 2006. The notes are convertible in full at the option of the holder at any time into shares of the Company's common stock at $0.28 per share in principal and accrued interest and attached to the notes are warrants to purchase up to 493,499 shares of the Company's stock at an exercise price of $0.38 per share. These warrants are exercisable any time through and including March 31, 2006. The Company bears 10% of the selling cost. Based on the above terms and in accordance with EITF 00-27, firstly the Company estimated the fair value of the warrant attached to the promissory note at $50,616 by using Black-Scholes model; secondly, by using the relative fair value method, the Company allocated the fair value of $35,636 to the warrants issued; and thirdly, the Company recognized the beneficial conversion feature of $19,786. Consequently, the convertible notes of $138,180 had total discount of $55,422. As of March 31, 2005, the Company amortized $5,794 of the discount related to warrants and $2,673 of the discount related to the beneficial conversion feature.

On February 22, 2005, the Company converted $580,000 (29 units) of convertible promissory notes issued to Taiwan investors in 2004 into 1,241,200 shares of the Company's common stock, of which 1,160,000 shares were converted from the principal, and 81,000 shares were converted from the accrued interest on the convertible notes.

NOTE 6 -- CONTINGENT LIABILITY

On July 29, 2004, WestPark Capital, Inc. filed a complaint in the Los Angeles Superior Court against the Company for breach of contract and related causes of action. In the complaint, WestPark alleged that the Company hired WestPark to serve as managing underwriter for an initial public offering, and then failed to pay WestPark $128,884.76 in expenses incurred under contract. The Company denied this liability and filed a counter-claim, alleging that WestPark breached the contract and fraudulently misrepresented its ability to serve as managing underwriter. Effective April 13, 2005, the Company and Westpark agreed to dismiss the lawsuit and the counter-claim, neither party admitting liability to the other, and the agreement was entered for the purpose of avoiding the costs and expenses of continued legal proceedings. Consequently, the Company did not record any accrued liability related to this lawsuit as of March 31, 2005.

F-7

Item 2: Management's Discussion and Analysis or Plan of Operation.

The following discussion of financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-QSB for the three months ended March 31, 2005. This report contains certain forward-looking statements and future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "risk factors" contained in our Form 8-K/A filed with the Securities and Exchange Commission on November 15, 2004. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

General

We own 85% of Weifang Fuhua Amusement Park in the City of Weifang in China's eastern Shandong Province. The Park is strategically located near the center of the City of Weifang and is available to the city's approximately 8,000,000 residents and Shandong Province's approximately 90,000,000 residents. We hold our equity interest in the Park through Weifang Fuhua Amusement Park Co., Ltd., a Chinese joint venture organized in 1991. Weifang Neo-Luck (Group) Corporation (Neo-Luck), a Chinese corporation owned by the Weifang State Asset Administration Bureau, holds the remaining 15% interest.

Our business is seasonal. We generate a majority of our revenues in the second and third calendar quarters while we incur operating expenses throughout the year, particularly in the first and third calendar quarters. We have historically incurred a net loss for the first and fourth calendar quarters of each year.

We held the grand opening for our indoor water park on February 6, 2005. The Water Palace covers over 27,000 square meters (equivalent of approximately 291,000 square feet) and consists of a variety of attractions and service facilities including a gym, a massage center, restaurants, a lounge, an entertainment center and kiosk. The Water Palace replaced a smaller water park that operated only four months per year and is expected to increase the Park's total attendance and revenues against seasonality compared with prior years.

We classify our total expenses and costs into four general categories: operating expense, general and administrative expense, cost of products sold and related expenses, and depreciation and amortization. Operating expenses include expenses for the payroll of employees working on site at the Park, advertising, land usage fees, repair and maintenance, insurance, landscaping, employee fringe benefits, heating and air conditioning, utilities and other expenses directly related to operations. General and administrative expenses include management payroll, property taxes, employee fringe benefits, office supplies, travel and lodging, professional expenses and other expenses related to management. Cost of products sold includes costs of merchandise and food sold at the Park. Our expenses are relatively fixed. Costs for full time employees, maintenance, utilities, insurance and advertising do not vary significantly with attendance, thereby providing us with a significant degree of leverage as attendance increases.

1.

We believe there are significant opportunities to acquire additional amusement parks in China and other cities in Asia with the idea of converting them into theme parks. We have held discussions but have not achieved any agreement or understanding with regard to any specific acquisition or merger. Our strategy is to combine an understanding of the interests of Chinese consumers with Western amusement and theme park management experience to make the Park a profitable amusement park. In the future, we will seek to increase attendance, per capita spending and revenues by:

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

Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We adopted SFAS No. 144 on January 1, 2002. There was no impairment of long-lived assets in the three months ended March 31, 2005.

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

2.

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

Income from operations at the Park is subject to the tax laws of the People's Republic of China, which imposes a 33% income tax. Since our inception, we have filed our tax returns with Neo-Luck under an informal tax-sharing arrangement whereby we computed our income tax separately and remitted tax payments directly to Neo-Luck. In 1999, we entered into a formal tax-sharing agreement with Neo-Luck, pursuant to which Neo-Luck will indemnify us for disputes over our tax filing position.

For United States income tax purposes, we have not accounted for taxes on undistributed earnings. It was not practicable to estimate the amount of additional tax that might be payable on foreign earnings if they were remitted as dividends, were loaned to us, or if we should sell our stock in Weifang Fuhua Amusement Park Co., Ltd. However, we believe that United States foreign tax credits and any net operating loss carry-forward available to us would substantially eliminate any detrimental tax effects.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004.

Revenue

Total revenues for the three months ended March 31, 2005 increased by approximately $1,077,000, or 97%, to approximately $2,192,000, compared to approximately $1,115,000 for the same period of the prior year. Of the $2,192,000 in total revenues, admission revenues increased by approximately $67,000 to approximately $945,000, compared to approximately $878,000 for the same period of the prior year. We attributed the increase primarily to greater attendance at the Park, which we believed was due to the opening of the Water Place in February 2005, discounts offered to tourists from cities outside Weifang and high school and college students in Weifang city, and discounts offered to tourists from enterprises and governmental entities. The revenue derived from amusement park food, merchandise and other increased by approximately $1,010,000, or 426%, to approximately $1,247,000, compared to approximately $237,000 for the same period of the prior year. Of the $1,247,000 in revenue, food services generated approximately $775,000, representing an increase of approximately $688,000, or 790%, compared to approximately $87,000 generated by food services in the same period of the prior year. The seafood restaurant, which reopened in March 2004 after a remodeling, an upgrade and enlargement to over 2.6 times its previous operating space and is now among the most exclusive restaurants in the City of Weifang, accounted for approximately $440,000 of the increase, while the Hotpot restaurant and KTV Bar, which opened in December 2004, accounted for approximately $217,000 of the increase. Games and merchandise generated revenues of $122,000 and $15,000, respectively.

The new Water Palace generated $275,000 in net revenues during the three months ended March 31, 2005, of which admissions revenues accounted for $172,000, food revenues accounted for $29,000, swimwear sales revenues accounted for $22,000, and merchandise and other revenues accounted for $52,000.

3.

Operating Expenses

Operating expenses for the three months ended March 31, 2005 increased by approximately $307,000, or 100%, to approximately $614,000, compared to approximately $307,000 for the same period of the prior year. The increase was primarily attributable to increased operating expenses at the Water Palace, where we incurred a $45,000 increase in advertising expenses, a $134,000 increase in utilities expenses, a $96,000 increase in employee salary expenses and $49,000 in increased repair expenses.

In addition, land usage fees decreased by approximately $45,000, to approximately $106,000, compared to land usage fees of approximately $151,000 in the same period of the prior year, as a result of 67,300 square meters (equivalent of approximately 724,000 square feet) of reduced land usage. The decrease incurred in land usage fees was offset by increased payroll and utility expenses at the Water Palace.

General and Administrative Expenses

The general and administrative expenses for the three months ended March 31, 2005 decreased by approximately $195,000, or 29%, to approximately $478,000, compared to approximately $673,000 for the same period of the prior year. The decrease was primarily attributable to a decrease in accounting and consulting fees, which accounted for $430,000 in expenses in the three months ended March 31, 2004 related to our reorganization and recapitalization with GloTech Industries, Inc. In addition, we incurred no travel expenses in the three months ended March 31, 2005, compared to $54,000 in travel expenses in the three months ended March 31, 2004 related to a private placement financing.

Cost of Products

The cost of products sold for the three months ended March 31, 2005 increased by approximately $429,000, or 583%, to approximately $502,000, compared to $73,000 for the same period of the prior year. Of the $429,000 increase, approximately $229,000 was attributed to the increase in cost of food sold in the newly-remodeled seafood restaurant, and approximately $79,000 we attributed to the increase in Water Palace-related merchandise, food costs and swimwear expenses. The remaining increase we attributed to approximately $109,000 in costs related to the Hotpot restaurant and KTV bar, which we did not incur in the same period of the prior year.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2005 increased by approximately $194,000, or 42%, to approximately $655,000, compared to approximately $461,000 for the same period of the prior year. The increase was primarily due to depreciation related to the newly-remodeled seafood restaurant and the Water Palace, improvements to rides and sound equipment, and the digital screen and movable roof added to the motion film cinema.

Operating Income (Loss)

Operating loss for the three months ended March 31, 2005 decreased by approximately $343,000, or 86%, to approximately $57,000, compared to approximately $400,000 for the same period of the prior year. The decrease was due to the increase in revenue from the Water Palace and newly-remodeled seafood restaurant and the decrease in reorganization-related expenses. Revenues and operating expenses increased by approximately $1,077,000 and $733,000, respectively. We believe that the operating loss will continue to decrease as reorganization and recapitalization transaction costs will likely not recur in the next several years and the Water Palace will generate more revenues in the upcoming summer months.

4.

Interest Expenses

Interest expenses for the three months ended March 31, 2005 decreased by approximately $48,000, to approximately $375,000, compared to approximately $423,000 for the same period of the prior year. The decrease was due primarily to a decrease in the outstanding principal amount of our loans. As a percentage of total revenue, interest expenses accounted for 17% for the three months ended March 31, 2005, compared to 38% for the same period of the prior year. The interest expense related to stockholder loans was approximately $16,000, compared to approximately $45,000 for the same period of the prior year. In addition, we recorded non-cash interest expenses of approximately $134,000 related to certain warrants issued and amortization of beneficial conversion feature in the three months ended March 31, 2005.

Net Income

We recorded a net loss of approximately $416,000 for the three months ended March 31, 2005, an approximately $388,000, or 48%, decrease in net loss compared to a net loss of approximately $803,000 for the same period of the prior year. As a percentage of total revenue, net loss for the three months ended March 31, 2005 accounted for approximately 19%, while net loss for the same period of the prior year accounted for 72%. The decrease in net loss was primarily attributable to the increase in revenues from the Water Palace and seafood restaurant during the three months ended March 31, 2005, and the decrease in reorganization transaction costs incurred during the three months ended March 31, 2004.

As discussed above in the operating income section, we do not expect to enter into additional reorganization transactions in the foreseeable future and we therefore expect to limit our transaction costs to the level necessary to allow us to conduct capital raising transactions, as we plan to concentrate our efforts and capital resources on our core business. In addition, we have maintained a stable and profitable business at the Park over recent years and we expect to generate net income in the near future.

Earnings (Loss) Per Share

The loss per share for the three months ended March 31, 2005 was $0.01, compared to loss per share of $0.01 in the same period of the prior year. While our net loss decreased, there were approximately 62,023,000 shares outstanding at March 31, 2005, compared to 56,000,000 shares outstanding at March 31, 2004, as a result of our reverse merger with Glo-Tech Industries, Inc. and shares issued in a private placement transaction.

Liquidity and Capital Resources

As of March 31, 2005, we had cash of approximately $1,084,000, compared to cash of approximately $1,090,000 as of March 31, 2004. We had a negative working capital of $8,086,000 at March 31, 2005, compared to a negative working capital of $1,903,000 at March 31, 2004. We had outstanding bank loans of $14,267,000 at March 31, 2005, compared to $11,853,000 in outstanding bank loans at March 31, 2004. We believe that we have adequate economic wherewithal to pay off our bank loans in the future and adequate cash flow to maintain our daily operations in China and in the U.S. We are preparing to negotiate with our banks to restructure our current loan arrangements.

Net cash provided by operating activities increased by $984,000, or 239%, to cash inflow of approximately $572,000 for the three months ended March 31, 2005, compared to cash outflow of approximately $412,000 for the same period of the prior year. We believe that the net increase was due primarily to the increase in revenues from the Water Palace and the seafood restaurant and the decrease in reorganization expenses. Looking at operating assets and liabilities by comparing the same categories of cash flow items in the same period of the prior year:

5.

--	other receivables decreased by $264,000 (positive cash flow),
--	inventories decreased by approximately $163,000 (positive cash flow),
--	accounts payable increased by $170,000 (positive cash flow),
--	accrued liabilities increased by $112,000 (positive cash flow),
--	deferred loan commission increased by $31,000 (positive cash flow), and
--	deferred revenue decreased by $14,000 (negative cash flow).

The net increase in cash flow in operating assets and liabilities was approximately $726,000. Therefore, in connection with the changes in non-cash activities, the total net increase in cash flow was approximately $984,000.

Net cash used in investing activities increased by approximately $4,290,000, or 180%, to approximately $1,908,000 for the three months ended March 31, 2005, compared to net cash used in investing activities of approximately $2,382,000 for the same period of the prior year. The increase is attributable to approximately $3,431,000 in related party receivables received from Neo-Luck, in the first quarter in 2004, which significantly increased cash flow, and approximately $1,908,000 in disbursements made in connection with the completion of the Water Palace during the three months ended March 31, 2005, compared to approximately $1,049,000 for the same period of the prior year.

Net cash provided by financing activities increased by approximately $3,537,000, or 181%, to approximately $1,583,000 for the three months ended March 31, 2005, compared to net cash used for financing activities of approximately $1,954,000 for the same period of the prior year. The increase was mainly due to the $1,346,000 increase in proceeds from the related party during the three months ended March 31, 2005 and the $2,416,000 decrease in repayment of bank loans during the three months ended March 31, 2004. In addition, the proceeds from issuing convertible notes caused a decrease in cash flow-in of $223,000.

We have invested approximately $21 million in the construction of the Water Palace since 2003 and it is believed to be the largest indoor water attraction ever built in China. The actual cost of constructing the Water Palace significantly exceeded our estimates, which we attribute to the increase in steel usage, the increase in construction material costs, the changes and improvements to the architectural design made after construction commenced, and the capitalized interest expenses related to the increase in outstanding bank loans incurred as a result of the extended construction period.

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

Digital television is gradually replacing the traditional analog television as part of the rapid development of the digital television industry world-wide and we believe that digital television is going to be the main television transmitting method in China in the future. We are working with other subsidiaries of Neo-Luck to develop a digital television business through technology upgrades and innovation and joint investment with other strategic investors.

6.

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

We believe that our current cash balance and cash flows from operations are sufficient to meet present operations for the next three quarters. In order to increase capital expenditures during the next calendar year, we need to obtain new funds to expand our operations and achieve our growth plans. Our future growth plans require significant increases in spending on new business segments when compared to our historical expenditures. We plan to utilize a combination of internally-generated cash from operations with potential debt and/or equity financings to fund our long-term growth over a period of two to five years. The availability of future financings will depend on market conditions. There is no assurance that future funding will be available.

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require us to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For small business filers, this Statement is effective beginning January 1, 2006.

Item 3: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

        Based on the evaluation of our Chief Executive Officer and Chief Financial Officer of our internal controls and procedures as of March 31, 2005, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15(e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no changes to our internal controls or in other factors that could significantly affect these controls as of March 31, 2005.

7.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

On July 29, 2004, WestPark Capital, Inc. filed a complaint in the Los Angeles Superior Court against us for breach of contract and related causes of action. In the complaint, WestPark alleged that we hired WestPark to serve as managing underwriter for an initial public offering, and then failed to pay WestPark $128,884.76 in expenses incurred under contract. We denied this liability and filed a counter-claim alleging that WestPark breached the contract and fraudulently misrepresented its ability to serve as managing underwriter. On April 13, 2005, we and WestPark entered an agreement dismissing the entire action with prejudice, neither party admitting liability to the other.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2005 and February 2, 2005, we issued $88,180 and $50,000, respectively, in Convertible Promissory Notes to Top Loyal Development, Ltd. The notes carry an interest rate of 8% per annum and the principal and interest are payable in full on or before March 31, 2006. The notes are convertible in full at the option of the holder at any time into shares of our common stock at $0.28 per share in principal and accrued interest. Attached to the notes are Class A Common Stock Purchase Warrants to purchase up to 493,499 shares of our common stock at an exercise price of $0.38 per share. These warrants are exercisable at any time through and including March 31, 2006. No broker was involved and no discounts or commissions were paid in connection with these transactions. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemptions provided by Sections 3(b) and 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits filed with this report are attached hereto.

8.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-ASIA ENTERTAINMENT CORPORATION

DATE: May 16, 2005	/s/ Joseph Visconti
Chief Executive Officer

DATE: May 16, 2005	/s/ Duo Wang Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Joseph Visconti for the Form 10-QSB for the quarter ended March 31, 2005.

31.2	Rule 13a-14(a) Certification of Duo Wang for the Form 10-QSB for the quarter ended March 31, 2005.

32.1

Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Joseph Visconti and Duo Wang for the Form 10-QSB for the quarter ended March 31, 2005.