Form 10QSB
period 2005-06-30
INTRA ASIA ENTERTAINMENT CORP
filed 2005-08-22
CIK 1081206

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR
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

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 11, 2005: 64,037,018

Transitional Small Business Disclosure Format (Check One): YES NO X

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

INDEX

Page No.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Item 2	Management's Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2005

ASSETS

Current assets:
Cash	$836,222	$1,344,122
Other receivables	458,445	581,924
Inventories	264,390	291,417

Total current assets	1,559,057	2,217,463

Deferred loan commission	60,084	29,748

Property and equipment, net	40,832,051	41,522,062

Total assets	$42,451,192	$43,769,273

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term bank loans	$212,366	$212,366
Long-term bank loans - current portion	3,331,408	2,812,131
Accounts payable	533,733	738,236
Accrued liabilities	656,314	829,488
Deferred revenue -- membership dues	863,408	880,781
Employee bonus and welfare fund	136,757	136,757
Convertible notes -- current	66,777	388,328
Due to related party	2,230,411	-

Total current liabilities	8,031,174	5,998,087

Long-term bank loans, less current portion	10,723,471	11,242,748

Due to related party	-	1,782,862

Convertible notes -- long term	661,210	-

Stockholder's loan -- long term	1,316,892	1,311,731

Total liabilities	20,732,747	20,335,428

Commitments and contingencies

Minority interest	3,339,402	3,513,845

Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized and 61,782,218, 64,037,018 shares issued and outstanding	61,782	64,037
Additional paid-in capital	20,028,401	21,191,816
Retained earnings	2,481,307	2,856,594
Accumulated other comprehensive loss -- translation adjustments	(4,192,447)	(4,192,447)

Total stockholder's equity	18,379,043	19,920,000

Total liabilities and stockholders' equity	$42,451,192	$43,769,273

See accompanying notes to consolidated financial statements.

3.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three Months Ended June 30		Six Months Ended June 30,
	2004	2005	2004		2005
			(Unaudited)		(Unaudited)
Revenues:
Amusement park admissions	$2,817,091	3,648,339	$3,695,371		$4,593,734
Amusement park food, merchandise and other	667,577	1,423,301	904,650		2,670,059

Total revenues	3,484,668	5,071,640	4,600,021		7,263,793

Operating costs and expenses:
Operating expenses	788,266	1,122,202	1,095,708		1,736,190
General and administrative	377,964	442,786	1,051,059		920,707
Cost of products sold	496,102	802,263	569,679		1,304,787
Depreciation and amortization	652,067	793,653	1,113,474		1,448,451

Total operating costs and expenses	2,314,399	3,160,904	3,829,920		5,410,135

Income from operations	1,170,269	1,910,736	770,101		1,853,658

Interest expense	(624,069)	(357,940)	(1,047,380)		(732,840)
Other income (expense), net	-	(885)	-		(756)

Income before income taxes	546,200	1,551,911	(277,279)		1,120,062

Income taxes	309,231	570,977	309,231		570,977

Income (loss) before minority interest	236,969	980,934	(586,510)		549,085

Minority interest in Fuhua	114,336	190,093	94,175		173,797

Net income (loss)	$122,633	790,841	$(680,685	) $	375,288

Weighted average common shares outstanding -- basic	56,321,319	63,109,855	56,160,659		62,703,389

Earnings (loss) per share -- basic	$0.00	0.01	$(0.01	) $	0.01

Weighted average common shares outstanding -- diluted	56,545,361	65,460,636	56,160,659		64,818,869

Earnings (loss) per share -- diluted	$0.00	0.01	$(0.01	) $	0.01

Comprehensive income:
Net income (loss)	$122,633	790,841	$(680,685	) $	375,288
Translation adjustments	284	-	231		-

Comprehensive income (loss)	$122,917	790,841	$(680,454	) $	375,288

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	Six Months Ended June 30,
	2004		2005
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(680,685	) $	375,287
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	94,175		173,797
Donation received at Fuhua and attributed to minority interest			645
Depreciation and amortization	1,113,474		1,448,451
Amortization of deferred offering cost	-		127,155
Stock compensation			80,000
Beneficial conversion feature on convertible notes	349,910		-
Deemed interest expenses related to warrants	120,980		-
Changes in assets and liabilities:
Other receivables	(524,667)		(123,479)
Inventories	(93,278)		(27,027)
Deferred loan costs	(53,174)		30,336
Accounts payable	33,936		236,906
Deferred revenue	-		17,373
Accrued liabilities	416,242		221,448
Net cash provided by operating activities	776,913		2,560,892

Cash flows from investing activities:
Related party receivable	3,430,598		-
Purchase of property and equipment and construction in progress	(2,668,600)		(2,138,462)

Net cash used in investing activities	761,998		(2,138,462)

Cash flows from financing activities:
Proceeds from issuing convertible notes	941,000		238,180
Proceeds from issuing common shares			300,000
Repayment of convertible notes	(43,615)		-
Repayment of related party payable	-		(447,549)
Repayment of bank loans	(2,418,809)		-
Proceeds from stockholder's loan	52,400		-
Repayment of stockholder's loan	-		(5,161)

Net cash provided by (used in) financing activities	(1,469,024)		85,470

Effect of changes in exchange rate on cash	291		-

Net increase in cash	70,178		507,900

Cash, beginning of year	1,073,612		836,222

Cash, end of period	$1,143,790		$1,344,122

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$484,681		$491,942
Income taxes	680,000		527,308
	1,164,681		1,019,250

See accompanying notes to consolidated financial statements.

F-5

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Revenue Recognition

The Company recognizes revenue from the sale of admission tickets when the customers actually visit the park. The proceeds from admission tickets that are sold but not used are accounted for as deferred revenue.

The Company sells memberships for its indoor water park. The membership fees are for five types of membership: one year, three years, and three types of lifetime memberships. The Company recognizes the deferred revenue in accordance with the membership terms on a straight-line basis. Regarding the lifetime memberships, the Company believes that a period of ten years is expected to be the customer relationship for revenue recognition purposes, which it determined using the results of a survey of its membership holders..

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

F-6

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005

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

Deferred Offering Cost

The Company accounts for costs incurred in connection with its private placement offerings as deferred expenses and amortizes them over the economic life of these convertible notes. In accordance with APB No. 14, the Company accounts for the fair value of warrants and beneficial conversion feature resulting from issuing convertible notes as discount to these convertible notes and amortizes the discount over the economic life of these convertible notes. When not otherwise provided in the stock warrant, the Company determines the expected life of the warrant based on the maturity date of the accompanying convertible note.

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

NOTE 2 -- PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	June 30,
	2004	2005

Buildings	$19,323,918	$35,815,903
Land and buildings improvement	4,111,396	4,111,396
Rides and attractions	14,743,472	14,752,316
Vehicles	17,368	33,663
Other equipment	524,054	615,310
Construction in progress	16,722,500	2,302,588

	55,492,708	57,631,176
Accumulated depreciation	(14,660,657)	(16,109,114)

	$40,832,051	$41,522,062

F-7

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005

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

In February 2005, Fuhua received a donation of approximately $4,300, of which 15% was attributed to minority interest and 85% (approximately $3,656) was attributed to the Company.

In April 2005, a former shareholder of GloTech Industries, Inc repaid a liability of $2,585.50 owed to the Company's current counsel. As a result, the Company reclassified the $2,585.50 liability into additional paid-in capital.

On April 26, $6,800 of accrued interest resulting from $340,000 of convertible promissory notes was converted into 13,600 shares of the Company's common stock, per the request of the note holders, at the conversion price of $0.50 per share.

On June 23, 2005, the Company issued 1 million shares of its common stock at $0.30 per share and received proceeds of $300,000. On the date of the issuance, the market price of the Company's common stock was $0.38 per share. Accordingly, the Company recorded stock compensation of $80,000.

As of June 30, 2005, the Company had outstanding warrants of 5,125,614 with an average exercise price of $0.36 per share.

NOTE 4 -- RELATED PARTY TRANSACTIONS

The Company had certain transactions with its partner, Weifang Neo-Luck (Group) Corporation and its subsidiaries during the six months ended June 30, 2004 and 2005, summarized as follows:

The Company paid income taxes of $309,231 and $527,308 to Neo-Luck during the six months ended June 30, 2004 and 2005, respectively. The Company paid employee fringe benefits of $82,224 to Neo-Luck during the six months ended June 30, 2004. Beginning January 1, 2004, the Company paid its employee fringe benefits directly to government agencies. In addition, the Company paid staff education fees and union fees of $1,194 and $0 in the six months ended June 30, 2004 and 2005, respectively.

During the first six months of 2005, the Company borrowed from Neo-Luck an additional RMB11.98 million (equivalent to approximately $1.447 million) without interest. In the second quarter of 2005, the Company repaid to Neo-Luck RMB15.68 million (equivalent to approximately $1.894 million). Consequently, the net repayment during the six months ended June 30, 2005 was approximately $447,000. As of June 30, 2005 the outstanding payable to Neo-Luck was RMB14.76 (equivalent to approximately $1.783 million).

In accordance with the terms of its lease of the land on which the amusement park is located, the Company paid land lease fees of RMB2,500,000 and RMB1,750,000 (equivalent to approximately $302,000 and $212,000, respectively) in the six months ended June 30, 2004 and 2005, respectively.

F-8

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005

Fuhua Hotel, which is a subsidiary of Neo-Luck, provided the Company with heating and air conditioning service in exchange for fees of $60,400 and $308,802 in the six months ended June 30, 2004 and 2005, respectively.

In the United States, the Company's majority shareholder, Weicheng International Inc., advanced $52,400 and $0 during the six months ended June 30, 2004 and 2005, respectively. The Company made repayments of $0 and $5,161 in the six months ended June 30, 2004 and 2005, respectively.

In September 2004, Weicheng extended the maturity date of a loan to the Company to September 30, 2006, on which an interest rate of 5% per annum was effective as of October 1, 2004. At June 30, 2005, the accrued interest payable was $32,575. The outstanding loan payable to Weicheng including interest was $1,311,731 at June 30, 2005. None of the Company's current loans with Weicheng or its banks contain any restrictive covenants.

NOTE 5 -- CONVERTIBLE NOTES

In the six months ended June 30, 2005, the Company sold a total of 8.5 units of convertible promissory notes to a Hong Kong investor and obtained gross proceeds of $238,180. These notes carry an interest rate of 8% per annum and the principal and interest are payable in full on or before March 31, 2006. The notes are convertible in full at the option of the holder at any time into shares of the Company's common stock at $0.28 per share in principal and accrued interest and attached to the notes are warrants to purchase up to 850,642 shares of the Company's stock at an exercise price of $0.38 per share. These warrants are exercisable any time through and including March 31, 2006. The Company bears 10% of the selling cost. Based on the above terms and in accordance with EITF 00-27, firstly the Company estimated the fair value of the warrant attached to the promissory note at $100,616 by using Black-Scholes model; secondly, by using the relative fair value method, the Company allocated the fair value of $68,636 to the warrants issued; and thirdly, the Company recognized the beneficial conversion feature of $56,357. Consequently, the convertible notes of $238,180 had a total discount of $124,993. As of June 30, 2005, the Company amortized $14,825 of the discount related to warrants and $12,451 of the discount related to the beneficial conversion feature.

On February 22, 2005, the Company converted $580,000 (29 units) of convertible promissory notes issued to Taiwan investors in 2004 into 1,241,200 shares of the Company's common stock, of which 1,160,000 shares were converted from the outstanding principal, and 81,000 shares were converted from the accrued interest on the convertible notes.

Item 2: Management's Discussion and Analysis or Plan of Operation.

The following discussion of financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-QSB for the six months ended June 30, 2005. This report contains certain forward-looking statements and future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "risk factors" contained in our Form 8-K/A filed with the Securities and Exchange Commission on November 15, 2004. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

General

We own 85% of Weifang Fuhua Amusement Park in the City of Weifang in China's eastern Shandong Province. The Park is strategically located near the center of the City of Weifang and is available to the city's approximately 8,000,000 residents and Shandong Province's approximately 100,000,000 residents. We hold our equity interest in the Park through Weifang Fuhua Amusement Park Co., Ltd., a Chinese joint venture organized in 1991. Weifang Neo-Luck (Group) Corporation (Neo-Luck), a Chinese corporation owned by the Weifang State Asset Administration Bureau, holds the remaining 15% interest.

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

We believe there are significant opportunities to acquire additional amusement parks in China and other cities in Asia with the idea of converting them into theme parks. We have held discussions but have not achieved any agreement or understanding with regard to any specific acquisition or merger. Our strategy is to combine an understanding of the interests of Chinese consumers with Western amusement and theme park management experience to make the Park a profitable amusement park. In the future, we will seek to increase attendance, per capita spending and revenues by:

• expanding our completed indoor water park in hopes of decreasing seasonal fluctuations in attendance at the Park;
• enhancing the Park's dining facilities;
• enhancing the Park's merchandising outlets, games and product offerings; and
• expanding the Park's marketing campaign.

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

Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We adopted SFAS No. 144 on January 1, 2002. There was no impairment of long-lived assets in the six months ended June 30, 2005.

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

Results of Operations

Six months ended June 30, 2005 compared to six months ended June 30, 2004.

Revenue

Total revenues for the six months ended June 30, 2005 increased by approximately $2,664,000, or 58%, to approximately $7,264,000, compared to approximately $4,600,000 for the same period of the prior year. Of the $7,264,000 in total revenues, admission revenues increased by approximately $898,000 to approximately $4,594,000, compared to approximately $3,696,000 for the same period of the prior year. We attribute the increase in admission revenues to greater attendance at the Park, which we believe was due to the Water Palace which opened in February 2005 and Weifang International Kite Festival, May Holiday and summer season, the discounts offered to tourists groups from cities outside Weifang and high school and college students in Weifang city (10% for a group of 51 to 100 persons and 20% for a group of 101 or more), and the same discounts offered to tourists groups from enterprises and governmental entities. The revenue derived from amusement park food, merchandise and other increased by approximately $1,766,000, or 195%, to approximately $2,670,000, compared to approximately $905,000 for the same period of the prior year. Of the $2,670,000 in revenue, food services generated approximately $1,837,000, representing an increase of approximately $1,273,000, or 226%, compared to approximately $563,000 generated by food services and other services in the same period of the prior year. Furthermore, the seafood restaurant, which reopened in March 2004 after a remodeling, generated approximately $1,027,000, of the above $1,837,000, and accounted for approximately $514,000 of the increase, compared to approximately $513,000 for the same period of the prior year. Revenues from merchandise and other increased by $492,000, or 144%, to $833,000 compared to $341,000 for the same period of the prior year.

Of total revenues, the newly opened Water Palace generated $1,634,000 in net revenues during the six months ended June 30, 2005, of which admissions revenues accounted for $842,000, food revenues accounted for $320,000, swimwear sales revenues accounted for $208,000, merchandise revenues accounted for $104,000, and other revenues accounted for $160,000.

Operating Expenses

Operating expenses for the six months ended June 30, 2005 increased by approximately $640,000, or 58%, to approximately $1,736,000, compared to approximately $1,096,000 for the same period of the prior year. The increase was primarily attributable to increased operating expenses at the Water Palace, where we incurred an increase of approximately $135,000 in advertising expenses, an increase of approximately $327,000 in utilities and fuel expenses, an increase of approximately $91,000 in employee salary expenses, an increase of approximately $83,000 in leasing 4D movie film expenses, and an increase of approximately $95,000 in repair expenses.

In addition, land usage fees decreased by approximately $91,000, to approximately $211,000, compared to land usage fees of approximately $302,000 in the same period of the prior year, as a result of 67,300 square meters (equivalent of approximately 724,000 square feet) of reduced land usage fees. The decrease incurred in land usage fees was offset by increased payroll and utility expenses at the Water Palace.

General and Administrative Expenses

The general and administrative expenses for the six months ended June 30, 2005 decreased by approximately $130,000, or 12%, to approximately $921,000, compared to approximately $1,051,000 for the same period of the prior year. We incurred professional expenses of $140,000 in the six months ended June 30, 2005, compared to $470,000 in professional expenses in the six months ended June 30, 2004, most of which was related to our reorganization and recapitalization with Glo-Tech Industries, Inc. We incurred $90,000 in travel expenses and reimbursement expenses in the six months ended June 30, 2005, compared to $56,000 in travel expenses in the six months ended June 30, 2004. In the six months ended June 30, 2005, we recorded stock compensation of $80,000 related to our issuance in a private placement memorandum of 1,000,000 shares of our common stock at $0.08 per share below the then-current market price.

In addition, employee salary expenses increased approximately $54,000, and property taxes increased approximately $32,000, for the six months ended June 30, 2005, as compared to the same period of the prior year, which were offset by decreased reorganization and recapitalization expenses.

Cost of Products

The cost of products sold for the six months ended June 30, 2005 increased by approximately $735,000, or 129% to approximately $1,305,000, compared to $570,000 for the same period of the prior year. Of the $735,000 increase, approximately $131,000 we attributed to the increase in cost of food sold in the newly-remodeled seafood restaurant, and approximately $379,000 we attributed to the increase in Water Palace-related merchandise, food costs and swimwear costs. The remaining increase we attributed to approximately $225,000 in costs related to the Hotpot restaurant and KTV bar, which we did not incur in the same period of the prior year.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2005 increased by approximately $335,000, or 30%, to approximately $1,448,000, compared to approximately $1,113,000 for the same period of the prior year. The increase was primarily due to depreciation related to the newly-remodeled seafood restaurant and the Water Palace, improvements to rides and sound equipment, and the digital screen and movable roof added to the motion film cinema.

Operating Income (Loss)

Operating income for the six months ended June 30, 2005 increased by approximately $1,084,000, or 141%, to approximately $1,854,000, compared to approximately $770,000 for the same period of the prior year. The increase was due primarily to the increase in revenue from the Water Palace and newly-remodeled seafood restaurant and the decrease in reorganization-related expenses.

Interest Expenses

Interest expenses for the six months ended June 30, 2005 decreased by approximately $314,000, to approximately $733,000, compared to approximately $1,047,000 for the same period of the prior year. The decrease was due primarily to the approximately $307,000 decrease in non-cash interest expense, from approximately $530,000 to approximately $223,000, for the same period of the prior year. As a percentage of total revenue, interest expenses accounted for approximately 10% for the six months ended June 30, 2005, compared to 23% for the same period of the prior year. However, interest expenses related to stockholder loans decreased by approximately $8,000 to approximately $32,000, compared to approximately $40,000 for the same period of the prior year, due to a reduction in the interest rate granted by the stockholder.

Income Tax Provision

The income tax provision for the six months ended June 30, 2005 increased by approximately $262,000, or 85%, to approximately $571,000, compared to approximately $309,000 for the same period of the prior year. Because our main operations are located in China, the provision for income taxes was related mainly to the taxable income at the Fuhua level. The income tax provision at the Fuhua level was approximately $571,000 and $309,000 for the six months ended June 30, 2005 and June 30, 2004, respectively, representing an increase of approximately $262,000, or 85%. The increase in the provision for income taxes was consistent with the increase in income before tax provision at the Fuhua level.

Net Income

We recorded a net income of approximately $375,000 for the six months ended June 30, 2005, an approximately $1,056,000, or 155%, increase in net income compared to a net loss of approximately $681,000 for the same period of the prior year. The increase in net income was primarily attributable to the increase in revenues from the Water Palace and seafood restaurant during the six months ended June 30, 2005, and the decrease in reorganization transaction costs incurred during the six months ended June 30, 2004. As a percentage of total revenue, the net income for the six months ended June 30, 2005 was 5% of the total revenue while the net loss for the six months ended June 30, 2004 was 15% of the total revenue.

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

Earning (Loss) Per Share

The earnings per share for the six months ended June 30, 2005 was $0.01, compared to loss per share of $0.01 in the same period of the prior year, representing a swing of 200%. While our net income increased, there were approximately 62,703,389 weighted average shares outstanding at June 30, 2005 - as a result of our reverse merger with Glo-Tech Industries, Inc. in September 2004, shares issued through private placement transactions and conversion of convertible notes - compared to 56,160,659 weighted average shares outstanding at June 30, 2004.

Three months ended June 30, 2005 compared to three months ended June 30, 2004.

Revenue

Total revenues for the three months ended June 30, 2005 increased by approximately $1,587,000, or 46%, to approximately $5,072,000, compared to approximately $3,485,000 for the same period of the prior year. Of the $5,072,000 in total revenues, admission revenues increased by approximately $831,000 or 30% to approximately $3,648,000, compared to approximately $2,817,000 for the same period of the prior year. We believe the increase in admission revenue was due primarily to the newly opened Water Palace. The revenue derived from amusement park food, merchandise and other increased by approximately $755,000, or 113%, to approximately $1,423,000, compared to approximately $668,000 for the same period of the prior year. The increase was mainly due to the increased revenue generated from the Water Palace, seafood restaurant, Hotpot restaurant and KTV. Furthermore, of the $755,000 increase, the newly opened Water Palace generated approximately $630,000 in revenue during the three months ended June 30, 2005, while there was no such revenue source in the same period of the prior year.

Operating Expenses

Operating expenses for the three months ended June 30, 2005 increased by approximately $334,000, or 42%, to approximately $1,122,000, compared to approximately $788,000 for the same period of the prior year. The increase was primarily attributable to increased advertising, utilities and employee salary expenses at the Water Palace.

In addition, land usage fees decreased by approximately $45,000, to approximately $106,000, compared to land usage fees of approximately $151,000 in the same period of the prior year, which was offset by increased payroll and utility expenses at the Water Palace.

General and Administrative Expenses

The general and administrative expenses for the three months ended June 30, 2005 increased by approximately $65,000, or 17%, to approximately $443,000, compared to approximately $378,000 for the same period of the prior year. This increase was consistent with the general increase in attendance activity at the Park.

Cost of Products

The cost of products sold for the three months ended June 30, 2005 increased by approximately $306,000, or 62%, to approximately $802,000, compared to $496,000 for the same period of the prior year. We attributed the increase primarily to the increased revenue generated by the Water Palace, seafood restaurant, and Hotpot restaurant.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2005 increased by approximately $142,000, or 22%, to approximately $794,000, compared to approximately $652,000 for the same period of the prior year. The increase was primarily due to depreciation related to the newly-remodeled seafood restaurant and Water Palace, improvements to rides and sound equipment, and the digital screen and movable roof added to the motion film cinema.

Operating Income (Loss)

Operating income for the three months ended June 30, 2005 increased by approximately $740,000, or 63%, to approximately $1,911,000, compared to approximately $1,170,000 for the same period of the prior year. The increase was due to the increase in revenue from the Water Palace and newly-remodeled seafood restaurant and the decrease in reorganization-related expenses.

Interest Expenses

Interest expenses for the three months ended June 30, 2005 decreased by approximately $266,000, to approximately $358,000, compared to approximately $624,000 for the same period of the prior year. The decrease was due primarily to a decrease in non-cash interest expenses related to certain warrants issued and amortization of beneficial conversion feature during the three months ended June 30, 2005.

Income Tax Provision

The income tax provision for the three months ended June 30, 2005, increased by approximately $262,000, or 85%, to approximately $571,000, compared to approximately $309,000 for the same period of prior year. Because our main operations are located in China, the provision for income taxes was related mainly to the taxable income at the Fuhua level. The income tax provision at the Fuhua level was approximately $571,000 and $309,000 for the three months ended June 30, 2005 and June 30, 2004, respectively, representing an increase of approximately $262,000, or 85%. The increase in the provision for income taxes was consistent with the increase in income before tax provision at the Fuhua level.

Net Income

We recorded a net income of approximately $791,000 for the three months ended June 30, 2005, an approximately $668,000, or 545%, increase in net income compared to a net income of approximately $123,000 for the same period of the prior year. As a percentage of total revenue, net loss for the three months ended June 30, 2005 accounted for approximately 17%, while net loss for the same period of the prior year accounted for 5%. The decrease in net loss was primarily attributable to the increase in revenues from the Water Palace and seafood restaurant during the three months ended June 30, 2005.

Earning (Loss) Per Share

The earnings per share for the three months ended June 30, 2005 was $0.01, compared to earnings per share of $0.00 in the same period of the prior year. While our net income increased, there were approximately 62,703,389 shares outstanding at June 30, 2005 as a result of our reverse merger with Glo-Tech Industries, Inc., shares issued through private placement transaction and conversion of convertible notes, compared to 56,160,659 outstanding at June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had cash of approximately $1,344,000, compared to cash of approximately $1,144,000 as of June 30, 2004. We had a negative working capital of $3,781,000 at June 30, 2005, compared to a negative working capital of $6,472,000 as of December 31, 2004. We had outstanding bank loans of $14,267,000 at June 30, 2005, compared to $14,266,000 in outstanding bank loans at December 31, 2004. We had approximately $2,800,000 in outstanding bank loans as of June 30, 2005. We believe that we will be able to renew these loans upon their maturity as we have historically paid interest on these loans on a timely basis and have renewed other bank loans upon their maturity in previous years. Based on these two factors, we believe that we have adequate economic wherewithal to pay off our bank loans in the future and adequate cash flow to maintain our daily operations in China and in the U.S. We are preparing to negotiate with our banks to restructure our current loan arrangements.

Net cash provided by operating activities increased by $1,783,000, or 230%, to approximately $2,560,000 for the six months ended June 30, 2005, compared to approximately $777,000 for the same period of the prior year. We believe that the increase was due primarily to increased revenues from the Water Palace and the seafood restaurant and decreased reorganization expenses. In addition, total non-cash warrant expenses and amortization of beneficial conversion feature were approximately $135,000 in the six months ended June 30, 2005, compared to approximately $471,000 in the same period of the prior year, due to the continued amortization of warrant expenses and beneficial conversion feature along with the conversion of the convertible notes. The following summary compares certain cash flow items in operating assets and liabilities during the six months ended June 30, 2005 to the same period of the prior year:

• other receivables decreased by $401,000 (positive cash flow),
• inventories decreased by approximately $66,000 (positive cash flow),
• accounts payable increased by $203,000 (positive cash flow),
• accrued liabilities decreased by $195,000 (negative cash flow),
• deferred loan commission increased by $30,000 (positive cash flow),
• deferred revenue increased by $17,000 (positive cash flow).

Of the $2,560,000 in net cash provided by operating activities for the six months ended June 30, 2005, non-cash items accounted for approximately $1,829,000, compared to $1,678,000 from non-cash items in the same period of the prior year. The approximately $151,000 increase we attributed to the changes in depreciation and amortization of warrant and beneficial conversion feature.

Net cash used in investing activities increased by approximately $2,900,000, or 381%, to approximately $2,138,000 for the six months ended June 30, 2005, compared to net cash provided by investing activities of approximately $762,000 for the same period of the prior year. We attributed the increase primarily to approximately $3,431,000 in proceeds from the collection of related party receivables from Neo-Luck in the first quarter of 2004, which significantly increased cash flow, whereas we made approximately $2,138,000 in disbursements in connection with the completion of the Water Palace during the six months ended June 30, 2005, compared to approximately $2,669,000 for the same period of the prior year.

Net cash provided by financing activities increased by approximately $2,022,043, or 137%, to approximately $553,000 for the six months ended June 30, 2005, compared to net cash used for financing activities of approximately $1,469,000 for the same period of the prior year. The Company made the repayment of $2,419,000 of bank loans during the six months ended June 30, 2004. The proceeds of $238,000 from issuing convertible notes and the proceeds of $300,000 from issuing common shares incurred in the six months ended June 30, 2005 whereas the proceeds of $941,000 from issuing convertible notes incurred in the same period of the prior year.

We invested approximately $21 million in the construction of the Water Palace since 2003 the largest indoor water attraction ever built in China. The actual cost of constructing the Water Palace significantly exceeded our estimates, which we attribute to the increase in steel usage, the increase in construction material costs, the changes and improvements to the architectural design made after construction commenced, and the capitalized interest expenses related to the increase in outstanding bank loans incurred as a result of the extended construction period.

We will need to raise a significant amount of new capital to execute our business plan and expansion in 2005 and subsequent years. We plan to use our current businesses to expand into new markets and new business segments in the entertainment industry. Meanwhile, there is also considerable effort directed towards modification and improvement of our current operational facilities. We have entered the Chinese digital entertainment industry indirectly through our partner - Neo-Luck Group, Co., Ltd. and expect to enter the related Internet game and cartoon segments. If our capital raising efforts are successful, we expect to have high-tech digital entertainment and digital television businesses in addition to our traditional amusement park operations. We expect our traditional entertainment business to generate a stable cash flow while we expect the high tech digital entertainment and digital television businesses to increase our returns.

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

Newly Issued Accounting Pronouncements

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

FASB 151, "Inventory Costs," eliminates the "so abnormal" criterion in ARB 43 "Inventory Pricing". This statement no longer permits a company to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. The statement reduces the differences between U.S. and international accounting standards. This statement is effective for inventory cost incurred during annual periods beginning after June 15, 2005. We do not believe that this pronouncement will have a material effect on our financial position and results of operations.

In December 2004, the FASB issued FASB Staff Position FAS 109-2 (FSP FAS 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (the Act)." FSP FAS 109-2 to allow additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on our company's plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. We do not expect that the adoption of FSP FAS 109-2 will have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued the Statement of Financial Account Standards No. 153, "Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29 "(SFAS No. 153). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transaction," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. We do not expect that the adoption of SFAS No. 153 will have a significant impact on our financial position or results of operations.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its results of operations or financial condition.

Item 3: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

        Based on the evaluation of our Chief Executive Officer and Chief Financial Officer of our internal controls and procedures as of June 30, 2005, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15(e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no significant changes to our internal controls or in other factors that could significantly affect these controls as of June 30, 2005.

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

On June 20, 2005, we issued 1,000,000 shares of our common stock to Tsang Man Hung Veon in exchange for $300,000. No broker was involved and no discounts or commissions were paid in connection with these transactions. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemptions provided by Sections 3(b) and 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On August 17, 2005, our Board of Directors passed a Unanimous Written Consent terminating Joseph Visconti as our Chief Financial Officer effective September 1, 2005. Although the Consent is dated as of August 1, 2005, we did not obtain the signatures of all of our directors until August 17, 2005. We are actively seeking a successor to Mr. Visconti. On May 19, 2005, we and Mr. Visconti negotiated the terms of an employment agreement which would compensate Mr. Visconti in the minimum amount of $100,000 if he accomplished certain tasks related to our new business ventures. To the extent this agreement was reduced to writing, we terminated it in conjunction with Mr. Visconti's departure.

Item 6.	Exhibits

Exhibits filed with this report are attached hereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-ASIA ENTERTAINMENT CORPORATION

DATE: August 22, 2005	/s/ Joseph Visconti
Chief Executive Officer

DATE: August 22, 2005	/s/ Duo Wang Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Joseph Visconti for the Form 10-QSB for the quarter ended June 30, 2005.

31.2	Rule 13a-14(a) Certification of Duo Wang for the Form 10-QSB for the quarter ended June 30, 2005.

32.1

Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Joseph Visconti and Duo Wang for the Form 10-QSB for the quarter ended June 30, 2005.