Form 10QSB
period 2005-09-30
INTRA ASIA ENTERTAINMENT CORP
filed 2005-11-21
CIK 1081206

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
OR
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

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ____ No X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 17, 2005: 64,182,483

Transitional Small Business Disclosure Format (Check One): YES NO _X__

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

	INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3-11

Item 2	Management's Discussion and Analysis or Plan of Operation	12-22

Item 3	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005
		(Unaudited)
ASSETS

Current assets:
Cash	$836,222	$1,104,533
Trade receivables	198,325	718,412
Other receivables	260,120	500,366
Prepaid expense	-	63,018
Inventories	264,390	309,988

Total current assets	1,559,057	2,696,317

Deferred loan commission	60,084	23,142

Property and equipment, net	40,832,051	42,693,906

Total assets	$42,451,192	$45,413,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term bank loans	$212,366	$211,207
Long-term bank loans - current portion	3,331,408	2,784,018
Stockholder's loan -- current	-	1,300,182
Accounts payable	533,733	911,652
Accrued liabilities	656,314	581,190
Deferred revenue -- membership dues	863,408	825,964
Employee bonus and welfare fund	136,757	139,858
Convertible notes -- current	66,777	514,017
Due to related party	2,230,411	-

Total current liabilities	8,031,174	7,268,088

Long-term bank loans, less current portion	10,723,471	11,441,343
Due to related party	-	1,823,287
Convertible notes -- long term	661,210	-
Stockholder's loan -- long term	1,316,892	-

Total liabilities	20,732,747	20,532,718

Minority interest	3,339,402	3,761,841

Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized and 61,782,218, 64,037,018 shares issued and outstanding	61,782	64,037
Additional paid-in capital	20,028,401	21,191,914
Retained earnings	2,481,307	3,428,446
Accumulated other comprehensive loss -- translation adjustments	(4,192,447)	(3,565,591)

Total stockholder's equity	18,379,043	21,118,806

Total liabilities and stockholders' equity	$42,451,192	$45,413,365

See accompanying notes to consolidated financial statements.
3.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004		2005	2004		2005
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
Revenues:
Amusement park admissions	$2,485,530		$3,006,439	$6,180,901		$7,600,172
Amusement park food, merchandise and other	1,066,300		1,827,965	1,970,950		4,498,024

Total revenues	3,551,830		4,834,404	8,151,851		12,098,196

Operating costs and expenses:
Operating expenses	747,547		1,047,368	1,843,255		2,783,558
General and administrative	1,555,964		488,317	2,607,023		1,409,024
Cost of products sold	546,461		818,098	1,116,140		2,122,885
Depreciation and amortization	472,867		824,347	1,586,341		2,272,798

Total operating costs and expenses	3,322,839		3,178,130	7,152,759		8,588,265

Income from operations	228,991		1,656,274	999,092		3,509,931

Interest expense	(293,534)		(461,841)	(1,340,914)		(1,194,681)
Other income (expense), net	-		254	-		(502)

Income before income taxes	(64,543)		1,194,687	(341,822)		2,314,748

Income taxes	420,324		478,564	729,555		1,049,541

Income (loss) before minority interest	(484,867)		716,123	(1,071,377)		1,265,207

Minority interest in Fuhua	128,008		144,271	222,183		318,068

Net income (loss)	$(612,875	) $	571,852	$(1,293,560	) $	947,139

Weighted average common shares outstanding - basic	56,680,000		63,109,855	56,335,036		62,703,389

Earnings (loss) per share - basic	$(0.01)		0.01	$(0.02	) $	0.02

Weighted average common shares outstanding - diluted	56,680,000		65,460,636	56,336,036		64,818,869

Earnings (loss) per share - diluted	$(0.01)		0.01	$(0.02	) $	0.01

Comprehensive income:
Net income (loss)	$(612,875)		571,852	$(1,293,560	) $	947,139
Translation adjustments	16		626,856	247		626,856

Comprehensive income (loss)	$(612,859)		1,198,708	$1,293,313		$1,573,995

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,
	2004		2005
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,293,560	) $	947,139
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	222,183		318,068
Donation received at Fuhua and attributed to minority interest	-		2,645
Depreciation and amortization	1,586,341		2,269,731
Amortization of warrants and discounts	-		202,843
Forgiven interest on stockholders loan	60,903		-
Stock compensation	-		80,000
Beneficial conversion feature on convertible notes	372,168		-
Warrants issued	1,213,780		-
Changes in assets and liabilities:
Trade receivables	(196,231)		(489,942)
Other receivables	(432,331)		(236,898)
Inventories	(85,849)		(44,720)
Prepaids	-		(61,621)
Deferred loan costs	(54,884)		36,942
Accounts payable	65,302		399,249
Deferred revenue	-		(37,444)
Accrued liabilities	678,378		(31,704)
Net cash provided by operating activities	2,136,220		3,354,288

Cash flows from investing activities:
Related party receivable	3,430,598		-
Purchase of property and equipment and construction in progress	(4,365,000)		(3,189,706)

Net cash used in investing activities	(934,402)		(3,189,706)

Cash flows from financing activities:
Proceeds from issuing convertible notes	1,041,000		288,180
Proceeds from issuing common shares	-		300,000
Repayment of convertible notes	(79,885)		-
Repayment of related party payable	-		(417,272)
Proceeds from stockholder's loan	-		2,901
Repayment of stockholder's loan			(19,611)
Repayment of bank loans	(2,418,809)		-
Proceeds from bank loans	52,062		-

Net cash (used in) /provided by financing activities	(1,405,632)		154,198

Effect of changes in exchange rate on cash	87		(50,469)

Net (decrease) / increase in cash	(203,727)		268,311

Cash, beginning of year	1,073,612		836,222

Cash, end of period	$869,885		$1,104,533

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$753,711		$765,640
Income taxes	728,600		1,005,852
	$1,482,311		$1,771,492

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Revenue Recognition

The Company recognizes revenue from the sale of admission tickets when the customers actually visit the park. The proceeds from admission tickets that are sold but not used are accounted for as deferred revenue.

The Company sells memberships for its indoor water park. The membership fees are for five types of membership: one year, three years, and three types of lifetime memberships. The Company recognizes the deferred revenue in accordance with the membership terms on a straight-line basis. Regarding the lifetime memberships, the Company believes that a period of ten years is expected to be the customer relationship for revenue recognition purposes, which it determined using the results of a survey of its membership holders.

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
NINE MONTHS ENDED SEPTEMBER 30, 2005

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

Deferred Offering Cost

The Company accounts for costs which incurred in connection with its private placement offerings as deferred expenses and amortizes them over the economic life of these convertible notes. In accordance with APB No. 14, the Company accounts for the fair value of warrants and beneficial conversion features resulting from issuing convertible notes as discount to these convertible notes and amortizes the discounts over the economic life of these convertible notes. When not otherwise provided in the stock warrant, the Company determines the expected life of the warrant based on the maturity date of the accompanying convertible note.

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

NOTE 2 - PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	September 30,
	2004	2005

Buildings	$19,323,918	$36,630,209
Land and buildings improvement	4,111,396	4,204,618
Rides and attractions	14,743,472	15,091,479
Vehicles	17,368	38,799
Other equipment	524,054	649,449
Construction in progress	16,722,500	3,384,124

	55,492,708	59,998,678
Accumulated depreciation	(14,660,657)	(17,304,772)

	$40,832,051	$42,693,906

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005

NOTE 3 -- EQUITY TRANSACTIONS

On February 3, 2005, the Company's Chief Executive Officer assumed a liability of $26,870 owed to a former auditor of Glo-Tech Industries, Inc. (predecessor to Intra-Asia Entertainment Corporation, a Nevada corporation). As a result, the Company reclassified the $26,870 liability into additional paid-in capital.

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

In April 2005, a former shareholder of Glo-Tech Industries, Inc repaid a liability of $2,585.50 owed to the Company's current counsel. As a result, the Company reclassified the $2,585.50 liability into additional paid-in capital.

On April 26, 2005, $6,800 of accrued interest resulting from $340,000 of convertible promissory notes was converted into 13,600 shares of the Company's common stock, per the request of the note holders, at the conversion price of $0.50 per share.

On June 23, 2005, the Company issued 1 million shares of its common stock at $0.30 per share and received proceeds of $300,000. On the date of the issuance, the market price of the Company's common stock was $0.38 per share. Accordingly, the Company recorded stock compensation of $80,000.

As of September 30, 2005, the Company had outstanding warrants of 5,304,185 with an average exercise price of $0.36 per share.

NOTE 4 -- RELATED PARTY TRANSACTIONS

The Company had certain transactions with its partner, Weifang Neo-Luck (Group) Corporation and its subsidiaries during the nine months ended September 30, 2004 and 2005, summarized as follows:

The Company paid income taxes of $728,600 and $1,005,852 to Neo-Luck during the nine months ended September 30, 2004 and 2005, respectively. The Company paid employee fringe benefits of $82,224 to Neo-Luck during the nine months ended September 30, 2004. Beginning January 1, 2004, the Company paid its employee fringe benefits directly to government agencies. In addition, the Company paid staff education fees and union fees of $1,194 and $0 in the nine months ended September 30, 2004 and 2005, respectively.

During the first nine months of 2005, the Company borrowed from Neo-Luck an additional RMB11.98 million (equivalent to approximately $1.447 million) without interest. As of September 30, 2005, the Company repaid to Neo-Luck RMB15.68 million (equivalent to approximately $1.894 million). Consequently, the net repayment during the nine months ended September 30, 2005 was approximately $448,000. As of September 30, 2005 the outstanding payable to Neo-Luck was RMB14.76 (equivalent to approximately $1.823 million).

In accordance with the terms of its lease of the land on which the amusement park is located, the Company paid land lease fees of RMB3,750,000 and RMB2,625,000 (equivalent to approximately $453,075 and $319,560 respectively) in the nine months ended September 30, 2004 and 2005, respectively.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005

NOTE 4 -- RELATED PARTY TRANSACTIONS (continued)

Fuhua Hotel, which is a subsidiary of Neo-Luck, provided the Company with heating and air conditioning service in exchange for fees of $90,616 and $529,321 in the nine months ended September 30, 2004 and 2005, respectively.

In the United States, the Company's majority shareholder, Weicheng International Inc., advanced $103,367 and $2,901 during the nine months ended September 30, 2004 and 2005, respectively. The Company made repayments of $51,305 and $19,611 in the nine months ended September 30, 2004 and 2005, respectively.

In September 2004, Weicheng extended the maturity date of a loan to the Company to September 30, 2006, on which an interest rate of 5% per annum was effective as of October 1, 2004. At September 30, 2005, the accrued interest payable was $64,704. The outstanding loan payable to Weicheng including interest was $1,300,182 at September 30, 2005. None of the Company's current loans with Weicheng or its banks contain any restrictive covenants.

NOTE 5 -- CONVERTIBLE NOTES

In the period ended June 30, 2005, the Company sold a total of 8.5 units of convertible promissory notes to a Hong Kong investor and obtained gross proceeds of $238,180. These notes carry an interest rate of 8% per annum and the principal and interest are payable in full on or before March 31, 2006. The notes are convertible in full at the option of the holder at any time into shares of the Company's common stock at $0.28 per share in principal and accrued interest and attached to the notes are warrants to purchase up to 850,642 shares of the Company's stock at an exercise price of $0.38 per share. These warrants are exercisable any time through and including March 31, 2006. The Company bears 10% of the selling cost. Based on the above terms and in accordance with EITF 00-27, firstly the Company estimated the fair value of the warrant attached to the promissory note at $100,616 by using Black-Scholes model; secondly, by using the relative fair value method, the Company allocated the fair value of $68,636 to the warrants issued; and thirdly, the Company recognized the beneficial conversion feature of $56,357. Consequently, the convertible notes of $238,180 had a total discount of $124,993.

On July 5, 2005, the Company sold an additional total 1.8 units of convertible promissory notes to Top Loyal Development Ltd.. and obtained gross proceeds of $50,000. Top Loyal Development by exercising the warrants attached to the convertible notes may purchase up to 178,571 shares of the Company's stock at a price of $0.38 per share. The Company estimated the fair value of the warrant attached to the promissory note at $41,071 by using Black-Scholes model. The Company allocated the fair value of $22,500 to the warrants issued and recognized the beneficial conversion feature of $27,500. Consequently, the convertible notes of $50,000 had a total discount of $50,000.

As of September 30, 2005, the Company amortized $23,399 of the discount related to warrants and $22,739 of the discount related to the beneficial conversion feature.

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

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005

NOTE 5 -- CONVERTIBLE NOTES (Continued)

For the nine months ended September 30, 2005, the amortization of warrants and benefit conversion feature for all of the outstanding convertible notes were $94,472 and $75,009, respectively. For the nine months ended September 30, 2005, the amortization of deferred offering cost was $27,898.

NOTE 6 -- SUBSEQUENT EVENT

On September 19, 2005, Joseph Visconti, the Company's former chief executive officer, filed an action in the Circuit Court for the 15th Judicial Circuit in and for Palm Beach County, Florida, for an alleged breach of employment contract. The Company has denied the allegations and intends to defend the action. Since the litigation is just beginning, the Company is unable to predict the ultimate resolution or liabilities.

Item 2: Management's Discussion and Analysis or Plan of Operation.

The following discussion of financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-QSB for the nine months ended September 30, 2005. This report contains certain forward-looking statements and future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "risk factors" contained in our Form 8-K/A filed with the Securities and Exchange Commission on November 15, 2004. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

We believe there are significant opportunities to acquire additional amusement parks in China and other countries in Asia with the idea of converting them into theme parks. We have held discussions but have not achieved any agreement or understanding with regard to any specific acquisition or merger. Our strategy is to combine an understanding of the interests of Chinese consumers with Western amusement and theme park management experience to make the Park a profitable amusement park. In the future, we will seek to increase attendance, per capita spending and revenues by:

• expanding our completed indoor water park in hopes of decreasing seasonal fluctuations in attendance at the Park;
• enhancing the Park's dining facilities;
• enhancing the Park's merchandising outlets, games and product offerings; and
• expanding the Park's marketing campaign.

Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company identified the most critical accounting principles upon which its financial status depends. The Company determined that those critical accounting principles are related to the use of estimates, impairment of long-lived assets, revenue recognition, and income taxes. The Company states these accounting policies in the relevant sections in this management's discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

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

Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We adopted SFAS No. 144 on January 1, 2002. There was no impairment of long-lived assets in the nine months ended September 30, 2005.

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

Results of Operations

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

Revenue

Total revenues for the nine months ended September 30, 2005 increased by approximately $3,946,000, or 48%, to approximately $12,098,000, compared to approximately $8,152,000 for the same period of the prior year, due primarily to the increase of $1,420,000 in admissions revenue and $2,527,000 in amusement park food, merchandise and other revenue.

Admission revenues increased by approximately $1,420,000, or 23%, to approximately $7,600,000, compared to approximately $6,181,000 for the same period of the prior year. We attribute the increase in admission revenues to greater attendance at the Park, which increased to approximately 1,366,000 during the nine months ended September 30, 2005 compared to approximately 1,147,000 during the same period in 2004. We believe the income increase was due to:

• visitors to the Water Palace, which opened in February 2005,
• the visitors who attended the Weifang International Kite Festival,
• the visitors who observed May Holiday,
• the visitors who came for summer vacation in Weifang,
• discounts offered to tourists from cities outside Weifang,
• discounts offered to high school and college students in Weifang city (10% for a group of 51 to 100 persons and 20% for a group of 101 or more), and
• the same discounts offered to tourists from enterprises and governmental entities.

The revenue derived from amusement park food, merchandise and other increased by $2,527,000,or 128%, to approximately $4,498,000, compared to approximately $1,971,000 for the same period of the prior year. We attribute the increase of approximately $1,173,000 primarily to the revenue generated by our seafood restaurant, which re-opened in March 2004 and the increase of approximately $1,374,000 to the revenue generated from the Water Palace.

Of the $4,498,000 in revenue, food services generated approximately $2,416,000, representing an increase of approximately $1,047,000, or 76%, compared to approximately $1,369,000 generated by food services in the same period of the prior year. Furthermore, the seafood restaurant generated revenue of approximately $1,952,000 of the above $2,416, 000, and accounted for approximately $739,000 of the increase, compared to approximately $1,213,000 for the same period of the prior year. In addition, our Hotpot restaurant and KTV bar generated revenue of approximately $590,000, compared to no revenue during the same period of the prior year. Revenues from merchandise and swimwear were approximately $640,000, compared to $600,000 for the same period of the prior year.

The Water Palace generated $1,374,000 in net revenues other than admissions during the nine months ended September 30, 2005. Of this amount, food revenues accounted for $465,000, swimwear and merchandise revenues sold at Water Palace accounted for $523,000, rental from guest rooms accounted for $124,000, and other services accounted for $262,000.

Operating Expenses

Operating expenses for the nine months ended September 30, 2005 increased by approximately $940,000, or 51%, to approximately $2,784,000, compared to approximately $1,843,000 for the same period of the prior year. The increase was primarily attributable to increased operating expenses at the Water Palace, where we incurred an increase of approximately $221,000 in advertising expenses, an increase of approximately $435,000 in utilities and fuel expenses, an increase of approximately $274,000 in employee salary expenses due to the additional employees hired in the summer season, and an increase of approximately $91,000 in repair expenses.

In addition, land usage fees decreased by approximately $138,000, to approximately $317,000, compared to land usage fees of approximately $455,000 in the same period of the prior year, as a result of 67,300 square meters (equivalent of approximately 724,000 square feet) of reduced land usage fees. The decrease incurred in land usage fees was offset by increased payroll and utility expenses at the Water Palace.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2005 decreased by approximately $1,198,000, or 46%, to approximately $1,409,000, compared to approximately $2,607,000 for the same period of the prior year. The decrease was primarily attributable to decreased acquisition costs and professional fees, which during 2004 were related to our reorganization and recapitalization with Glo-Tech Industries, Inc, and we incurred the cost of $1,343,000 in the nine months ended September 30, 2004 and the cost of $0 for same period in 2005, respectively.

We incurred $129,000 in reimbursement expenses in the nine months ended September 30, 2005, compared to $80,000 in the nine months ended September 30, 2004. The reimbursement was for the service provided by our chief executive officer that our employment agreement with him did not cover. In addition, employee salary expenses increased approximately $147,000, and property taxes increased approximately $64,000, for the nine months ended September 30, 2005, as compared to the same period of the prior year, which were offset by decreased reorganization and recapitalization expenses.

Cost of Products

The cost of products sold for the nine months ended September 30, 2005 increased by approximately $1,007,000, or 90% to approximately $2,123,000, compared to $1,116,000 for the same period of the prior year. Of the $1,007,000 increase, approximately $165,000 we attributed to the increase in cost of food sold in the newly-remodeled seafood restaurant, and approximately $538,000 we attributed to the increase in Water Palace-related merchandise, food costs and swimwear costs. The remaining increase we attributed to approximately $316,000 in costs related to the Hotpot restaurant and KTV bar, which we did not incur in the same period of the prior year.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2005 increased by approximately $687,000, or 43%, to approximately $2,273,000, compared to approximately $1,586,000 for the same period of the prior year. The increase was primarily due to depreciation related to the newly-remodeled seafood restaurant and the Water Palace, improvements to rides and sound equipment, and the digital screen and movable roof added to the motion film cinema.

Operating Income (Loss)

Operating income for the nine months ended September 30, 2005 increased by approximately $2,510,000, or 251%, to approximately $3,510,000, compared to approximately $999,000 for the same period of the prior year. The increase was due primarily to the increase in revenue from the Water Palace and newly-remodeled seafood restaurant and the decrease in reorganization-related expenses. We believe that operating income will continue to increase as reorganization and recapitalization transaction costs will likely not recur in the next several years and we expect the Water Palace and seafood restaurant to generate more revenues in the coming months.

Interest Expenses

Interest expenses for the nine months ended September 30, 2005 decreased by approximately $146,000, or 11%, to approximately $1,195,000, compared to approximately $1,341,000 for the same period of the prior year. The decrease was due primarily to the approximately $184,000 decrease in non-cash interest expense, from approximately $574,000 to approximately $390,000, for the same period of the prior year, offset by the increase of $50,000 in bank loan interest. As a percentage of total revenue, interest expenses accounted for approximately 10% for the nine months ended September 30, 2005, compared to 16% for the same period of the prior year. However, interest expenses related to stockholder loans decreased by approximately $12,000 to approximately $49,000, compared to approximately $61,000 for the same period of the prior year, due to a reduction in the interest rate granted by the stockholder.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2005 increased by approximately $320,000, or 44%, to approximately $1,049,000, compared to approximately $729,000 for the same period of the prior year. Because our main operations are located in China, the provision for income taxes was related mainly to the taxable income at the Fuhua level. The income tax provision at the Fuhua level was approximately $1,044,000 and $729,000 for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of approximately $347,000 or 50%. The increase in the provision for income taxes was consistent with the increase in income before tax provision at the Fuhua level.

Net Income

We recorded a net income of approximately $947,000 for the nine months ended September 30, 2005, an approximately $2,241,000, or 173%, increase in net income compared to a net loss of approximately $1,294,000 for the same period of the prior year. The increase in net income was primarily attributable to the increase in revenues from the Water Palace and seafood restaurant during the nine months ended September 30, 2005, and the decrease in reorganization transaction costs incurred during the nine months ended September 30, 2004. As a percentage of total revenue, the net income for the nine months ended September 30, 2005 was 8% of the total revenue while the net loss for the same period of prior year of 2004 was 16% of the total revenue.

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

Earning (Loss) Per Share

The earnings per share for the nine months ended September 30, 2005 was $0.02, compared to loss per share of $0.02 in the same period of the prior year, representing a swing of 400%. While our net income increased, there were approximately 62,703,389 weighted average shares outstanding at September 30, 2005, as a result of our reverse merger with Glo-Tech Industries, Inc. in September 2004, shares issued through private placement transactions and conversion of convertible notes - compared to 56,335,036 weighted average shares outstanding at September 30, 2004.

Three months ended September 30, 2005 compared to three months ended September 30, 2004.

Revenue

Total revenues for the three months ended September 30, 2005 increased by approximately $1,283,000, or 36%, to approximately $4,835,000, compared to approximately $1,282,000 for the same period of the prior year. Of the $4,835,000 in total revenues, admission revenues increased by approximately $521,000 or 21% to approximately $3,006,000 compared to approximately $2,486,000 for the same period of the prior year; the increase was mainly driven by the increase of $485,000 in admission revenue from the Water Palace. The revenue derived from amusement park food, merchandise and other increased by approximately $762,000, or 71%, to approximately $1,828,000, compared to approximately $1,066,000 for the same period of the prior year, which we attribute to the increased revenue generated from the Water Palace, seafood restaurant, Hotpot restaurant and KTV bar. Furthermore, of the $762,000 increase, the newly-opened Water Palace generated approximately $574,000 in revenue during the three months ended September 30, 2005, while there was no such revenue source in the same period of the prior year. The Hotpot restaurant and KTV bar revenue increased by approximately $188,000.

Operating Expenses

Operating expenses for the three months ended September 30, 2005 increased by approximately $300,000, or 40%, to approximately $1,047,000, compared to approximately $747,000 for the same period of the prior year. The increase was primarily attributable to increased advertising, utilities and employee salary expenses at the Water Palace.

In addition, land usage fees decreased by approximately $117,000, to approximately $57,000, compared to land usage fees of approximately $174,000 in the same period of the prior year, which was offset by increased payroll and utility expenses at the Water Palace.

General and Administrative Expenses

The general and administrative expenses for the three months ended September 30, 2005 decreased by approximately $1,068,000, or 69%, to approximately $488,000, compared to approximately $1,556,000 for the same period of the prior year. This decrease was primarily due to the approximately $1,093,000 decrease in acquisition costs, which was related to our reorganization and recapitalization with Glo-Tech Industries, Inc and recorded in the third quarter of 2004.

Cost of Products

The cost of products sold for the three months ended September 30, 2005 increased by approximately $272,000, or 50%, to approximately $818,000, compared to $546,000 for the same period of the prior year. We attributed the increase primarily to the increased revenue generated by the Water Palace, seafood restaurant, and Hotpot restaurant.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2005 increased by approximately $351,000, or 74%, to approximately $824,000, compared to approximately $473,000 for the same period of the prior year. The increase was primarily due to depreciation related to the newly-remodeled seafood restaurant and Water Palace, improvements to rides and sound equipment, and the digital screen and movable roof added to the motion film cinema.

Operating Income (Loss)

Operating income for the three months ended September 30, 2005 increased by approximately $1,427,000, or 623%, to approximately $1,656,000 compared to approximately $229,000 for the same period of the prior year. The increase was due to the increase in revenue from the Water Palace and seafood restaurant and the decrease in reorganization-related expenses mentioned above. We believe that the operating income will continue to increase as reorganization and recapitalization transaction costs will likely not recur in the coming quarters.

Interest Expenses

Interest expenses for the three months ended September 30, 2005 increased by approximately $168,000, to approximately $462,000, compared to approximately $294,000 for the same period of the prior year. The increase was due primarily to an increase in non-cash interest expenses related to certain warrants issued and amortization of beneficial conversion feature and increase in the bank loan interest during the three months ended September 30, 2005.

Income Tax Provision

The income tax provision for the three months ended September 30, 2005, increased by approximately $58,000, or 14%, to approximately $478,000, compared to approximately $420,000 for the same period of the prior year. Because our main operations are located in China, the provision for income taxes was related mainly to the taxable income at the Fuhua level. The income tax provision at the Fuhua level was approximately $478,000 and $420,000 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of approximately $58,000, or 13%. The increase in the provision for income taxes was consistent with the increase in income before tax provision at the Fuhua level.

Net Income

We recorded a net income of approximately $572,000 for the three months ended September 30, 2005, an approximately $1,185,000, or 193%, increase in net income compared to a net loss of approximately $613,000 for the same period of the prior year. As a percentage of total revenue, net loss for the three months ended September 30, 2005 accounted for approximately 12%, while net loss for the same period of the prior year accounted for 17%. The increase in net income was primarily attributable to the increase in revenues from the Water Palace and seafood restaurant during the three months ended September 30, 2005.

Earning (Loss) Per Share

The earnings per share for the three months ended September 30, 2005 was $0.01, compared to loss per share of $0.01 in the same period of the prior year. While our net income increased, there were approximately 63,109,855 weighted average shares outstanding at September 30, 2005 as a result of our reverse merger with Glo-Tech Industries, Inc., shares issued through private placement transactions and conversion of convertible notes, compared to 56,680,000 outstanding at September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had cash of approximately $1,105,000, compared to cash of approximately $870,000 as of September 30, 2004. We had a negative working capital of $4,630,000 at September 30, 2005, compared to a negative working capital of $4,750,000 as of December 31, 2004. We had outstanding bank loans of $14,436,000 at September 30, 2005, compared to $14,266,000 in outstanding bank loans at December 31, 2004, which was due to the change in exchange rates as result of the appreciation of the RMB, the official currency of China. Approximately $3,058,000 of bank loans were current as of September 30, 2005. We believe that we will be able to renew these outstanding loans when they mature as we have paid interest on these loans, historically, on a timely basis and have similarly renewed our other bank loans upon maturity in previous years. We also believe the shareholder loan to us will be renewed upon maturity due to the long term relationship with that shareholder. Based on these factors, we believe that we have adequate economic wherewithal to pay off our bank loans in the future and adequate cash flow to maintain our daily operations in China and in the U.S. We are preparing to negotiate with our banks to restructure our current loan arrangements. The following analysis is based on the fact that cash flow amounts were calculated on the RMB cash flow and then translated into US dollars approximately.

Net cash provided by operating activities increased by $1,440,000, or 68%, to approximately $3,576,000 for the nine months ended September 30, 2005, compared to approximately $2,136,000 for the same period of the prior year. We believe that the increase was due primarily to increased revenues from the Water Palace and the seafood restaurant and decreased reorganization expenses. In addition, total non-cash warrant expenses and amortization of beneficial conversion feature were approximately $197,000 in the nine months ended September 30, 2005, compared to approximately $372,000 in the same period of the prior year, due to the continued amortization of warrant expenses and beneficial conversion feature along with the conversion of the convertible notes. The following summary compares certain cash flow items in operating assets and liabilities during the nine months ended September 30, 2005 to the same period of the prior year:

• Trade receivables increased by $489,942 (negative cash flow),
• Other receivables increased by $236,898 (negative cash flow),
• Inventories increased by $44,720 (negative cash flow),
• Prepaid increased by $61,621 (negative cash flow),
• Accounts payable increased by $399,249 (positive cash flow),
• Accrued liabilities decreased by $31,704 (negative cash flow),
• Deferred revenue decreased by $37,444 (negative cash flow),
• Deferred loan commission decreased by $36,942 (negative cash flow).

Of the $3,581,000 in net cash provided by operating activities for the nine months ended September 30, 2005, non-cash items accounted for approximately $2,876,000, compared to $3,455,000 from non-cash items in the same period of the prior year. The approximately $581,000 decrease we attributed$1,303,000 decrease in warrants issued and amortization of discount to convertible notes expenses and $61,000 in forgiven interest on our stockholder's loan, which was offset by the increase $686,000 in depreciation and amortization of warrant and beneficial conversion feature and $96,000 in minority interest.

Net cash used in investing activities increased by approximately $2,315,000, or 248%, to approximately $3,249,000 for the nine months ended September 30, 2005, compared to net cash used by investing activities of approximately $934,000 for the same period of the prior year. We attributed approximately $3,431,000 in related party receivables from Neo-Luck in the first quarter of 2004, which significantly increased cash flow, whereas we made approximately $3,249,000 in disbursements in connection with the completion of the Water Palace during the nine months ended September 30, 2005, compared to approximately $4,365,000 for the same period of the prior year.

Net cash provided by financing activities increased by approximately $1,530,000, or 109%, to approximately $124,000 for the nine months ended September 30, 2005, compared to net cash used for financing activities of approximately $1,406,000 for the same period of the prior year. The Company made repayments of $448,000 to a related party during the nine months ended September 30, 2005 and made repayments of $2,419,000 on our bank loans during the same period of the prior year. We realized proceeds of $288,000 from issuing convertible notes and $300,000 from issuing common shares during the nine months ended September 30, 2005, whereas we realized proceeds of $1,041,000 from issuing convertible notes in the same period of the prior year.

Since 2003, we have invested approximately $21 million in the construction of the Water Palace, which we believe to be the largest indoor water attraction ever built in Northern China. The actual cost of constructing the Water Palace significantly exceeded our estimates, which we attribute to the increase in steel usage, the increase in construction material costs, the changes and improvements to the architectural design made after construction commenced, and the capitalized interest expenses related to the increase in outstanding bank loans incurred as a result of the extended construction period.

We will need to raise a significant amount of capital to execute our business plan and expansion in 2005 and subsequent years. We plan to use our current businesses to expand into new markets and new business segments in the entertainment industry. Meanwhile, there is also considerable effort directed towards modification and improvement of our current operational facilities. We have entered the Chinese digital entertainment industry indirectly through our partner - Neo-Luck Group, Co., Ltd. and expect to enter the related Internet game and cartoon segments. If our capital raising efforts are successful, we expect to have high-tech digital entertainment and digital television businesses in addition to our traditional amusement park operations. We expect our traditional entertainment business to generate a stable cash flow while we expect the high tech digital entertainment and digital television businesses to increase our returns.

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

Newly Issued Accounting Pronouncements

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require us to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For the Company, this Statement is effective beginning January 1, 2006.

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

In December 2004, the FASB issued the Statement of Financial Account Standards No. 153, "Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29 "(SFAS No. 153). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transaction," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. We do not expect that the adoption of SFAS No. 153 will have a significant impact on our financial position or results of operations.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to the prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its results of operations or financial condition.

Item 3: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

        Based on the evaluation of our Chief Executive Officer and Chief Financial Officer of our internal controls and procedures as of September 30, 2005, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15(e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no significant changes to our internal controls or in other factors that could significantly affect these controls as of September 30, 2005.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

On September 19, 2005, Joseph C. Visconti, our former chief executive officer, filed an action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida against us for breach of contract arising out of an alleged employment contract between Mr. Visconti and us. Mr. Visconti seeks unspecified damages. We have denied the allegations and intend to defend the action. Litigation is just beginning. No trial date has been set. Under the circumstances, we are unable to express an opinion concerning the ultimate resolution of this case or our liability.

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

On August 17, 2005, our Board of Directors passed a Unanimous Written Consent terminating Joseph Visconti as our Chief Executive Officer effective September 1, 2005. Although the Consent is dated as of August 1, 2005, we did not obtain the signatures of all of our directors until August 17, 2005.  Effective September 1, 2005, the Board of Directors of Intra-Asia Entertainment Corporation appointed Xiaofang Ji, 45, to serve as our Chief Executive Officer. Since April 2001, Ms. Ji has served as Chairman and President of Beijing SWT Optical Communication Technology Co., LTD., a Sino-foreign joint venture headquartered in Beijing, China engaged in research and development, manufacturing and distribution of optical communication components. Prior to her position with Beijing SWT Optical Communication Technology Co., LTD., Ms. Ji served as Vice President of Weicheng International Inc. and Chairman of several Hong Kong-based companies.

Item 6.	Exhibits

Exhibits filed with this report are attached hereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-ASIA ENTERTAINMENT CORPORATION

DATE: November 21, 2005	/s/ Xiaofang Ji
Chief Executive Officer

DATE: November 21, 2005	/s/ Duo Wang Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Xiaofang Ji for the Form 10-QSB for the quarter ended September 30, 2005.

31.2	Rule 13a-14(a) Certification of Duo Wang for the Form 10-QSB for the quarter ended September 30, 2005.

32.1

Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Xiaofang Ji and Duo Wang for the Form 10-QSB for the quarter ended September 30, 2005.