Form 10KSB
period 2005-12-31
INTRA ASIA ENTERTAINMENT CORP
filed 2006-04-17
CIK 1081206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

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

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

      Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   X    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes X No

Registrant's revenues for fiscal year ending December 31, 2005: $14,851,532

      Aggregate market value of voting common stock held by non-affiliates, computed by reference to the average bid and asked price as of April 5, 2006 (based on closing price of $0.25 per share and 23,045,934 shares held by non-affiliates): $5,761,484

Number of shares outstanding of the registrant's $.001 par value common stock, as of the close of business on March 14, 2006: 64,235,869

Transitional Small Business Disclosure Format: Yes No X

PART I

Item 1. Description of Business.

General

During 2005, we (references to "we", "us" or "our" refer collectively to Intra-Asia Entertainment Corporation, a Nevada corporation, and its subsidiary, Intra-Asia Entertainment Corporation, a Delaware corporation) owned an 85% interest in and managed the Weifang Fuhua Amusement Park in China's eastern Shandong Province. We held our equity interest in the park through Weifang Fuhua Amusement Park Co., Ltd., a Chinese joint venture organized in 1991. Weifang Neo-Luck (Group) Corporation, a Chinese corporation owned by the Weifang State Asset Administration Bureau, held the remaining 15% interest.

The park began commercial operations in April 1994, providing visitors with a high-quality and affordable family-oriented entertainment experience through a number of rides, games, shops, restaurants, entertainment venues and an indoor water park, the grand opening of which we held on February 6, 2005.

On January 31, 2006, we entered into a Share Purchase Agreement, pursuant to which we sold our shares of Weifang Fuhua Amusement Park Co., Ltd., and therefore our interest in the Park, to Beijing Maidashi Investment Co., Ltd., a Chinese corporation. The Share Purchase Agreement requires that Beijing Maidashi pay us ten million dollars ($10,000,000 [US]) for our interest. We received payments of two million dollars ($2,000,000 [US]) on February 8, 2006, five million dollars ($5,000,000 [US]) on March 10, 2006, and one million dollars ($1,000,000 [US]) on March 24, 2006, and a final payment of two million dollars ($2,000,000 [US]) on April 3, 2006. We may have an obligation to return a portion of the purchase price in the event that any of the financial information we provided to Beijing Maidashi proves inaccurate. A copy of the Share Purchase Agreement is attached as Exhibit 2.2 to this Report.

We are currently seeking to acquire one or more businesses using the proceeds of the sale of our shares of Weifang Fuhua Amusement Park Co., Ltd. In furtherance of this objective, we executed a memorandum of understanding on February 10, 2006, pursuant to which we hope to acquire a controlling interest in an e-learning online educational business based in China. The memorandum is non-binding and sets forth the basic terms of the proposed transaction and the understanding of the parties involved. We are currently conducting our due diligence investigation of the proposed acquiree. If we elect to consummate this transaction, we expect that it will provide us with the platform necessary to be competitive in both the Chinese educational software market and the international market for e-learning services.

We do not currently have any other business operations, and until we acquire other than nominal assets, such as the e-learning online educational business described above, we are technically considered a "shell company", as defined in Rule 12b-2 of the Exchange Act.

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

On December 19, 2003, we executed an Agreement and Plan of Reorganization with Intra-Asia Delaware and certain Intra-Asia Delaware shareholders, whereby we agreed to acquire not less than 2,550,189 common shares of Intra-Asia Delaware. These shares of Intra-Asia Delaware represented approximately 91% of the outstanding shares of common stock of Intra-Asia Delaware, which we agreed to exchange for up to 56,000,000 shares of our restricted common stock, or 100% of our post-Reorganization Agreement issued and outstanding securities. This share exchange took into account the reverse split of our then issued and outstanding shares of common stock at a 1-for-5.37 ratio.

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

On February 7, 2006, we filed Form 8-A with the Securities and Exchange Commission, registering our common stock pursuant to Section 12(g) of the Exchange Act. As a result, we are subject to the proxy rules, the Section 16 short-swing profit provisions and the Williams Act, which regulates tender offers and other significant acquisitions of public company securities.

Business Strategy

As indicated above, we are currently seeking to invest the proceeds of the sale of our shares of Weifang Fuhua Amusement Park Co., Ltd. in an e-learning online educational business, and possibly other assets that may be unrelated to the amusement park industry. While we have identified a potential acquisition target, we have not entered into a binding agreement to consummate this transaction. Our willingness and ability to do so is dependent upon a number of factors, including the results of our due diligence investigation and competition from other potential purchasers.

Employees

We directly employ only our Chief Executive Officer and one other employee. Our affiliate, Oriental Intra-Asia (China) Entertainment Co. employs and compensates Mr. Lelian Zhang, our Chief Financial Officer.

Item 2. Description of Property.

Our administrative offices are located in Los Angeles, California where we lease approximately 800 square feet of office space pursuant to a month-to-month lease. Total rental expenses for the year ended December 31, 2005 were $61,758.

Weifang Fuhua Amusement Park Co., Ltd. leases the land on which the park is located from Weifang Neo-Luck (Group) Corporation. We made lease payments totaling approximately $559,000 in 2004 and $433,694 in 2005. On October 1, 2004, we waived our right under the park lease to the use of 67,300 square meters of land, which we originally intended to use for our phase II expansion, and as a result, the lease now covers 168,380 square meters of land and expires on October 31, 2015.

Item 3. Legal Proceedings.

On September 19, 2005, Joseph C. Visconti filed an action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida against us for breach of contract arising out of an alleged employment contract between Mr. Visconti and us. Mr. Visconti seeks unspecified damages. We have denied the allegations and intend to defend the action. Litigation is just beginning and no trial date has been set. Under the circumstances, we are unable to express an opinion concerning the ultimate resolution of this case or our liability.

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

Period	High	Low
January 1, 2006 through April 5, 2006	$0.30	$0.12
October 1, 2005 through December 31, 2005	$0.40	$0.23
July 1, 2005 through September 30, 2005	$0.48	$0.24
April 1, 2005 through June 30, 2005	$0.50	$0.24
January 1, 2005 through March 31, 2005	$0.50	$0.16
October 1, 2004 through December 31, 2004	$0.32	$0.19
July 1, 2004 through September 30, 2004	$0.73	$0.28
April 1, 2004 through June 30, 2004	$1.01	$0.45
January 1, 2004 through March 31, 2004	$2.25	$0.63

On April 5, 2006, the last reported sale of our common stock on the OTC Bulletin Board was $0.25 per share. As of March 14, 2006, there were approximately 167 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

We did not purchase any shares of our stock during the year ended December 31, 2005.

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

General

During 2005 and prior to January 31, 2006, we owned 85% of Weifang Fuhua Amusement Park in the City of Weifang in China's eastern Shandong Province. The Park is strategically located near the center of the City of Weifang and is available to the city's approximately 8,000,000 residents and Shandong Province's approximately 100,000,000 residents. We held our equity interest in the Park through Weifang Fuhua Amusement Park Co., Ltd., a Chinese joint venture organized in 1991. Weifang Neo-Luck (Group) Corporation (Neo-Luck), a Chinese corporation owned by the Weifang State Asset Administration Bureau, held the remaining 15% interest.

Our park business was seasonal. We generated a majority of our revenues in the second and third calendar quarters while we incurred operating expenses throughout the year, particularly in the first and third calendar quarters. We historically incurred a net loss for the first and fourth calendar quarters of each year.

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

With the understanding that an additional Disney Theme Park may be built in Shanghai, we feel that the attractiveness of the Park to visitors may decrease in the future. Attendance at the Water Palace during the winter of 2005 was much lower than expected, and we incurred an increase in advertising expenses and utility expenses. Because future operating profits of the Park may not meet original expectations, our board of directors believes that we should sell the current investment and use the proceeds to invest in other businesses. We explored the opportunity to sell our equity interest in the Park for more than a month and entered into a Share Purchase Agreement with Beijing Maidashi Investment Co., Ltd., whereby we sold our interest for $10 million.

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

Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure about Critical Accounting Policy," the Company identified the most critical accounting principles upon which its financial status depends. We determined that those critical accounting principles are related to the use of estimates, impairment of long-lived assets, revenue recognition, and income taxes. We state these accounting policies in the relevant sections in this management's discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

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

Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We adopted SFAS No. 144 on January 1, 2002. There was an impairment loss of approximately $11.86 million as of December 31, 2005.

Revenue Recognition

We do not recognize revenue from the sale of admission tickets until the customer actually visits the park site. The proceeds from admission tickets that are sold but not used are accounted for as deferred revenue.

We offered five types of memberships to the indoor water park: one year, three year, and three different lifetime memberships. We recognized the deferred revenue in accordance with the membership terms on a straight-line basis. For revenue recognition purposes, we believe that a period of ten years is a reasonable estimation of the duration of the relationship with customers purchasing lifetime memberships.

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

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

Revenue

Total revenues for the year ended December 31, 2005 increased by approximately $3,987,000, or 37%, to approximately $14,852,000, compared to approximately $10,864,000 for the prior year. The increase was due primarily to increases of approximately $1,336,000 in admissions revenue and approximately $2,651,000 in amusement park food, merchandise and other revenue.

Admission revenues increased by approximately $1,336,000, or 17%, to approximately $9,247,000, compared to approximately $7,912,000 for the prior year. We attribute the increase to greater attendance at the Park, which we believe was due to the following:

• increased attendance at the Water Palace, which opened in February 2005;
• an increase in the number of visitors who attended the Weifang International Kite Festival and observed the May and October holidays, visitors who spent their summer vacation in Weifang;
•

discounts offered to tourists from cities outside Weifang, high school and college students in Weifang city (10% discount for a group of 51 to 100 persons and 20% discount for a group of 101 or more); and

• the same discounts offered to tourists from enterprises and governmental entities.

The revenue derived from amusement park food, merchandise and other increased by $2,651,000, or 90%, to approximately $5,604,000, compared to approximately $2,952,000 for the prior year. Of the $2,651,000 increase, we attribute approximately $1,132,000 to the revenue generated by the upgraded seafood restaurant, the newly decorated Western style restaurant and bar and the KTV bar, and approximately $1,463,000 to the revenue generated by the Water Palace. The remaining $56,000 we attribute to other miscellaneous revenue items.

The Water Palace generated approximately $1,463,000 in net revenues other than admission revenue during the year ended December 31, 2005. Of these revenues, food revenues accounted for approximately $500,000, swimwear and merchandise revenues accounted for approximately $554,000, rental from guest rooms accounted for approximately $176,000, and other services accounted for approximately $233,000.

Operating Expenses

Operating expenses for the year ended December 31, 2005 increased by approximately $1,494,000, or 47%, to approximately $4,696,000, compared to approximately $3,203,000 for the prior year. The $1,494,000 increase was attributable primarily to the following items compared to the prior year:

• advertising expense increased by approximately $243,000;
• utility and fuel expenses increased by approximately $640,000 due to increased heating and air conditioning costs attributable to the Water Palace and our various restaurants;
• payroll expenses increased by approximately $394,000 due to the increased number of employees hired for the summer season;
• printing expenses increased by approximately $260,000; and
• repair expenses increased by approximately $82,000.

In addition, land usage fees decreased by approximately $125,000, to approximately $434,000, compared to land usage fees of approximately $559,000 in the prior year, as a result of 67,300 square meters (equivalent of approximately 724,000 square feet) of reduced land occupation.

General and Administrative Expenses

The general and administrative expenses for the year ended December 31, 2005 decreased by approximately $1,168,000, or 35%, to approximately $2,145,000, compared to approximately $3,312,000 for the prior year. The decrease was primarily attributable to decreased acquisition costs and professional fees related to our reorganization and recapitalization with GloTech Industries, Inc, where we incurred reorganization and recapitalization expenses of approximately $1,411,000 in the year ended December 31, 2004 compared to $0 in the year ended December 31, 2005. We also incurred a $62,000 increase in office rental expenses in the year ended December 31, 2005, compared to the year ended December 31, 2004. In addition, payroll expenses increased approximately $174,000, and property taxes increased approximately $40,000, for the year ended December 31, 2005 versus the prior year, and entertainment expenses decreased by $33,000 compared to the prior year, all of which were offset by the reorganization and recapitalization expenses incurred in 2004.

Cost of Products

The cost of products sold for the year ended December 31, 2005 increased by approximately $1,338,000, or 98%, to approximately $2,698,000, compared to $1,360,000 for the prior year. Of the $1,338,000 increase, we attributed approximately $659,000 to food services outside the Water Palace, which include the upgraded seafood restaurant, Western style restaurant and bar and KTV bar, approximately $513,000 in cost of goods sold from merchandise and swimwear sold in the Water Palace, which we did not incur in the prior year, and approximately $166,000 to food services inside the Water Palace, which we did not incur in the prior year.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2005 increased by approximately $903,000, or 40%, to approximately $3,207,000, compared to approximately $2,304,000 for the prior year. The increase was primarily due to depreciation related to the newly-remodeled seafood restaurant and the Water Palace, improvements to rides and sound equipment, and the digital screen and movable roof added to the motion film cinema.

Impairment Loss and Loss on Disposal of Fixed assets

We incurred loss on disposal of fixed assets for the year ended December 31, 2004 of approximately $321,000 in connection with the construction of Water Palace. However, we did not have any loss on disposal of fixed assets in 2005 other than an impairment loss of approximately $11.86 million. With the understanding that an additional Disney Theme Park may be built in Shanghai, we felt that the attraction of the Park to potential visitors would decrease. Attendance at the Water Palace during the winter of 2005 was much lower than expected, and we incurred an increase in advertising expenses and utility expenses. Because future operating profits of the Park may not meet original expectations, our board of directors believed that we should sell the current investment and use the proceeds to invest in other businesses. Our management explored the opportunity to sell the equity interest in the Park for more than a month and entered into a Share Purchase Agreement with Beijing Maidashi Investment Co., Ltd., whereby we sold our interest for $10 million. We hired a third party valuation specialist to render a fairness opinion on the transaction, which we expect to be available in April 2005. Management estimates that the impairment loss could range from $10.5 million to $12.5 million in relation to the estimated selling price ranging from $10 million to $12 million. As of December 31, 2005, the estimated impairment was approximately $11.86 million. The impairment loss was related mainly to building, building improvement, machinery and equipment. The estimated impairment loss was based on the undiscounted cash flow generated by using these assets, plus any estimated disposal value, minus the carrying value of these assets.

Operating Income (Loss)

Operating loss for the year ended December 31, 2005 increased by approximately $10,123,000, or 2,784%, to approximately $9,759,000, compared to the operating income of approximately $364,000 for the prior year. The increase in operating loss was due primarily to the impairment loss of approximately $11,865,000 related to the fixed assets, which was offset by the increase in revenue from the Water Palace and the newly-remodeled seafood restaurant and the decrease in reorganization-related expenses.

Interest Expenses

Interest expenses for the year ended December 31, 2005 increased by approximately $79,000, or 7%, to approximately $1,260,000, compared to approximately $1,182,000 for the prior year. The increase was due primarily to an increase in bank loan interest of approximately $320,000, which was offset by an approximately $240,000 decrease in non-cash interest expenses. As a percentage of total revenue, interest expenses accounted for approximately 8.5% for the year ended December 31, 2005, compared to 10.9% for the prior year. However, interest expenses related to stockholder loans decreased by approximately $16,000, to approximately $65,000, compared to approximately $81,000 for the prior year, due to a reduction in the interest rate granted by Weicheng International Inc., our majority stockholder.

Income Tax Provision

The income tax provision for the year ended December 31, 2005 decreased by approximately $54,000, or 8%, to approximately $621,000, compared to approximately $675,000 for the prior year. The decrease in income tax was attributed to the decrease in the taxable income generated by Fuhua.

Net Loss

We recorded a net loss of approximately $10,043,000 for the year ended December 31, 2005, an increase of approximately $8,350,000, or 493%, compared to a net loss of approximately $1,696,000 for the prior year. The increase in net loss was primarily attributable to the increase in the impairment loss, which was offset by the increase in revenues from the Water Palace and food services during the year ended December 31, 2005, and the decrease in reorganization transaction costs incurred during the year ended December 31, 2004. As a percentage of total revenue, the net loss for the year ended December 31, 2005 was 68% of the total revenue while the net loss for the prior year of 2004 was 16% of the total revenue.

Loss Per Share

The loss per share for the year ended December 31, 2005 was $0.16, compared to a loss per share of $0.03 for the prior year, representing an increase of 476%. While our net loss increased, there were 63,375,583 weighted average shares outstanding at December 31, 2005, compared to 61,525,122 weighted average shares outstanding at December 31, 2004.

Liquidity and Capital Resources

As of December 31, 2005, we had cash of approximately $755,000, compared to cash of approximately $836,000 as of December 31, 2004. We had a negative working capital of $5,855,000 at December 31, 2005, compared to a negative working capital of $6,472,000 as of December 31, 2004. We had outstanding bank loans of approximately $14,410,000 at December 31, 2005, compared to approximately $14,267,000 in outstanding bank loans at December 31, 2004, due to the change in exchange rates as result of the appreciation of RMB, the Chinese currency. We are preparing to negotiate with our banks to restructure our current loan arrangements. There is no assurance whether the banks will honor our request or not. The following analysis is based on the fact that we calculated cash flow amounts on the RMB cash flow and then translated into approximate US dollars.

Net cash provided by operating activities increased by $1,139,000, or 41%, to approximately $3,933,000 for the year ended December 31, 2005, compared to approximately $2,795,000 for the prior year. The increase was due primarily to changes in non-cash adjusting items related to the statement of operations, such as the increase in net loss by $8,347,000, offset by the impairment loss of $11,865,000, which we did not incur in 2004. In addition, we did not incur a loss of $321,000 on disposal of fixed assets in 2005, as we did in 2004, and we did not incur $1,093,000 in consulting expenses through issuing stock warrants, as we did in 2004. Also, depreciation expenses increased in 2005 by approximately 903,000, amortization of discounts on convertible notes decreased by approximately $114,000, and interest related to shareholder loans increased by $65,000, which was offset by dividends receivable. The following list summarizes the changes in operating assets and liabilities during the years ended December 31, 2005 and 2004:

• Account receivable increased by $28,000 (negative cash flow);
• Inventories decreased by approximately $281,000 (positive cash flow);
• Accounts payable increased by $9,000 (positive cash flow);
• Accrued liabilities decreased by $226,000 (negative cash flow);
• Deferred revenue increased by $43,000 (negative cash flow);
• Deferred loan cost decreased by $29,000 (positive cash flow); and
• Employee bonus and welfare decreased $58,000 (negative cash flow).

Net cash used in investing activities decreased by approximately $1,489,000, or 23%, to approximately $4,932,000 for the year ended December 31, 2005, compared to net cash used in investing activities of approximately $6,421,000 for the prior year. We did not have any collection of amount due from a related party and the proceeds of disposing land usage right in 2005, which accounted for approximately $6.45 million. We incurred cash disbursements of approximately $4.9 million in 2005 in connection with construction of the Water Palace compared to cash disbursements of approximately $12.87 million in 2004 also in connection with construction of Water Palace. The decrease in purchasing fixed assets was offset by the decrease of proceeds from collection of related party receivables and proceeds of disposal of other assets in 2004, resulting in a net increase of approximately $1,489,000.

Net cash provided by financing activities decreased by approximately $3,299,000, or 97%, to approximately $86,000 for the year ended December 31, 2005, compared to net positive cash of approximately $3,386,000 for the prior year. We repaid to Neo-Luck approximately $451,000 net of borrowings in 2005, compared to net borrowings of $2,230,000 in 2004, resulting in a swing of $2,680,000 negative cash flow. We received approximately $312,000 in proceeds through issuing convertible notes in 2005, compared to $1.2 million in proceeds in 2004, which was offset by $300,000 in proceeds through issuing common stock, which accounted for a net decrease of $589,000. We did not have any repayments of convertible notes in 2005, compared to approximately $90,000 in 2004. We did have net repayments of approximately $26,000 on shareholders' loans in 2005, compared to the net proceeds of $46,000 from shareholders' loans in 2004. We did not have any borrowing and repayment in Fuhua regarding the long-term bank loans in 2005.

We invested approximately $21 million in the construction of the Water Palace since 2003. The actual cost of constructing the Water Palace significantly exceeded our estimates, which we attribute to:

• the increase in steel usage;
• the increase in construction material costs;
• the changes and improvements to the architectural design made after construction commenced; and
• the capitalized interest expenses related to the increase in outstanding bank loans incurred as a result of the extended construction period.

The excessive cost of building the Water Palace has led to much higher depreciation expense which offset a bulk of operating profit because of its fixed expense in nature and could be a significant reason resulting in the impairment loss.

On January 31, 2006, we signed a share purchase agreement with Beijing Maidashi Investment Co., Ltd. (Buyer), a China based company, to sell our equity interest in Fuhua Amusement Part to the Buyer for a consideration of $10 million.  Pursuant to the signed Share Purchase Agreement, the purchase price will be paid as follows:  20% of $10 million to be paid within 7 days after signing the agreement; 50% of $10 million to be paid within two months after signing the agreement; and remaining 30% of $10 million to be paid within three months after signing the agreement.  Therefore, this transaction is expected to e closed at the end of April 2006.

Pursuant to the Article 3.3 of the signed Share Purchase Agreement, Buyer understands and is satisfied with its inspections and reviews, its questions have been answered to its satisfaction, and it has made an independent determination of the value of the shares and the assets and liabilities, including contingent, unknown or unliquidated liabilities, of Fuhua and is not relying on us with respect to these matters.  Buyer has consulted with such legal, financial and other experts and consultants as Buyer has determined appropriate to advise Buyer regarding its visits, reviews and inspections, and on all aspects of Fuhua, including Fuhua's business and financial affairs and status, the shares and the purchase price.  Accordingly, Buyer will assume all outstanding liabilities including the outstanding bank loans in Fuhua at the time the transaction is closed and be responsible for the repayment of these outstanding banking loans.

We collected $10 million from the Buyer as of March 31, 2006.  We deposited the last $2 million of the $10 million in proceeds on April 3, 2006.  We are planning to explore any acquisition target with a promising future which could increase our shareholders' value from their  investment in our stock.  As of March 31, 2006, we have not made a decision as to any target company.

We expected that we would use the proceeds of approximately $386,000 to be collected from Neo-Luck to pay the expenses accrued at December 31, 2005, and the expenses to be incurred in the first quarter of 2006 and that in case the proceeds of $386,000 are not adequate to pay all of expenses, we may use the cash from the proceeds of $10 million.  Therefore, it is possible that the amount to be used for investment may not be the full amount of $10 million.

Newly Issued Accounting Pronouncements

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require us to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For small business filers, this Statement is effective beginning January 1, 2006.  We do not expect that the adoption of SFAS No. 123R will have a significant impact on our financial position or results of operations.

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to the prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS No. 154 will have a material effect on our results of operations or financial condition.

Item 7. Financial Statements.

Please refer to Financial Statements on pages F-1 to F-26.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Based on the evaluation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures as of December 31, 2005, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15(e) promulgated by the Securities and Exchange Commission. There have been no significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005.

Item 8B. Other Information.

Our majority stockholder, Weicheng International Inc., experienced a change of control through a sale of 100% of its stock during 2005. We did not receive any proceeds from the consummation of this sale and this transaction had no effect on Weicheng International Inc.'s ownership of us.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers
The following table sets forth our current directors and executive officers:

Name	Served as an Executive Officer Since	Age	Position with the Registrant and Other Principal Occupations
Stanley Wu	2003	72

Director from December 19, 2003 to present, and President and Chief Executive Officer from December 19, 2003 to March 15, 2004. Mr. Wu is the founder and Chairman of the Jimswood Group of companies in California, which have holdings and joint venture interests in Japan, China, Mexico and the United States.

Xiaofang Ji	2005	45

Chief Executive Officer from September 1, 2005 to present; Director from December 1, 2005 to present. Ms. Ji has served as our Chief Executive Officer since September 1, 2005. Since April 2001, Ms. Ji has served as Chairman and President of Beijing SWT Optical Communication Technology Co., LTD., a Sino-foreign joint venture headquartered in Beijing, China engaged in research and development, manufacturing and distribution of optical communication components. Prior to her position with Beijing SWT Optical Communication Technology Co., LTD., Ms. Ji served as Vice President of Weicheng International Inc. and Chairman of several Hong Kong-based companies. We have not entered into an employment agreement with Ms. Ji.

Leliang Zhang	2005	35

Director and Chief Financial Officer from December 1, 2005 to present. Mr. Zhang has served as Controller of Oriental Intra-Asia (China) Entertainment Co. since June 2004. He also served as Controller of Shandong Baorui Company from December 2002 to May 2004 and Manager of the Finance Department of Weifang Yuanfei Hotel from September 1997 to November 2002.

James Reskin	2004	47

Director from September 28, 2004 to present, and President and Chief Executive Officer from March 15, 2004 to September 28, 2004. In addition to practicing law in his own firm, James A. Reskin & Associates, since 1986, Mr. Reskin provides consulting services to small businesses as a founding partner of Practical Business Concepts, LLC. He served as president and later CEO of FullCircle Registry, Inc. (OTCBB: FLCR) until March 2003.

None of the above officers is related to any other.

Section 16(a) of the Exchange Act requires our directors, certain officers and persons who own more than ten percent (10%) of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in ownership of our common stock held by such persons. Each of Stanley Wu, Xiaofang Ji, Leliang Zhang and James Reskin failed to timely file a Form 3 on February 7, 2006, when we filed Form 8-A registering our common stock pursuant to Section 12(g) of the Exchange Act. We informed the reporting persons of their filing obligations.

Audit Committee Financial Expert

Our Board of Directors functions as our audit committee. Leliang Zhang, our Chief Financial Officer and one of our Directors, has extensive experience in accounting and financial matters but is not proficient in generally accepted accounting principles in the United States. We are actively recruiting a financial expert to serve on our Board of Directors. We do not currently have any independent directors on the Audit Committee.

Code of Ethics

A copy of our Code of Ethics and Business Conduct is attached as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed on March 31, 2005.

Item 10. Executive Compensation.

The following tables show the compensation earned during the previous three years by each of our executive officers and the executive officers of Intra-Asia Delaware who received compensation during these years. We paid no other miscellaneous compensation, and did not grant stock options, during these years. Only compensation paid subsequent to December 19, 2003 is related to our current business.

1. Registrant Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Heinz Fraunhoffer, CEO	January 1, 2003 to December 19, 2003	80,000	-0-	-0-
Stanley Wu, CEO	December 19, 2003 to March 15, 2004	-0-	-0-	-0-
Duo Wang, CFO	December 19, 2003 to March 15, 2004	-0-	-0-	-0-(1)
James A. Reskin, CEO and CFO	March 15, 2004 to September 28, 2004	-0-	-0-	10,000(2)
Joseph Visconti, CEO	September 28, 2004 to September 1, 2005	180,000(3)	-0-	-0-(4)
Duo Wang, CFO	September 28, 2004 to December 1, 2005	-0-	-0-	-0-(1)
Xiaofang Ji, CEO	September 1, 2005 to present	100,000(5)	-0-(5)	-0-
Leliang Zhang, CFO	December 1, 2005 to present	40,000(6)	-0-(6)	-0-

(1) Mr. Wang received compensation from Weifang Neo-Luck (Group) for his services as Manager of its Finance Department.
(2) We compensated Mr. Reskin for legal services provided to us.

(3) Mr. Visconti also served as Chief Executive Officer of Intra-Asia Delaware. Mr. Visconti received monthly compensation of $15,000 for his services as our and Intra-Asia Delaware's Chief Executive Officer. Mr. Visconti never entered into a written employment agreement with us or Intra-Asia Delaware.

(4) See Item 12, Certain Relationships and Related Transactions, below.

(5) Ms. Ji also serves as Chief Executive Officer of Intra-Asia Delaware. Ms. Ji receives annual compensation of $100,000 for her services as our and Intra-Asia Delaware's Chief Executive Officer and is eligible to receive certain performance bonuses from us. Ms. Ji has not entered into a written employment agreement with us or Intra-Asia Delaware.

(6) Mr. Zhang is also eligible to receive certain performance bonuses from us. Mr. Zhang has not entered into a written employment agreement with us.

On March 1, 2004, our Board of Directors authorized the issuance of a Warrant to purchase up to 100,000 shares of our common stock at $0.30 per share to each of our then-acting directors, namely, Stanley Wu, George K. Cheng, Yancen Lu, Duo Wang, James A. Reskin and Davisson Wu. We never issued these Warrants. Effective March 30, 2005, our existing Board of Directors rescinded the Board's March 1, 2004 action related to the above-described Warrants.

2. Intra-Asia Delaware Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Michael B. Demetrios, CEO	2003 to April 15, 2004	125,000	-0-	-0-
Joseph Visconti, CEO	April 15, 2004 to September 1, 2005	180,000(1)	-0-	-0-(2)
Xiaofang Ji, CEO	September 1, 2005 to present	100,000(3)	-0-(3)	-0-

(1) Mr. Visconti also served as our Chief Executive Officer. Mr. Visconti received monthly compensation of $15,000 for his services as our and Intra-Asia Delaware's Chief Executive Officer. Mr. Visconti never entered into a written employment agreement with us or Intra-Asia Delaware.

(2) See Item 12, Certain Relationships and Related Transactions, below.

(3) Ms. Ji also serves as our Chief Executive Officer. Ms. Ji receives annual compensation of $100,000 for her services as our and Intra-Asia Delaware's Chief Executive Officer. Ms. Ji has not entered into a written employment agreement with us or Intra-Asia Delaware.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock, as of March 14, 2006, of (i) persons who own more than five percent of our common stock (ii) our named executive officers, and (iii) our current directors and executive officers as a group:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class
Common Stock, $.001 par value	Weicheng International Inc. 1111 Corporate Center Rd. Suite 203B Monterey Park, CA 91754	39,530,400	61.54%
Common Stock, $.001 par value	Foster Growth Ltd. PO Box 957 Tortola, BVI	4,131,302	6.43%
Common Stock, $.001 par value	Stanley Wu 184 S. Trish Ct. Anaheim Hills, CA 92808	1,562,700(1)	2.43%
Common Stock, $.001 par value	Xiaofang Ji 10th Floor, Room 1009 Tower C2, Oriental Plaza No.1 Cahng'an Ave. Beijing, China	No shares	No shares
Common Stock, $.001 par value	Leliang Zhang 10th Floor, Room 1009 Tower C2, Oriental Plaza No.1 Cahng'an Ave. Beijing, China	No shares	No shares
Common Stock, $.001 par value	James Reskin 520 S. Fourth Ave., Suite 400 Louisville, KY 40202	96,835(2)	0.15%
Common Stock, $.001 par value	Directors and executive officers as a group	1,659,535	2.58%

(1) Mr. Wu beneficially owns 1,562,700 shares through his wife, Jenny T. Wu, who owns 812,080 shares, and his sons, Christopher and Davisson Wu, who own 450,620 and 300,000 shares, respectively.

(2) Mr. Reskin beneficially owns 93,110 shares directly and 3,725 shares through Marmaduke Capital Partners, LLC, a Kentucky limited liability company, of which Mr. Reskin is managing member and owns more than 10% of the total membership units. Mr. Reskin also owns less than 1% of Fullcircle Registry, Inc., a publicly-traded company that owns 186,220 shares of our common stock. Mr. Reskin is not an affiliate of Fullcircle Registry, Inc. and therefore is not deemed to be a beneficial owner of any shares of our common stock by virtue of being a stockholder in Fullcircle Registry, Inc.

Item 12. Certain Relationships and Related Transactions.

On September 5, 2000, our subsidiary, Intra-Asia Delaware, and our majority shareholder, Weicheng International Inc., entered into a loan agreement whereby Weicheng agreed to loan Intra-Asia Delaware certain proceeds on an as-needed basis, to bear interest at 6% per annum, and with the total outstanding principal and interest to mature on September 5, 2003. In January 2003, Weicheng extended the maturity date of the loan to September 5, 2004 as a result of our withdrawn initial public offering in January 2003 and lack of cash. In addition, Weicheng waived interest payments on the loan until Intra-Asia Delaware generated positive cash flow or raised sufficient cash. At December 31, 2002 accrued interest on the loan was $166,217, which we converted into capital. At December 31, 2003 accrued interest on the loan was $103,985, which we converted into capital. In September 2004 Weicheng extended the maturity date of the loan to September 30, 2006 and waived the payment of accrued interest as of September 30, 2004. A new interest rate of 5% per annum became effective as of October 1, 2004. At September 30, 2004 accrued interest on the loan was $60,903, which we converted into capital. At December 31, 2005 the outstanding principal and interest on the loan payable to Weicheng was $1,372,514.

During 2003 and 2004, Weicheng advanced $104,334 and $3,868, respectively, to Intra-Asia Delaware. We made repayments of $57,964 and $29,674 in 2004 and 2005, respectively.

On February 17, 2004, we issued to ValueRich, Inc. a Warrant to purchase up to 4,000,000 shares of our common stock at $0.30 per share, as partial compensation for consulting services rendered in connection with the January 2004 share exchange by ValueRich, Inc., its affiliate, J. Stephen & Company, Inc., and its associate, CCC Interests Limited. The Warrant also provided for the purchase of up to 2,000,000 shares of our common stock at $0.30 per share, provided we received gross proceeds of not less than $500,000 from a European offering. We never consummated the European offering. Joseph Visconti, our then Chief Executive Officer, President and director owned approximately 60% of the outstanding shares, of ValueRich, Inc. Mr. Visconti is also the President, a director, and owns approximately 20% of the outstanding shares, of J. Stephen & Company, Inc. Our Board of Directors did not authorize the issuance of the Warrant to ValueRich, Inc. Effective as of August 2, 2004, ValueRich, Inc. agreed to cancel the Warrant in consideration of our issuance, to each of J. Stephen & Company, Inc. and CCC Interests Limited, of a Stock Purchase Warrant to purchase 1,600,000 shares of our common stock at $0.35 per share. Our Board of Directors authorized the issuance of the Warrants to J. Stephen & Company, Inc. and CCC Interests Limited. The Warrants are exercisable in whole or in part at any time and expire on August 2, 2009. In addition to registration rights, the Warrants provide anti-dilution protections.

Item 13. Exhibits.

EXHIBITS

Exhibit Number	Description

2.1

Agreement and Plan of Reorganization, dated as of December 19, 2003, and Addendum thereto dated as of September 30, 2004 (incorporated herein by reference to Exhibit No. 2 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 as filed on December 14, 2004).

2.2	Share Purchase Agreement, dated as of January 31, 2006.

3.1

Amended and Restated Articles of Incorporation of Intra-Asia Entertainment Corporation dated as of December 19, 2003 (incorporated herein by reference to Exhibit No. 3.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 as filed on March 31, 2005).

3.2	Bylaws (incorporated herein by reference to Exhibit No. 3.2 to our Form SB-2 filed on March 30, 1999).

14	Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit No. 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 as filed on March 31, 2005).

16	Letter on change in certifying accountant (incorporated by reference to Exhibit No. 2 to our Form 8-K filed on December 14, 2004).
31.1	Rule 13a-14(a) Certification of Xiaofang Ji for the Form 10-KSB for the year ended December 31, 2005.

31.2	Rule 13a-14(a) Certification of Leliang Zhang for the Form 10-KSB for the year ended December 31, 2005.

32.1

Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Xiaofang Ji and Leliang Zhang for the 10-KSB for the year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the years ending December 31, 2005 and 2004 for professional services rendered by BDO Shanghai Zhonghua for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSBs were $130,500 and $87,500, respectively.

The aggregate fees billed for the year ending December 31, 2004 for professional services rendered by Pritchett, Siler & Hardy, P.C. for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB were $37,295.

Tax Fees
The aggregate fees billed for the year ending December 31, 2004 for professional services rendered by Pritchett, Siler & Hardy, P.C. for tax compliance, tax advice, and tax planning were $561.

The aggregate fees billed for the year ending December 31, 2004 for professional services rendered by Wang, Potomac & Co. for tax compliance, tax advice, and tax planning were $25,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRA-ASIA ENTERTAINMENT CORPORATION

Dated: April 14, 2006	By : /s/ Xiaofang Ji
Xiaofang Ji, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Xiaofang Ji Xiaofang Ji	Chief Executive Officer (Principal Executive Officer), Chairman and Director	April 14, 2006

/s/ Leliang Zhang	Chief Financial Officer and Director	April 14, 2006
Leliang Zhang	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Stanley Wu	Director	April 14, 2006
Stanley Wu

/s/ James A. Reskin	Director	April 14, 2006
James A. Reskin

SUPPLEMENTAL INFORMATION

No annual report or proxy material has been sent to our security holders.

INDEX TO EXHIBITS

Exhibit Number	Description

2

Agreement and Plan of Reorganization, dated as of December 19, 2003, and Addendum thereto dated as of September 30, 2004 (incorporated herein by reference to Exhibit No. 2 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 as filed on December 14, 2004).

2.2	Share Purchase Agreement, dated as of January 31, 2006.

3.1

Amended and Restated Articles of Incorporation of Intra-Asia Entertainment Corporation dated as of December 19, 2003 (incorporated herein by reference to Exhibit No. 3.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 as filed on March 31, 2005).

3.3	Bylaws (incorporated herein by reference to Exhibit No. 3.2 to our Form SB-2 filed on March 30, 1999).

14	Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit No. 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 as filed on March 31, 2005).

16	Letter on change in certifying accountant (incorporated by reference to Exhibit No. 2 to our Form 8-K filed on December 14, 2004).

31.1	Rule 13a-14(a) Certification of Xiaofang Ji for the Form 10-KSB for the year ended December 31, 2005.

31.2	Rule 13a-14(a) Certification of Leliang Zhang for the Form 10-KSB for the year ended December 31, 2005.

32.1

Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Xiaofang Ji and Leliang Zhang for the 10-KSB for the year ended December 31, 2005.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

_______________________

REPORT ON AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 and 2005

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Intra-Asia Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Intra-Asia Entertainment Corporation (the "Company") as of December 31, 2004 and 2005 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intra-Asia Entertainment Corporation, as of December 31, 2004 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO Shanghai Zhonghua

Shanghai, PRC
March 31, 2006

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
	December 31,
	2004	2005

ASSETS

Current assets:
Cash	$836,222	$754,909
Trade receivable	-	491,694
Other receivables	458,445	470,184
Inventories	264,390	181,705
Amounts due from a related party	-	386,054

Total current assets	1,559,057	2,284,546

Deferred loan commission	60,084	13,267

Property and equipment, net	40,832,051	30,415,942

Total assets	$42,451,192	$32,713,755

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term bank loans	$212,366	$161,965
Long-term bank loans - current portion	3,331,408	4,270,726
Accounts payable	533,733	827,120
Accrued liabilities	656,314	606,656
Deferred revenue -- membership dues	863,408	818,311
Employee bonus and welfare fund	136,757	140,253
Convertible notes -- current	66,777	511,453
Amount due to a related party	2,230,411	803,016

Total current liabilities	8,031,174	8,139,500

Long-term bank loans, less current portion	10,723,471	9,976,926
Convertible notes -- long term	661,210	-
Stockholder's loan -- long term	1,316,892	2,788,035

Total liabilities	20,732,747	20,904,461

Commitments and contingencies

Minority interest	3,339,402	1,804,568

Stockholders' equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized, 61,782,218 and 64,182,283 shares issued and outstanding	61,782	64,182
Additional paid-in capital	20,028,401	21,310,816
Retained earnings (Accumulated deficits)	2,481,307	(7,561,773)
Accumulated other comprehensive loss -- translation adjustments	(4,192,447)	(3,808,499)

Total stockholder's equity	18,379,043	10,004,726

Total liabilities and stockholders' equity	$42,451,192	$32,713,755

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2004		2005
Revenues:
Amusement park admissions	$7,911,866		$9,247,390
Amusement park food, merchandise and other	2,952,237		5,604,142

Total revenues	10,864,103		14,851,532

Operating costs and expenses:
Operating expenses	3,202,551		4,696,338
General and administrative	3,312,439		2,144,611
Cost of products sold	1,359,992		2,697,781
Depreciation and amortization	2,304,136		3,207,317
Loss on disposal of fixed assets	321,407		-
Impairment loss	-		11,864,787

Total operating costs and expenses	10,500,525		24,610,834

Income (loss) from operations	363,578		(9,759,302)

Interest expense	(1,181,536)		(1,260,115)
Other income (expense), net	2,090		711

Loss before income taxes	(815,868)		(11,018,706)

Income taxes	674,662		620,688

Loss before minority interest	(1,490,530)		(11,639,394)

Minority interest in Fuhua	205,222		(1,596,314)

Net loss	$(1,695,752	) $	(10,043,080)

Weighted average common shares outstanding - basic	61,525,122		63,375,583

Earnings per share -- basic	$(0.03	) $	(0.16)

Comprehensive loss:
Net loss	$(1,695,752	) $	(10,043,080)
Translation adjustments	(456)		383,948

Comprehensive loss	$(1,696,208	) $	(9,659,132)

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2005

	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficits)		Accumulated Other Comprehensive Loss		Total Stockholders' Equity

Balance, December 31, 2003	56,000,000	$56,000	$17,848,504	$4,177,059		$(4,192,903	) $	17,888,660

Reorganization and recapitalization	5,102,218	5,102	(34,301)	-		-		(29,199)
Deemed interest due to repricing warrant exercise price and conversion price	-	-	120,980	-		-		120,980
Beneficial conversion feature on convertible notes	-	-	471,234	-		-		471,234
Deemed interest due to warrants issued related to convertible notes	-	-	117,724	-		-		117,724
Conversion of notes payable into shares	680,000	680	339,320	-		-		340,000
Warrants issued for finder's fee	-	-	1,092,800	-		-		1,092,800
Forgiveness of liabilities	-	-	60,903			-		60,903
Donation received by Fuhua (85% interest)	-	-	11,237	-		-		11,237
Net income	-	-	-	(1,695,752)		-		(1,695,752)
Translation adjustments	-	-	-	-		456		456

Balance, December 31, 2004	61,782,218	61,782	20,028,401	2,481,307		(4,192,447)		18,379,043

Conversion of principal of notes payable	1,283,036	1,283	613,167	-		-		614,450
Conversion of accrued interest	117,029	117	53,463	-		-		53,580
Liability assumed by CEO	-	-	26,870	-		-		26,870
Donation received by Fuhua (85% interest)	-	-	8,571	-		-		8,571
Issuance of common shares	1,000,000	1,000	379,000	-		-		380,000
Forgiveness of liability	-	-	2,851	-		-		2,851
Beneficial conversion features on convertible notes	-	-	99,837	-		-		99,837
Deemed interest due to warrants issued related to convertible notes payable	-	-	98,656	-		-		98,656
Translation adjustments	-	-	-	-		383,948		383,948
Net income	-	-	-	(10,043,080)		-		(10,043,080)

Balance, December 31, 2005	64,182,283	$64,182	$21,310,816	$(7,561,773	) $	(3,808,499	) $	10,004,726

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	Years Ended December 31,
	2004		2005
Cash flows from operating activities:
Net income (loss)	$(1,695,752	) $	(10,043,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	205,222		(1,596,314)
Depreciation	2,304,136		3,207,317
Stock compensation	-		80,000
Amortization of discounts to convertible notes	530,514		416,294
Warrants issued as consulting expenses	1,092,800		-
Interest expense on shareholder loan	-		65,370
Forgiven interest on stockholder loan	60,903		-
Loss on disposal of fixed assets	321,407		-
Impairment loss	-		11,864,787
Changes in assets and liabilities:
Receivables	(390,163)		(417,962)
Inventories	(200,605)		80,456
Accounts payable	304,773		314,014
Accrued liabilities	263,566		37,127
Staff bonus and welfare	58,145		-
Deferred revenue	-		(43,423)
Deferred loan commission	(60,084)		(31,168)

Net cash provided by operating activities	2,794,862		3,933,418

Cash flows from investing activities:
Proceeds from disposal of fixed assets	3,020,600		-
Related party receivable	3,430,598		-
Purchase of property and equipment and construction in progress	(12,871,951)		(4,931,537)

Net cash used in investing activities	(6,420,753)		(4,931,537)

Cash flows from financing activities:
Proceeds from issuing convertible notes	1,201,000		311,680
Proceeds from issuing common shares	-		300,000
Repayments of convertible notes	(89,635)		-
Proceeds from bank loans	2,416,480		-
Repayment on bank loans	(2,418,896)		(49,064)
Proceeds from stockholder's loan	104,334		3,868
Repayment to shareholder's loan	(57,964)		(29,674)
Amount due to related party	2,230,411		(450,546)

Net cash provided by financing activities	3,385,730		86,264

Effect of changes in exchange rate on cash	2,771		830,542

Net increase in cash	(237,390)		(81,313)

Cash, beginning of year	1,073,612		836,222

Cash, end of year	836,222		$754,909

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	977,682		$778,392
Income taxes	690,745		619,888

See accompanying notes to consolidated financial statements

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION

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

On December 19, 2003, the Company entered into an Agreement and Plan of Reorganization ("the Agreement") with GloTech Industries, Inc. (GloTech thereafter), a public reporting company established under the laws of the State of Nevada, pursuant to which GloTech would issue 56 million shares of its common stock in exchange for 100% equity interest of Intra-Asia and the existing shareholders at GloTech after acquisition would account for 5,102,218 shares of common stock through a 1-for-5.37 reverse split. As required by the Agreement, on December 19, 2003, GloTech amended its Articles of Incorporation to change the corporation's name to Intra-Asia Entertainment Corporation (Nevada). On January 2, 2004, that reverse stock split was effective. On January 6, 2004, GloTech's stock transfer agent finished the shareholder record transfer and issued the shares to Intra-Asia. Consequently, a Form 8-K was filed on January 6, 2004.

According to Article III, 3.01, (f) of the signed Agreement and Plan of Reorganization, "GloTech agrees that its assets will be of sufficient nature and value so as to pay off all liabilities when required by Intra-Asia without use, sale or pledging any assets of Intra-Asia. This guarantee shall survive the Closing." In line with this Article and the audited balance sheet of GloTech at December 31, 2003, the Closing was delayed until September 30, 2004.

During the nine months ended September 30, 2004, both GloTech and Intra-Asia have tried their best effort to resolve the liabilities presented on GloTech's balance sheet at December 31, 2003. As of September 30, 2004, both GloTech and Intra-Asia believed that the identified liabilities on GloTech's balance sheet had been almost resolved except approximately $29,199 of accounts payable left on the balance sheet as of September 30, 2004. Therefore, both parties agreed that the aforementioned reverse acquisition should be closed.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 1 -- ORGANIZATION AND BASIS OF PRESENTATION (Continued)

The aforementioned stock exchange transaction made Intra-Asia (Delaware) a wholly owned subsidiary of GloTech after issuing 56 million shares of GloTech's common stock and resulted in the stockholders of Intra-Asia (Delaware) obtaining a majority voting interest in GloTech. Generally accepted accounting principles in the United States require an assessment of which entity is considered the accounting acquirer when an exchange of stock occurs regardless of the legal form of the acquisition. The factors to consider include which entity's stockholders will own the majority of the voting common stock after the acquisition and the composition of the governing body and the management of the company after the acquisition. Based on the aforementioned factors, Intra-Asia was determined to be the acquirer for accounting purposes. Additionally, when an acquisition takes place between a company with minimal or no operations (a shell company) and an operating company, the transaction is treated as a recapitalization rather than a business combination. As GloTech is considered to be a shell company, the transaction was treated as a recapitalization of Intra-Asia.

Intra-Asia is the continuing operating entity for financial reporting purposes, and the accompanying financial statements prior to September 30, 2004 represent Intra-Asia's financial position and results of operations. As of September 30, 2004, GloTech had negative net assets of $29,199 with 5,102,218 shares of common stock outstanding, all of which were included in the consolidated financial statements of Intra-Asia. Although Intra-Asia is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of GloTech as the surviving corporation did not change.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Construction in Progress

Construction in progress is stated at cost. Interest costs incurred in relation to construction are capitalized into the relevant property and equipment and depreciated over their estimated useful life in accordance with SFAS No. 34. The capitalized interest in the year ended December 31, 2004 and 2005 was $486,471 and $0, respectively, as result of building a new indoor water park in the same place where the old outdoor water park was built.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company expenses amounts paid for advertising and marketing in the period such amounts are incurred. Advertising expense was $866,256 and $1,108,564 for the years ended December 31, 2004 and 2005, respectively.

Rent Expense on Land Lease

The Company does not account for rent relating to the land lease under the straight-line method as the Company believes that the difference in rent between actual and straight-lined amounts in each year during the lease term is immaterial to the annual financial statements. The Company recognizes land lease expense based on the actual amount as incurred.

Long-Lived Assets

Effective January 1, 2002, the Company applied the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was impairment of long-lived assets about $0 and $11,864,787 in the years ended December 31, 2004 and 2005, respectively.

Fair Value of Financial Instruments

The carrying amount of cash, other receivables, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's bank loans approximate fair value because the interest rates on these loans are subject to change with market interest rates. Due from related parties does not bear any interest and its carrying amount is reasonable estimates of its fair value as the imputed interest is immaterial. The stockholder's loan from Weicheng bears interest at 5% per annum, which was similar to the market interest rate under the similar risk and terms at September 30, 2004. The promissory notes associated with convertible loans carried interest at 8% per annum, which was similar to the market interest rate under the similar riska nd terms at December 2005.

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

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity. At December 31, 2004 and 2005, the outstanding warrants representing 4,349,478 and 5,388,115 shares of the Company's common stock were excluded from computation because of anti-dilution.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from employees and non-employees in exchange for equity instruments. SFAS No. 123 also gives the option, for employees only, to account for stock-based compensation, utilizing the intrinsic method, in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock issued to Employees." The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB No. 25 and to provide the proforma disclosures required by SFAS No. 123. As of December 31, 2005 and 2004, the Company has not granted any stock options to employees.

The Company calculates the fair value of stock warrant granted on the date of the grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions:

	Years Ended December 31,
	2004	2005

Risk-free interest rate	1.68-3.09%	2.82-4.39%
Expected life in years	1.5	0.32-1.24
Dividend yield	-	-
Expected volatility	128-213%	135-153%

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

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB announced that SFAS No. 123R (revised December 2004), "Share-Based Payment," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after June 15, 2005. The Company will adopt this Statement on January 1, 2006 and will not expect any material impact on its financial statement.

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to the prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on its results of operations or financial condition.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current presentation.

NOTE 3 -- PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,
	2004	2005

Buildings	$19,323,918	$29,071,344
Land and buildings improvement	4,111,396	3,920,206
Rides and attractions	14,743,472	14,759,970
Vehicles	17,368	34,524
Other equipment	524,054	620,868
Construction in progress	16,722,500	215,003

	55,492,708	48,671,905
Accumulated depreciation	(14,660,657)	(18,255,963)

	$40,832,051	$30,415,942

On December 20, 2005, the Board of Directors of the Company authorized Ms. Ji, CEO of the Company, to enter into a confidentiality agreement with a potential buyer to allow this potential buyer to conduct due diligence. On January 10, 2006, the preliminary terms about selling the interest in Fuhua by the Company were discussed with the Board. Management and the Board estimated the impairment loss at Fuhua as of December 31, 2005 could range from $10.5 million to $12.5 million that based on the estimated sale price ranging from $10 million to $12 million. On January 31, 2006, the Company signed a share purchase agreement with Beijing Maidashi Investment Co., Ltd. (Buyer), a China based company, to sell all of its equity interest in Fuhua Amusement Park to the Buyer for a consideration of $10 million. Based on the signed agreement, the Company estimated the impairment loss at Fuhua to be approximately $11.86 million as of December 30, 2005. The above summary list of property and equipment has presented the effect of netting the estimated impairment loss.

NOTE 4 -- SHORT-TERM BANK LOANS

At December 31, 2004 and 2005, short-term bank borrowings consist of revolving bank loans of $212,366 and $161,965 from commercial banks in China, respectively. At December 31, 2004 and 2005, the loans were denominated in Renminbi and U.S. dollars and had terms ranging from three months to twelve months with interest rates ranging from 5.1000% to 7.5600% per annum subject to change based on the notice from the central bank: People's Bank of China. The loans are unsecured and guaranteed by Neo-Luck.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 5 -- LONG-TERM BANK LOANS

Long-term bank loans are summarized as follows:

	December 31,
	2004	2005

U.S. dollar-denominated loan from the Agricultural Bank of China, bearing interest at 7.29% per annum at both December 31, 2004 and 2005. The interest rate is subject to change based on notice from the People's Bank of China.	$4,136,000	$4,136,000

U.S.$800,000 (part of the above loan) was renewed in a separate loan document, maturing on October 9, 2007, bearing interest at 7.29% per annum at December 31, 2004 and 2005. The interest rate is subject to change based on notice from the People's Bank of China.	800,000	800,000

U.S.$1,600,000 (part of the above loan) was renewed in a separate loan document, maturing on November 14, 2006, bearing interest at 7.29% per annum at December 31, 2004 and 2005. The interest rate is subject to change based on notice from People's Bank of China.	1,600,000	1,600,000

RMB-denominated loan (RMB35 million) from Agricultural Bank of China, bearing interest at 8.3160% per annum at both December 31, 2004 and 2005. The interest rate is subject to change based on notice from the People's Bank of China.	4,229,000	4,337,000

RMB-denominated loan from Agricultural Bank of China, RMB2.23 million maturing on November 15, 2009 and RMB5 million maturing on December 20, 2006, bearing interest at 7.7220% per annum at December 31, 2004 and 2005. The interest rate is subject to change based on notice from the People's Bank of China.	873,000	896,000

RMB-denominated loan (RMB20 million) from Agricultural Bank of China, maturing on December 30, 2007, bearing interest at 5.58% per annum at December 31, 2004 and 7.6050% at December 31, 2005. The interest rate is subject to change based on notice from The People's Bank of China.	2,416, 000	2,478,000

	14,054,000	14,247,000
Current portion	(3,331,000)	(4,271,000)

	$10,723,000	$9,976,000

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 5 -- LONG-TERM BANK LOANS (Continued)

As of December 31, 2005, the payment schedules of all long-term loans, denominated by RMB and U.S. dollar respectively, are presented as follows:

Bank Loans Denominated in RMB			Bank Loans Denominated in U.S. Dollar

Principal of RMB35,000,000 (US$4,229,000)			Principal of US$6,536,000

Due Date		Amount to Pay	Due Date	Amount to Pay

06/20/06	Yen	4,500,000	06/20/06	$468,000
12/20/06		4,500,000	12/20/06	468,000
06/20/07		6,050,000	06/20/07	800,000
12/20/07		6,050,000	12/20/07	800,000
06/20/08		6,050,000	06/20/08	800,000
12/20/08		1,800,000	12/20/08	800,000
12/20/08		6,050,000

Subtotal	Yen	35,000,000		4,136,000

			10/09/07	800,000
Principal of RMB7,230,000 (US$873,000)			11/14/06	1,600,000

11/15/09	Yen	2,230,000	Subtotal	$6,536,000
12/20/06	Yen	5,000,000
12/30/07	Yen	20,000,000

Fuhua borrowed a term loan of RMB20 million from a commercial bank in March 2003 in order to complete the remodel project of its seafood restaurants and other restaurants inside the amusement park with the terms disclosed in the prior page. The loan was borrowed with the understanding with the bank if Fuhua has generated enough cash flow in the subsequent year, it should repay the loan principal as soon as possible. During the six months ended June 30, 2004, Fuhua repaid the entire outstanding principal of RMB20 million. On December 31, 2004, Fuhua borrowed the entire term loan of RMB20 million again to pay all contractors in order to finish the construction of indoor water plaza and to have a trial operation in the end of January 2005.

All of the loans scheduled above are unsecured and guaranteed by Neo-Luck and its affiliates.

Annual maturities of long-term bank loans during the five years subsequent to December 31, 2005 are as follows:

Years ending December 31,	Amount

2006	$4,271,000
2007	6,378,000
2008	3,322,000
2009	276,000

$14,247,000

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 6 -- RELATED PARTY TRANSACTIONS

The Company had certain transactions with Neo-Luck and its subsidiaries during the years ended December 31, 2004 and 2005, summarized as follows:

Fuhua paid to Neo-Luck income taxes of $689,945 and $619,888 in 2004 and 2005, respectively. Fuhua paid employee fringe benefits of $87,885 to Neo-Luck during the year ended December 31, 2004. Beginning January 1, 2005, the Company paid its employee fringe benefits directly to government agencies. Also the Company paid $61,758 to Neo-luck in 2005 for the office rented by Fuhua Amusement Park.

Fuhua Hotel, which is a subsidiary of Neo-Luck, provided Fuhua with heating and air conditioning service in exchange for fees of $120,821 and $655,157 in the year ended December 31, 2004 and 2005, respectively.

On October 1, 2004, Fuhua decided to give back the land usage right of a parcel land of 67,300 square meters which was originally intended to be used for its phase II expansion. On October 1, 2004, the carrying value of land development cost paid by Fuhua was approximately RMB25.0 million. The fair value of the land development cost was negotiated between Fuhua and Neo-Luck at RMB29.04 million due to the appreciation of land usage right. Consequently, a gain of approximately RMB4.04 (an equivalent of approximately $488,000) was resulted from this related party transaction. After giving back the land usage right, Fuhua revised the land lease agreement with Neo-Luck, the original land usage fee of RMB5 million per annum was reduced to RMB3.5 million per annum. In accordance with the terms of revised lease agreement about the land usage right, Fuhua paid land lease fees of RMB4,6250,000 and RMB3,500,000 (equivalent to approximately $558,798 and $433,694 respectively) in the years ended December 31, 2004 and 2005, respectively.

In the end of December 2004, Fuhua borrowed RMB18.46 million (equivalent of approximately $2.23 million) from Neo-Luck without bearing any interest. The amount due to Neo-Luck was due on demand and Fuhua expected to pay back during 2005. During the first quarter of 2005, Fuhua borrowed from Neo-Luck additional fund of RMB11.97 million (equivalent to approximately $1.447 million) without bearing interest. During the second quarter of 2005, Fuhua made a payment of RMB15.68 million (equivalent to approximately $1.92 million). During December 2005, Fuhua reclassified its dividends payable of approximately RMB14.23 million (equivalents of approximately $1,376,559) into amount due to Neo-Luck whereas the Company in the U.S. offset the principal of shareholder loan payable to Weicheng and accrued interest against dividends receivable. By doing so, Fuhua ended up owing to Neo-Luck long-term related party loan payable of RMB22.5 million (equivalent of approximately $2.788 million) and amount due to Neo-Luck of approximately RMB6.48 million (equivalent of approximately $803,000) at December 31, 2005, which did not bear any interest and is due on demand. Accordingly, this amount was presented as amount due to a related party as part of current liabilities on the balance sheet at December 31, 2005.

There was a shareholder loan in the United States with a balance of approximately $1,372,514 including principal of $1,291,086 and accrued interest (it was $15,598 at December 31, 2004) of approximately $81,428 at December 31, 2005. In September 2004, this shareholder loan was extended by Weicheng to mature on September 30, 2006 with interest at 5% per annum from October 1, 2004 to September 30, 2006. Weicheng advanced $104,334 and $3,868 during 2004 and 2005, respectively. The Company made repayment of $57,964 and $29,674 in 2004 and 2005, respectively.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 6 -- RELATED PARTY TRANSACTIONS (Continued)

During the above reclassification at Fuhua and the offsetting shareholder loan payable against dividends receivable in the U.S., the Company ended up with a related party receivable of approximately 386,000 at December 31, 2005 without bearing interest.

NOTE 7 -- MEMBERSHIP FEE AND DEFERRED REVENUE

Fuhua started the construction of a new indoor water park in February 2001 with a budgeted capital investment of approximately $6.5 million. During 2002, Fuhua sold certain memberships and received proceeds of approximately $863,000, totaling 237 memberships ranging from one year to lifetime memberships. The Company recorded the proceeds as deferred revenue on its balance sheet and expects to recognize revenue over the membership periods up to a maximum of ten years, when the operation of the indoor water park begins.

In the end of January 2005, the indoor water palace started operation. Accordingly, the membership fees treated as deferred revenue started to be recognized as part of revenue based on the respective terms of membership. During the year ended December 31, 2005, 987 new memberships ranging from 20 times to six months terms were sold generating deferred revenue of approximately $167,368 and the recognized membership fee revenue was approximately $124,000.

NOTE 8 -- CONVERTIBLE NOTES

Convertible Notes Issued in 2004

In January 2004, the Company conducted a private placement to offer maximum $1,008,000 for 36 units at $28,000 per unit in the U.S. Each unit consists of a promissory note of $28,000 with interest at 8% per annum and matures in one year from the date of fund received. Each promissory note is immediately convertible into shares of the Company's common stock at $0.28 per share in principal and accrued interest and is attached by a warrant to purchase up to 100,000 shares of the Company's stock at $0.38 per share and the warrant is exercisable any time through and including March 31, 2006. The Company bears 13% of selling commission. On January 12, 2004, the Company sold 0.75 unit and obtained gross proceeds of $21,000 under this offering. Based on the above offering terms and in accordance with EITF 00-27, (i) the Company determined the fair value of warrant at $84,154 attached to the promissory note by using Black-Scholes model; (ii) using the relative fair value method to allocate the estimated fair value of promissory note between the underlying promissory note and warrant resulting in the fair value of warrants at $16,812 and the fair value of promissory notes at $4,188 accordingly; (iii) determined the beneficial conversion feature of the convertible promissory notes was $4,188. The total discount related to this promissory note was $21,000 in accordance with APB No. 14 and would be amortized over one-year period. The parameters used in Black-Scholes model were as follows: the contractual life: two years; volatility: 128.57%; annual rate of quarterly dividends: 0%; discount rate: 1.68% per annum. As of December 31, 2005, the total discount related to $21,000 convertible note has been amortized.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 8 -- CONVERTIBLE NOTES (Continued)

In February 2004, the Company conducted another private placement to offer maximum $2,000,000 for 100 promissory notes at $20,000 per note in Taiwan. Each note bears interest at 8% per annum and matures on March 31, 2006. Each promissory note is immediately convertible into shares of the Company's common stock at $0.50 per share in principal and accrued interest and without stock warrant attached. The Company bears 10% of selling commission. On January 15 and February 11 the Company sold 12 and 5 notes, respectively, obtained gross proceeds of $340,000 under this offering. Based on the above offering terms and stock trading price on the fund receiving date and effective conversion price determined in accordance with EITF 00-27, the Company recognized beneficial conversion feature of $340,000 as a discount to these promissory notes. On May 18, 2004, the entire $340,000 convertible notes were converted into 680,000 shares of common stock at $0.50 per share. Consequently, the entire $34,000 deferred loan commission and $340,000 beneficial conversion feature were expensed during the second quarter ended June 30, 2004. Outstanding accrued interest related to $340,000 of $6,800, was converted into common shares on April 6, 2005.

On April 14 and May 3, 2004, the Company sold 4 and 25 notes, respectively under the above terms and obtained gross proceeds of $580,000. Based on the above offering terms and stock trading price on the fund receiving date and effective conversion price determined in accordance with EITF 00-27, the Company recognized beneficial conversion feature of $50,000 as a discount to these promissory notes in addition to deferred loan commission of $58,000. On February 22, 2005, the Company converted the above $580,000 (29 units) of convertible promissory notes issued to Taiwan investors in 2004 into 1,241,200 shares of the Company's common stock, of which 1,160,000 shares were converted from the outstanding principal, and 81,000 shares were converted from the accrued interest on the convertible notes. Consequently, the entire $58,000 deferred loan commission and $50,000 beneficial conversion feature were expensed during the first quarter ended March 31, 2005.

On August 24, 2004, the Company sold 3.6 units of convertible promissory note to a Hong Kong investor and obtained gross proceeds of $100,000. This note carries an interest rate of 8% per annum and both the principal and the interest are payable in full on or before March 31, 2006. The note is convertible in full at the option of the holder at any time into shares of the Company's common stock at $0.28 per share in principal and accrued interest and it is attached with a warrant to purchase up to 357,143 shares of the Company's stock at an exercise price of $0.38 per share. The warrant is exercisable any time through and including March 31, 2006. The Company bears 10% of selling cost. Based on the above terms and in accordance with EITF 00-27, (i) the Company determined the fair value of the warrant attached to the promissory note at $103,571 by using Black-Scholes model; (ii), by using the relative fair value method, the Company allocated the fair value of $51,000 to the warrants issued; and (iii), recognized the beneficial conversion feature of $49,000. Consequently, the entire convertible note of $100,000 had a discount of $100,000. As of December 31, 2005, $43,140 of the discount related to warrants and $41,449 of discount related to beneficial conversion feature have been amortized.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 8 -- CONVERTIBLE NOTES (Continued)

During the last quarter of 2004, the Company sold a total of 5.7 units of convertible promissory note under the above terms to the same Hong Kong investor and obtained total gross proceeds of $160,000. These notes are attached with warrants to purchase up to 76,699 shares of the Company's common stock at an exercise price of $0.38. Based on the above offering terms and in accordance with EITF 00-27, (i) the Company determined the fair value of warrants attached to the promissory note at $76,699; (ii) the Company used the relative fair value method, the Company allocated the fair value of $49,912 to the warrants issued; and (iii) the Company recognized benefit conversion feature of $28,046. As of December 31, 2005, $37,609 of discount related to warrants and $23,322 of discount related to beneficial conversion feature have been amortized.

Convertible Notes Issued in 2005

In the quarter ended June 30, 2005, the Company sold a total of 8.5 units of convertible promissory notes to a Hong Kong investor and obtained gross proceeds of $238,180. These notes carry an interest rate of 8% per annum and the principal and interest are payable in full on or before March 31, 2006. The notes are convertible in full at the option of the holder at any time into shares of the Company's common stock at $0.28 per share in principal and accrued interest and attached to the notes are warrants to purchase up to 850,642 shares of the Company's stock at an exercise price of $0.38 per share. These warrants are exercisable any time through and including March 31, 2006. The Company bears 10% of the selling cost. Based on the above terms and in accordance with EITF 00-27, firstly the Company estimated the fair value of the warrant attached to the promissory note at $100,616 by using Black-Scholes model; secondly, by using the relative fair value method, the Company allocated the fair value of $68,636 to the warrants issued; and thirdly, the Company recognized the beneficial conversion feature of $56,357. Consequently, the convertible notes of $238,180 had a total discount of $124,993.

On July 5 and December 5, 2005, the Company sold additional 1.8 and 0.8 units of convertible promissory notes, respectively, to Top Loyal Development Ltd. and obtained gross proceeds of $73,500. In connection with these two transactions, Top Loyal Development, by exercising the warrants attached to the convertible notes may purchase up to 262,500 shares of the Company's stock at a price of $0.38 per share. The Company estimated the fair value of the warrants attached to the promissory notes at $51,982 by using Black-Scholes model. The Company allocated the fair value of $30,020 to the warrants issued and recognized the beneficial conversion feature of $43,480. Consequently, the convertible notes of $73,500 had a total discount of $73,500.

For the year ended December 31, 2005, the amortization of warrants and benefit conversion feature for all of the outstanding convertible notes were $137,404 and $147,245, respectively. For the year ended December 31, 2005, the amortization of deferred offering cost was $77,985. As of March 31, 2006, all of the outstanding balance of warrant and beneficial conversion feature will be fully amortized with the maturity of associate convertible notes.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 9 -- INCOME TAXES

The income (loss) generated in the United States and China before income taxes in 2004 and 2005, respectively, was as follows:

	Years Ended December 31,
	2004		2005

Loss in U.S. before income taxes	$(2,799,729	) $	(996,504)
Income in China before income taxes	1,983,861		(10,022,202)

	$(815,868	) $	(11,018,706)

The income tax provision was as follows:

	Years Ended December 31,
	2004	2005

Current
Domestic:
Federal	$-	$-
State	800	800
Foreign:
China	673,862	619,888

	$674,662	$620,688

Fuhua is subject to taxation under the laws of the PRC based on a tax rate of 33% (30% for the central government and 3% for the local government). Income tax expense in Fuhua consists primarily of statutory central and local income taxes of the PRC based on a taxable income of $2,042,007 and $1,878,447 (which excluded employee welfare and bonus expense of $58,146 and $0 plus impairment loss of approximately $11,864,787) for the years ended December 31, 2004 and 2005. The estimated impairment loss at Fuhua level was not deductible for income tax purposes under China's tax laws. Intra-Asia is subject to the federal and state tax laws of the United States of America.

Fuhua declared no dividends to both the Company and Neo-Luck under the laws of the PRC in 2004 and 2005. Fuhua paid no cash dividends to Neo-Luck in 2004 and 2005, respectively. The Company used the accrued dividends receivable (which was declared in 2003 and was never received by the Company up to December 31, 2005) of approximately $1,376,559 to offset the shareholder loan payable to Weicheng including principal of $1,295,591 and accrued interest of $80,968 at December 31, 2005. The remaining dividends receivable of approximately $386,000 were reclassified as amount due from Neo-Luck.

For income tax purposes, the dividends received were taxable income when they were in fact received by Intra-Asia in terms of U.S. tax law. There was no dividend received by the Company in 2004. The amount used to offset shareholder loan payable in 2005 should be deemed as cash received. However it was not subject to a federal income tax under the federal income tax law because of available net operating loss carry forwards. Intra-Asia recognized the minimum California income tax of $800 for the years ended December 31, 2004 and 2005, respectively, based on California income tax laws.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 9 -- INCOME TAXES (Continued)

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Years Ended December 31,
	2004	2005

Federal statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(5.8)	(5.8)
Foreign income tax rate impact	33.0	(33.0)
Permanent difference	72.2	72.7
Other	4.0	2.2
Change in valuation allowance	13.2	3.5

Effective income tax rate	82.6%	5.6%

At December 31, 2005, Intra-Asia had net operating loss carryforwards of approximately $2.59 million for federal income tax purpose and approximately $2.35 million for state income tax purposes. For federal income tax purposes, the net operating loss will expire at various periods through 2025.

Net deferred tax assets consist of the following:

	December 31,
	2004	2005

Net operating loss carryforward	$744,000	$1,109,000
Deferred tax liabilities	(38,000)	(19,000)

	706,000	1,090,000
Valuation allowance	(706,000)	(1,090,000)

Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those net operating losses become deductible. Based upon the business nature of the U.S. operations at December 31, 2004 and 2005, management has concluded that it is uncertain whether Intra-Asia will realize the benefits of these deferred tax assets. Consequently, the Company has provided a full valuation allowance against the gross deferred tax assets.

NOTE 10 -- COMMITMENTS

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
YEARS ENDED DECEMBER 31, 2004 AND 2005

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

Future minimum payments required under the amended land lease that has a remaining lease term in excess of one year at December 31, 2005 are as follows:

December 31,	Amount

2006	$433,694
2007	433,694
2008	433,694
2009	455,379
2010	433,694
Thereafter	2,299,664

$4,489,819

Intra-Asia is renting an office in the U.S. on a month-by-month basis and the total rental expense for the years ended December 31, 2004 and 2005 was $18,000 and $61,758, respectively.

NOTE 11 -- EQUITY TRANSACTIONS

Transactions in 2004

In connection with the reorganization and recapitalization with GloTech Industries, Inc on September 30, 2004, the Company issued 5,102,218 shares of its common stock with a negative equity totaling $29,199, approximately $(0.005) per share.

The deemed interest resulted from repricing warrants exercise price and conversion price related to the convertible notes payable issued in 2003 totaled $120,980.

During 2004, the beneficial conversion feature related to convertible notes payable issued in 2005 totaled $471,234.

During 2004, the deemed interest related to warrants issued in connection with convertible notes payable issued in 2004 totaled $117,724.

During 2005, convertible notes payable totaling $340,000 were converted into 680,000 shares of common stock at an average conversion price of $0.50 per share.

On August 2, 2004 the Company granted a warrant to purchase 1.6 million shares of common stock with an exercise price of $0.35 per share to each of CCC Interests Limited and J Stephen & Company, Inc., for their finder fees to find GloTech as a target for reverse merger. Based on the trading price on the

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 11 -- EQUITY TRANSACTIONS (Continued)

granting date and exercise price of $0.35 per share, the Company used Black-Scholes option pricing model to determine the fair value of warrants to purchase these 3.2 million shares of the Company'scommon stock at $1,092,800. The fair value of $1,092,800 was included in general and administrative expenses for the year ended December 31, 2004.

During 2004, Fuhua received donations of approximately $13,220, of which 15% was attributed to minority interest and 85% (approximately $11,237) was attributed to the Company.

As of December 31, 2004, the Company had outstanding warrants of 4,349,478 with average exercise price of $0.52 per share.

Transactions in 2005

During 2005, convertible notes payable totaling $614,450 were converted into 1,283,036 shares of common stock at an average conversion price of approximately $0.48 per share.

During 2005, the accrued interest totaling $53,580 related to the aforementioned convertible notes payable converted was converted into 117,029 shares of common stock at an average conversion price of approximately $0.46 per share.

During 2005, the beneficial conversion feature related to convertible notes payable issued in 2005 totaled $99,837.

During 2005, the deemed interest related to warrants issued in connection with the convertible notes payable issued in 2005 totaled $98,656.

On February 3, 2005, the Company's Chief Executive Officer assumed a liability of $26,870 owed to a former auditor of GloTech Industries, Inc. (predecessor to Intra-Asia Entertainment Corporation, a Nevada corporation). As a result, the Company reclassified the $26,870 liability into additional paid-in capital.

During 2005, Fuhua received donations of approximately $10,083, of which 15% was attributed to minority interest and 85% (approximately $8,571) was attributed to the Company.

In April 2005, a former shareholder of GloTech Industries, Inc repaid a liability of $2,851 owed to the Company's current counsel. As a result, the Company reclassified the liability of $2,851 into additional paid-in capital.

On June 23, 2005, the Company issued 1 million shares of its common stock at $0.30 per share and received proceeds of $300,000. On the date of the issuance, the market price of the Company's common stock was $0.38 per share. Accordingly, the Company recorded stock compensation of $80,000.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 11 -- EQUITY TRANSACTIONS (Continued)

As of December 31, 2005, the Company had outstanding warrants totaling 5,388,115 with an average exercise price of $0.36 per share.

	Warrants Outstanding	Average Exercise Price

Balance at December 31, 2003	283,806	$3.31

Warrants granted in 2004	4,203,572	0.36
Impact of repricing warrants of 209,300 out of the above 283,806 warrants from $0.90 to $0.38	-	(0.52)
Exercised	-	-
Canceled	(137,900)	(0.38)

Balance at December 31, 2004	4,349,478	0.52

Warrants granted in 2005	1,113,142	0.38
Exercised	-	-
Canceled	(74,506)	10.07

Balance at December 31, 2005	5,388,114	$0.36

Information relating to stock warrants at December 31, 2005, summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price

Warrants
$0.35-$0.50	5,388,114	27.08	$0.36	5,388,114	$0.36

Grand total	5,388,114	27.08	$0.36	5,388,114	$0.36

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 12 -- SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS

A summary of non-cash transactions were summarized as follows:

	December 31,
	2004	2005

Discounts on convertible notes due to warrants issued	$117,724	$98,656
Beneficial conversion feature related to convertible notes issued	471,234	99,837
Additional paid-in capital	588,958	198,493
Forgiveness of liabilities	(60,903)	(29,721)
Additional paid-in capital	60,903	29,721
Property and equipment	11,237	8,571
Additional paid-in capital	11,237	8,571
Convertible notes payable	(340,000)	(614,450)
Common stock	680	1,283
Additional paid-in capital	339,320	613,167
Accrued interest payable		(53,580)
Common stock		117
Additional paid-in capital		53,463
Shareholder loan		(1,295,591)
Accrued interest		(80,968)
Amount due from a related party (dividends receivable in the prior year)		(1,376,559)

NOTE 13 -- SUBSEQUENT EVENTS

On September 19, 2005, the previous Chief Executive Officer filed an action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida against the Company for breach of contract arising out of an alleged employment contract between him and the Company.  The Ex-CEO seeks unspecified damages.  The Company has denied the allegations and intends to defend the action vigorously.  Litigation is just beginning and no trial date has been set.  Under the circumstances, the Company has not been able to predict the ultimate result.  Accordingly, no contingent liability was accrued as of December 31, 2005.

On January 31, 2006, the Company signed a share purchase agreement with Beijing Maidashi Investment Co., Ltd. (Buyer), a China based company, to sell all of its equity interest in Fuhua Amusement Park to the Buyer for a consideration of $10 million plus assumption of the outstanding debts in Fuhua.  Pursuant to the signed Share Purchase Agreement, the purchase price will be paid as follows: 20% of $10 million to be paid within 7 days after signing this agreement; 50% of $10 million to be paid within two months after signing this agreement; and remaining 30% of $10 million to be paid within three months after signing this agreement.  Therefore, this transaction is expected to be close at the end of April 2006.

INTRA-ASIA ENTERTAINMENT CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2005

NOTE 13 -- SUBSEQUENT EVENTS (Continued)

Pursuant to the Article 3.3 in the signed Share Purchase Agreement, Buyer understands and is satisfied with its inspections and reviews, its questions have been answered to its satisfaction, and it has made an independent determination of the value of the Share and the assets and liabilities, including contingent, unknown or unliquidated liabilities, of Fuhua and is not relying on the Company with respect to these matters.  Buyer has consulted with such legal, financial and other experts and consultants as Buyer has determined appropriate to advise Buyer regarding its visits, reviews and inspections, and on all aspects of Fuhua, including Fuhua's business and financial affairs and status, the Share and the Purchase Price.  Accordingly, Buyer will assume all outstanding liabilities including the outstanding bank loans in Fuhua at the time the transaction is close and be responsible for the repayments of these outstanding bank loans.

In accordance with paragraph 33 of FAS No. 144, "If the criteria in paragraph 30 are met after the balance sheet date but before issuance of the financial statements, a long-lived asset shall continue to be classified as held and used in those financial statements when issued," no assets held for sale was presented on the consolidated balance sheet as of December 31, 2005 as the decision to sell its interest in Fuhua was effective subsequent to December 31, 2005.  The Company estimated the impairment loss at Fuhua to be approximately $11.86 million as of December 30, 2005.  With the proceeds of $10 million received at March 31, 2006, the board of directors of the Company decided to look for new investment targets in promising industries with profitable operations in hope to enhance the value of existing shareholders' investment in the Company.  The Company expected that it would use the proceeds of approximately $386,000 to be collected from Neo-Luck to pay the expenses accrued at December 31, 2005 and the expenses to be incurred in the first quarter of 2006 and that in case the proceeds of $386,000 are not adequate to pay all of expenses, it may use the cash from the proceeds of $10 million.  Therefore, it is possible that the amount to be used for investment may not be the full amount of $10 million.

