Form 10QSB
period 2006-03-31
INTRA ASIA ENTERTAINMENT CORP
filed 2006-06-21
CIK 1081206

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 333-75297

INTRA-ASIA ENTERTAINMENT CORPORATION
(Exact name of small business issuer as specified in its Charter)

Nevada	87-0616524
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1111 Corporate Center Road, Suite 203B
Monterey Park, CA 91754
(Address of principal executive offices)

(323) 261-0078
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    X      NO

Number of shares outstanding of the issuer’s $.001 par value common stock, as of May 19, 2006:  64,245,668

Transitional Small Business Disclosure Format (Check One): YES          NO    X

INTRA-ASIA ENTERTAINMENT CORPORATION

AND SUBSIDIARY

INDEX

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2006
	(As Adjusted)	(Unaudited)
ASSETS

Current assets:
Cash	$5,416	$505
Restricted cash	-	10,036,781
Other receivables	133,334	166,507
Amounts due from a related party	386,054	386,054
Short-term assets — discontinued operation (Note 5)	1,759,741	2,081,655

Total current assets	2,284,545	12,671,502

Long-term assets — discontinued operation (Note 5)	30,415,942	26,556,745
Deferred loan commission	13,267	-

Total assets	$32,713,754	$36,228,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$49,001	$253,712
Advance from the buyer	-	10,036,781
Accrued liabilities	198,773	222,594
Convertible notes - current	511,453	676,680
Short-term liabilities — discontinued operation (Note 5)	7,380,272	7,862,720

Total current liabilities	8,139,499	19,052,487

Long-term liabilities — discontinued operation (Note 5)	14,569,529	14,561,696

Total liabilities	22,709,028	33,614,183

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized, 64,182,283 and 64,235,668 shares issued and outstanding	64,182	64,235
Additional paid-in capital	21,310,816	21,370,110
Accumulated deficit	(7,561,773)	(12,078,305)
Accumulated other comprehensive loss — translation adjustments	(3,808,499)	(3,741,976)

Total stockholder’s equity (deficit)	10,004,726	5,614,064

Total liabilities and stockholders’ equity (deficit)	$32,713,754	$36,228,247

See accompanying notes to financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2005	2006
	(As Adjusted)
	(Unaudited)	(Unaudited)
Revenue	$—	$—
Expenses:
General and administrative	173,184	114,432
Depreciation and amortization	393	—
Total expenses	173,577	114,432
Loss from operations	(173,577)	(114,432)
Interest expense	(149,633)	(170,693)
Loss before income taxes	(323,210)	(285,125)
Income taxes	—	—
Loss from continuing operations	(323,210)	(285,125)
Loss from discontinued operation (Note 5)	(92,343)	(437,065)
Loss on disposal of discontinued operation (Note 5)	—	(3,794,342)
Net loss	$(415,553)	$(4,516,532)
Weighted average shares outstanding — basic and diluted	62,292,407	64,204,230
Loss per share — basic and diluted	$(0.01)	$(0.07)
Continuing operations — basic and diluted	$(0.01)	$(0.00)
Discontinued operation — basic and diluted	$(0.00)	$(0.07)
Comprehensive loss:
Net loss	$(415,553)	$(4,516,532)
Translation adjustments	—	66,523
Comprehensive loss	$(415,553)	$(4,450,009)

See accompanying notes to financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY

STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,
	2005	2006
	(As Adjusted)
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(415,553)	$(4,516,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	393	—
Amortization of deferred offering cost	30,796	21,667
Amortization of discounts to convertible notes	70,646	140,574
Loss from discontinued operation (Note 5)	92,343	437,065
Loss on disposal of discontinued operation (Note 5)	—	3,794,342
Changes in assets and liabilities (excluding discontinued operation):
Other receivables	—	(33,172)
Accounts payable	39,539	204,710
Accrued liabilities	36,015	15,421
Cash provided by operating activities — discontinued operation	718,860	765,013

Net cash provided by operating activities	573,039	829,088

Cash flows from investing activities:
Disbursements for disposal of investment in Fuhua (Note 5)	—	(152,893)
Cash used in investing activities — discontinued operation	(1,907,675)	(615,492)
Net cash used in investing activities	(1,907,675)	(768,385)

Cash flows from financing activities:
Proceeds from issuing convertible notes	138,180	84,000
Repayment of stockholder’s loan	(2,543)	-
Cash provided by financing activities — discontinued operation	1,447,092	-
Net cash provided by financing activities	1,582,729	84,000
Effect of changes in exchange rates on cash	—	(93)
Net increase in cash and cash equivalents	248,093	144,610

Cash and cash equivalents, beginning of period — discontinued operation	825,312	749,493

Cash and cash equivalents, beginning of period	10,910	5,416
Cash and cash equivalents, end of period	$1,084,315	$899,519

Components of cash and cash equivalents, end of period
From discontinue operation	1,083,589	899,014
From continuing operations	726	505

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	—	—

See accompanying notes to financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Basis of Presentation

The Company entered into a Share Purchase Agreement with Beijing Maidashi Investment Co., Ltd. on January 31, 2006 to sell its 85% interest in Weifang Fuhua Amusement Park Co., Ltd to Beijing Maidashi in exchange for $10 million cash plus assumption by Beijing Maidashi of all the outstanding debts of Fuhua. The Company believed that it would not have any cash flow from Fuhua and that it would not have any significant continued involvement in Fuhua. Therefore, the Company had a discontinued operation. In accordance with paragraph 46 in Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company adjusted the presentation format of the consolidated balance sheet at December 31, 2005 and the consolidated statements of operations and cash flows for the three months ended March 31, 2005 in order to conform to the presentation format of the financial statements for the three months ended March 31, 2006.

Depreciation and Amortization

Computers and other equipment are stated at the acquisition cost and depreciation expense is determined using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the joint venture as follows:

Computers	3 to 5 years
Other equipment	5 years

Maintenance and repairs are charged directly to expense as incurred. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss). Property and equipment were fully depreciated at March 31, 2006.

Long-Lived Assets

The Company adopted the provisions of SFAS No. 144 which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Deferred Offering Cost

The Company accounts for offering costs incurred in private placements as deferred expense and amortizes it over the economic life of these convertible notes. In accordance with APB No. 14, the Company accounts for the fair value of warrants and beneficial conversion feature resulting from issuing convertible notes as discounts to these convertible notes and amortizes the discounts over the economic life of these convertible notes.

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Share-Based Payments

The Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments” (“SFAS No. 123R”) effective January 1, 2006. SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R generally requires such transactions be accounted for using a fair-value-based method. The Company has never issued any stock options to any employees. The Company has issued only stock warrants in connection with issuing convertible notes before and after January 1, 2006. All of the outstanding stock warrants were accounted for using a fair-value-based method in accordance with SFAS No. 123, which was consistent with requirements under SFAS No. 123R.

NOTE 2 — CONVERTIBLE NOTES

On January 17 and February 16, 2006, the Company sold additional 0.86 and 2.14 units of convertible promissory notes at $28,000 per unit, respectively, to Top Loyal Development Ltd. and obtained gross proceeds of $84,000 in the aggregate. In connection with these two transactions, Top Loyal Development, by exercising the warrants attached to the convertible notes, could purchase up to 300,000 shares of the Company’s stock at a price of $0.38 per share any time from the issuing date until March 31, 2006. The Company estimated the fair value of the warrants attached to the promissory notes at $4,714 by using Black-Scholes option pricing model. In accordance with EITF 00-27, the Company allocated the fair value of $4,200 to the warrants issued and the fair value of $79,800 to the convertible notes in accordance with relative fair value method. Based on the fair value of $79,800, the Company recognized the beneficial conversion feature of $40,200 in accordance with the market price of the Company’s common stock on each issuing date. Consequently, the convertible notes of $84,000 had a total discount of $44,400. As the outstanding convertible notes matured on March 31, 2006, the total discount of $44,400 was recognized as part of interest expense for the first quarter ended March 31, 2006.

NOTE 3 — EQUITY TRANSACTIONS

On February 22, 2006, $11,960 of convertible promissory notes and $2,988 of accrued interest were converted into 53,385 shares of the Company’s common stock, per the request of the note holders, at the conversion price of $0.28 per share.

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006

NOTE 4 — SHARE-BASED PAYMENTS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. The Company issued warrants, in aggregate, to purchase 85,714 and 214,286 shares of the Company’s common stock in connection with issuing convertible notes on January 17 and February 16, 2006, respectively, with an exercise price of $0.38 per share. These warrants expired on March 31, 2006 pursuant to the convertible note agreement. First, the Company used Black-Scholes option pricing model to determine the fair value of the stock warrants on the grant date.  The fair value of stock warrants for 85,714 shares was at $0.03 per share resulting in a share-based compensation totaling $2,571. The fair value of stock warrants of 214,286 shares was at $0.01 per share resulting in a share-based compensation totaling $2,143. Second, the Company allocated the fair value of $4,200, instead of $4,714, to the warrants and the fair value of $79,800 to the convertible note in accordance with relative fair value method. Because the outstanding convertible notes matured on March 31, 2006, the aggregate $4,200 was recognized as non-cash interest expense for the three months ended March 31, 2006.

Assumptions

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	March 31,
	2005	2006

Expected volatility	152.79%	124.82%
Weighted average volatility	152.79%	124.82%
Expected life (years)	1.20	0.14
Risk free interest rate	2.95%	4.44%

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The period of observation covered was from January 17, 2005 to February 16, 2006. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

A summary of stock warrants for the three months ended March 31, 2006 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2006	5,388,114	$0.36	27.08	—
Granted	300,000	0.38	1.70
Exercised	—
Forfeited or expired	(2,416714)	0.38
Outstanding at March 31, 2006	3,271,400	0.35	39.81	$—

Exercisable at March 31, 2006	3,271,400	$0.35	39.81	$—

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006

NOTE 5 — DISCONTINUED OPERATION AND ASSET HELD FOR SALE

On January 31, 2006, the Company entered into a Share Purchase Agreement with Beijing Maidashi Investment Co., Ltd., a China-based company, to sell its 85% interest in Weifang Fuhua Amusement Park Co., Ltd. to Beijing Maidashi for $10 million plus assumption by Beijing Maidashi of all the outstanding debts of Fuhua. The Company believed that the Company would not have any future cash flows from Fuhua and that the Company would not have any significant continued involvement in Fuhua. Therefore, the Company had a discontinued operation.

The discontinued assets and liabilities at Fuhua were composed of as follows:

	December 31, 2005	March 31, 2006

Short-term assets — discontinued operation
Cash	$749,493	$899,014
Trade receivables	491,694	626,136
Other receivables	336,849	275,072
Inventories	181,705	281,432
Total	1,759,741	2,081,654

Long-term assets — discontinued operation
Property, plant and equipments	30,415,942	30,198,194

Total assets — discontinued operation	$32,175,683	32,279,848

Short-term liabilities — discontinued operation
Short-term bank loans	161,965	162,367
Long-term bank loans — current portion	4,270,726	4,282,289
Accounts payable	1,596,429	711,228
Accrued liabilities	407,883	1,757,307
Staff bonus and welfare fund	140,253	141,184
Payable to related party	803,016	808,345
Total	7,380,272	7,862,720

Long-term liabilities — discontinued portion
Long-term bank loans	9,976,926	10,015,966
Shareholder’s loan — Neo-Luck	2,788,035	2,806,536
Minority interest — 15% interest in Fuhua	1,804,568	1,739,194
Total liabilities — discontinued liabilities	14,569,529	14,561,696

Total liabilities — discontinued operation	$21,949,801	22,424,416

85% of interest in Fuhua	$10,225,882	9,855,432

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006

NOTE 5 — DISCONTINUED OPERATION AND ASSET HELD FOR SALE (Continued)

Pursuant to the signed Share Purchase Agreement, the Company received a payment of RMB16.12 million on February 8, 2006, which is the equivalent of $2 million, a payment of RMB40.25 million on March 10, 2006, which is the equivalent of $5 million, a payment of RMB8.03 million on March 24, 2006, which is the equivalent of $1 million, and the last payment of RMB16.03 million on March 31, 2006, which is the equivalent of $2 million. All of the $10 million in proceeds were deposited in the Company’s bank account in China.

The Buyer and the Company entered into a transfer and acceptance agreement on March 25, 2006, based on Fuhua’s balance sheet on that date. Pursuant to the signed transfer and acceptance agreement, Beijing Maidashi will deliver the last check of $2 million on or before March 31, 2006. The last check was delivered to the Company’s office in Beijing on March 31, 2006 and was deposited into the Company’s bank account on April 3, 2006.

Loss from the discontinued component for the three months ended March 31, 2005 and 2006 was as follows:

	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Revenues:
Amusement park admissions	$945,394	$847,633
Amusement park food, merchandise and other	1,246,758	1,311,026
Total revenues	2,192,152	2,158,659

Operating costs and expenses:
Operating expenses	613,988	594,744
General and administrative	304,737	371,482
Cost of products sold	502,524	683,345
Depreciation and amortization	654,405	833,240
Total operating costs and expenses	2,075,654	2,482,811

Income from operations	116,498	(324,152)

Interest expense	(225,266)	(232,889)
Other income, net	129	42,847

Income (loss) before income taxes	(108,639)	(514,194)

Income taxes	—	—
Net income (loss)	$(108,639)	$(514,194)

85% interest in loss	(92,343)	(437,065)

As of March 31, 2006, the Company incurred disposal expenses totaling $125,000 in the U.S. related mainly to the legal advice, drafting sales agreement, and valuation advice in connection with this disposal. In addition, the Company incurred disposal expense totaling $27,893 in China related mainly to identifying potential buyers, business consulting, legal advice, valuation advice, and rental for occupying an office space for the temporary purpose.

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006

NOTE 5 — DISCONTINUED OPERATION AND ASSET HELD FOR SALE (Continued)

On April 3, 2006, the Company and the Buyer entered into a supplementary agreement with respect to the transfer and acceptance agreement entered on March 25, 2006 to acknowledge that the control of Fuqua Amusement Park Co., Ltd. has been officially taken over by the Buyer based on the fact that the full amount of consideration of $10 million has been received by the Company, the application of changing ownership signed by both parties has been filed with a relevant government agency, and the share certificate of Fuhua has been surrendered to the Buyer on that day.

As the transaction was not consummated on March 31, 2006, the Company presented its investment in Fuhua on the consolidated balance sheet as of March 31, 2006 as discontinued assets and liabilities with the nature of asset held for sale for the reporting purpose in accordance with SFAS No. 144. In accordance with EITF 01-5: “Application of FASB Statement No. 52, Foreign Currency Translation, to an Investment Being Evaluated for Impairment That Will Be Disposed Of,” the Company assessed the impairment loss on the asset held for sale as follows:

Carrying value of investment in Fuhua at March 31, 2006 without considering the amount of translation adjustment on the Company’s book	$9,855,432

Translation adjustment on the Company’s book to be considered per EITF 01-5 for assessing impairment purpose	3,786,017
Carrying value of investment to be disposed of for impairment assessment purpose	$13,641,449

Proceeds expected to receive	10,000,000

Estimated impairment loss, which reduced the carrying value of long-term assets — discontinued operation	$3,641,449
Disposal expense	152,893
Loss on disposal of discontinued operation	3,794,342

Based on the above assessment, the estimated impairment was used to reduce the carrying value of long-term assets in discontinued operation presented on the balance sheet as of March 31, 2006. As result of the above accounting treatment, a corresponding amount of currency translation adjustment on the Company’s book shall be reclassified as part of carrying value of investment in Fuhua in order to determine the ultimate gain or loss on disposal when the sale transaction was consummated. In addition, the Company presented the proceeds of $10 million as restricted cash and correspondingly presented it as advance from the Buyer on its balance sheet at March 31, 2006 and presented both restricted cash and advance from the Buyer as a non-cash transaction for cash flow statement purpose.

NOTE 6 — CONTINGENT LIABILITY

On September 19, 2005, the previous Chief Executive Officer filed an action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida against the Company for breach of contract arising out of an alleged employment contract between him and the Company. The ex-CEO seeks unspecified damages. The Company has denied the allegations and intends to defend the action vigorously. Litigation is just beginning and no trial date has been set. Under the circumstances, the Company has not been able to predict the ultimate result. Accordingly, no contingent liability was accrued as of December 31, 2005 and March 31, 2006.

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006

NOTE 7 — LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” (“SFAS No. 128”). Basic Earnings per Share (“EPS”) are computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants.

Stock warrants to purchase 3,271,400 shares with an exercise prices ranging from $0.35 to $0.38 per share were outstanding as of March 31, 2006. No warrants were included in the determination of potential common shares equivalents because the average market prices per share of the Company’s common stock for the three months ended March 31, 2006 was lower than the weighted average exercise price. Therefore, these warrants were anti-dilutive.

NOTE 8 — SUBSEQUENT EVENT

On April 1, 2006 the Company entered into an agreement with Top Loyal Investment Co., Ltd. (which invested in the Company’s convertible notes), Neo-Luck Group, and Weifang Fuhua Amusement Park Co., Ltd. Pursuant to the signed agreement, the Company will transfer its right to receive the amount of approximately $386,054 from Neo-Luck to Top Loyal and reduce the outstanding convertible notes by the same amount accordingly. Pursuant to the signed agreement, Top Loyal will collect cash payment of $386,054 directly from Fuhua (as Fuhua owes Neo-Luck more than $2.5 million as of March 31, 2006) and convert the remaining outstanding principal of $269,626 and the accrued interest of $56,214 as of March 31, 2006 into 1,163,715 shares of the Company’s common stock at $0.28 per share in the second quarter of 2006, which was specified in the original convertible note subscription agreement. Pursuant to the signed agreement, the Company will not be obligated to repay Top Loyal the approximate amount of $386,054 if Neo-Luck and/or Fuhua ultimately does not pay this amount to Top Loyal.

NOTE 9 — SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

	Three Months Ended March 31,
	2005	2006
Non-cash Transactions	(Unaudited)	(Unaudited)

Common stock	$1,160	$43
Additional paid-in capital	578,840	11,917
Convertible notes	(580,000)	(11,960)
Additional paid-in capital	55,422	44,400
Discounts to convertible notes	(55,422)	(44,400)
Additional paid-in capital	3,656	-
Investment in Fuhua	(3,656)	-
Common stock	81	10
Additional paid-in capital	40,419	2,977
Accrued interest converted into common shares	(40,500)	(2,987)
Restricted cash		(10,000,000)
Advance from the Buyer		10,000,000

Item 2:   Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion and analysis in conjunction with our financial statements and the accompanying notes thereto included elsewhere in this report. We have reclassified certain prior year amounts to conform to the current year presentation with no effect on previously reported net income (loss) or shareholders’ equity.

The following discussion and analysis contains certain financial predictions, forecasts and projections, which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that might cause such a difference include, but are not limited to, those discussed under “risk factors” contained in our Form 8-K/A filed with the Securities and Exchange Commission on November 15, 2004. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

General

During 2005, and for the three months ended March 31, 2006, we owned 85% of Weifang Fuhua Amusement Park in the City of Weifang in China’s eastern Shandong Province. The Park is strategically located near the center of the City of Weifang and is available to the city’s approximately 8,000,000 residents and Shandong Province’s approximately 100,000,000 residents. We held our equity interest in the Park through Weifang Fuhua Amusement Park Co., Ltd., a Chinese joint venture organized in 1991. Weifang Neo-Luck (Group) Corporation, a Chinese corporation owned by the Weifang State Asset Administration Bureau, held the remaining 15% interest.

Our park business was seasonal. We generated a majority of our revenues in the second and third calendar quarters while we incurred operating expenses throughout the year, particularly in the first and third calendar quarters. We historically incurred a net loss for the first and fourth calendar quarters of each year.

With the understanding that an additional Disney Theme Park may be built in Shanghai, we felt that the attractiveness of the Park to visitors may decrease in the future. Attendance at Fuhua during the winter of 2005 was much lower than expected, and we incurred an increase in advertising expenses and utility expenses. Because future operating profits of Fuhua may not meet original expectations, our board of directors believes that we should sell the current investment and use the proceeds to invest in other businesses. We explored the opportunity to sell our equity interest in Fuhua for more than a month and entered into a Share Purchase Agreement with Beijing Maidashi Investment Co., Ltd. on January 31, 2006, to sell our interest in Fuhua in exchange for $10 million cash plus assumption by Beijing Maidashi of all outstanding debts of Fuhua.

After entering into the Share Purchase Agreement with the Buyer, we believed that we would not have any cash flow from Fuhua and that we would not have any significant continued involvement in Fuhua’s amusement park business. Therefore, we had a discontinued operation.

In accordance with paragraph 46 in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we adjusted the presentation format of the consolidated balance sheet at December 31, 2005, the consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2005 to conform the presentation of the consolidated financial statements for the three months ended March 31, 2006.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” we identified the most critical accounting principles upon which its financial status depends. We determined that those critical accounting principles are related to the use of estimates, impairment of long-lived assets, revenue recognition, and income taxes. We state these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, we will recognize an impairment loss for the amount by which the carrying value exceeds the fair value.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. We recognize deferred tax liabilities and assets for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. We measure deferred tax assets and liabilities using the enacted tax rate expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the period that included the enactment date.

For United States income tax purposes, we have not accounted for taxes on undistributed earnings. It was not practicable to estimate the amount of additional tax that might be payable on foreign earnings if they were remitted as dividends, were loaned to us, or if we should sell our interest in Weifang Fuhua Amusement Park Co., Ltd. However, we believe that United States foreign tax credits and any net operating loss carry-forward available to us would substantially eliminate any detrimental tax effects.

Share-Based Payments

We adopted Statement of Financial Accounting Standards No. 123(R): “Share-Based Payments” (SFAS No.123R) effective January 1, 2006. SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R generally requires such transactions be accounted for using a fair-value-based method. We have never issued any stock options to any employees. We have issued only stock warrants in connection with issuing convertible notes before and after January 1, 2006. All of the outstanding stock warrants were accounted for using a fair-value-based method in accordance with SFAS No. 123, which was consistent with requirements under SFAS No. 123R.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

Revenue

In accordance with SFAS No. 144, we presented the entire statement of operations of Fuhua for the three months ended March 31, 2006 in the line item of loss from discontinued operation. We discussed and analyzed the loss from discontinued operation focusing on the operating results of Fuhua. We presented statement of operations for the three months ended March 31, 2005 in the same format for comparison purposes. However, our statements of operations and comprehensive loss for the three months ended March 31, 2005 and 2006 have still presented the consolidated operating results just in a different format without changing any substance. Accordingly, our management discussion and analysis has focused on the continuing operation in the U.S.

General and Administrative Expenses

The general and administrative expenses for the three months ended March 31, 2006 was $114,000, decreased by approximately $59,000, or 34%, compared to approximately $173,000 for the same period of the prior year. The decrease was primarily attributable to no incurrence of executive compensation of approximately $45,000, which we incurred in the same period of the prior year. The other $14,000 decrease was due to the decrease of $8,000 in office expenses and the decrease of $6,000 related to website set-up as we did not incur this expense during the three months ended March 31, 2006

Depreciation and Amortization

During the three months ended March 31, 2006, we did not have any depreciation expense as all of our fixed assets in the U.S. were fully depreciated. Compared to the amount of $393 in the same period of the prior year, the change was immaterial.

Operating Loss

The operating loss for the three months ended March 31, 2006 was approximately $114,000, a decreased of $59,000 compared to the operating loss of $173,000 for the same period of the prior year. The decrease was due mainly to the decrease of $59,000 in general and administrative expense during the three months ended March 31, 2006.

Interest Expenses

Due to the change of presentation format of the statements of operations in accordance with SFAS No. 144, the line item of interest expense presented the interest information in the U.S. only. For the three months ended March 31, 2006 interest expense was approximately $171,000, an increase of approximately $21,000, or 14%, compared to approximately $150,000 for the same period of the prior year. The increase was due primarily to an increase in non-cash interest expenses resulting from the amortization of discounts to convertible notes and deferred loan commission.

Income Tax Provision

Due to the change of presentation format of the statements of operations in accordance with SFAS No. 144, the line item of income tax provision presented the tax information in the U.S. only. The income tax provision in the U.S. was zero for the three months ended March 31, 2005 and 2006, respectively.

Loss from Continuing Operations

Loss from continuing operations for the three months ended March 31, 2006 was $285,000, a decrease of $38,000 compared to $323,000 for the same period of the prior year. The decrease was due mainly to the decrease of $59,000 in general and administrative expense and the increase of $21,000 in interest expense during the three months ended March 31, 2006.

Loss from Discontinued Operation

Loss from discontinued operation for the three months ended March 31, 2006 was $437,000, an increased of $345,000, or 373%, compared to the loss of $92,000 from discontinued operation for the same period of the prior year.

The reason for the increase in loss from discontinued operation was attributed to the following factors:  (1) the revenue in Fuhua decreased by $33,000 to approximately $2.159 million for the three months ended March 31, 2006, compared to approximately $2.192 million for the same period of the prior year; (2) total operating expenses increased by approximately $407,000 to approximately $2.483 for the three months ended March 31, 2006, compared to approximately $2.076 million for the same period of the prior year, (3) interest expense increased by approximately $8,000 to $232,000 for the three months ended March 31, 2006, compared to approximately $225,000 for the same period of the prior year, and (4) other income increased by almost $43,000 for the three months ended March 31, 2006, compared to $129 in the same period of the prior year. The total net loss in Fuhua was approximately $514,000, 15% of which was attributed to the minority interest holder. The minority interest holder had adequate capital of $1.7 million as of March 31, 2006 after absorbing the $77,000 loss incurred for the three months ended March 31, 2006.

Loss on Disposal of Discontinued Operation

Loss on disposal of discontinued operation was $3.794 million for the three months ended March 31, 2006. There are two components of loss on disposal of discontinued operation.

First, we incurred disposal expense of $153,000 for the three months ended March 31, 2006 whereas we did not have the same type of expense in the same period of the prior year. We incurred disposal expenses totaling $125,000 in the U.S., which related mainly to the legal services, drafting the Share Purchase Agreement, and valuation service in connection with the sale transaction. Disposal expense totaling $28,000 incurred in China, which related mainly to identifying potential buyers, business consulting, legal advice, valuation advice, and rental of a temporary office space.

Second, in accordance with EITF 01-5, when an entity that has committed to a plan that will cause the currency translation adjustment for an equity method investment or a consolidated investment in a foreign entity to be reclassified to earnings, it should include the currency translation adjustment as part of carrying amount of the investment when evaluating that investment for impairment. We complied with this provision and determined the impairment of $3.641 million as part of loss on disposal of discontinued operation. We did not have the same type of impairment for the same period of the prior year.

Net Loss

We reported a net loss of approximately $4.516 million for the three months ended March 31, 2006, an increase of approximately $4.101 million, or 987%, compared to a net loss of approximately $416,000 for the same period of the prior year. The increase in net loss was primarily attributable to the increase of 345,000 in loss from discontinued operation and the loss of $3.794 million on disposal of discontinued operation, offset by the decrease of $38,000 in loss from continuing operations.

Loss Per Share

The loss per share for the three months ended March 31, 2006 was $0.07, an increase of $0.06 or 600%, compared to a loss per share of $0.01 for the same period of the prior year. The loss per share for the continuing operations was $0.00, a decrease of $0.01, compared to loss per share of $0.01 for the same period of the prior year. The loss per share from discontinued operation was $0.07, increased by $0.07, compared to the loss per share from discontinued operation for the same period of the prior year. The increase in loss per share from discontinued operation was as a result of the increase in loss from discontinued operation in Fuhua, and loss on disposal of discontinued operation incurred during the three months ended March 31, 2006.

Liquidity and Capital Resources

In accordance with SFAS No. 144, we changed the presentation format of our consolidated balance sheet by inserting the line items of short-term assets, long-term assets, short-term liabilities, and long-term liabilities including minority interest in the discontinued operation on our consolidated balance sheet as of December 31, 2005 and March 31, 2006. Accordingly, we also changed the presentation format of cash flows statements for the three months ended March 31, 2005 and 2006 for comparison purposes. In line with the change of presentation format, our discussion and analysis on liquidity and capital resources are focusing on the cash flows incurred in continuing operations.

As of March 31, 2006, we had cash of only $505, whereas the we have deemed proceeds of $10 million in our bank account as restricted cash until we consummate the sale transaction in accordance with the cash definition of SFAS No. 95. We had a negative working capital of approximately $6.381 million at March 31, 2006, compared to a negative working capital of $5.855 million at December 31, 2005. The increase in negative working capital was mainly a result of the increase in the short-term liabilities in discontinued operation.

Net cash provided by continuing operating activities was approximately $64,000 for the three months ended March 31, 2006, an increase of approximately $210,000 compared to approximately $146,000 cash used in continuing operating activities for the same period of the prior year. The increase of $210,000 in cash provided by continuing operating activities was attributed to (1) the change in loss due to discontinued operation of $345,000 and the change in loss on disposal of discontinued operation of

$3.794 million less the increase of $4.101 million in net loss attributed to common shares (representing an aggregate positive change of $38,000), (2) the change in non-cash interest expense of $70,000 between interim periods (amortization of discounts to convertible notes, representing a positive change), and (3) the changes in operating assets and liabilities by $111,000 (representing a positive change), in addition to the negative change of $9,000 from amortization on non-cash interest (amortization of deferred offering costs) between the two interim periods. The net change of $210,000 has been analyzed.

The change in other receivables from the three months ended March 31, 2006 and the same period in the prior year was $33,000, which was due to collection of advances to employees for travel purposes and an advance to a law firm which was supposed to handle certain general corporate matters in the first quarter of 2006. The change in accounts payable between the three months ended March 31, 2006 and the same period in the prior year was $165,000, which was due to the increase in accounts payables related to professional services incurred in the first quarter of 2006. The decrease accrued liabilities for the three months ended March 31, 2006 and the same period in the prior year was $21,000, which was due to the fact that we did not accrue many of the same accrued liabilities incurred in the first quarter of 2005 did not occur in the first quarter of 2006, such as accrued interest related to shareholder’s loan and convertible notes.

The change in cash provided by operating activities — discontinued operation for the three months ended March 31, 2006 and the same period in the prior year was approximately $46,000, reflecting Fuhua’s normal course of business operation for the first quarter of both years.

Cash disbursements for disposal of investment in Fuhua totaled approximately $153,000 during the three months ended March 31, 2006. We did not incur any such disbursements during the same period in prior year.

Cash used in discontinued investing activities was approximately $615,000 for the three months ended March 31, 2006, which presented the cash outlay for the construction of the Water Palace in Fuhua. Cash of $1.9 million used in the discontinued investing activities in the same period of the prior year reflected the fact that we accelerated the construction of the Water Palace in the first quarter of 2005 in order to open the Water Palace in that quarter.

Net cash provided by continuing financing activities was $84,000 for the three months ended March 31, 2006, derived from the issuance convertible notes in the U.S. This represented a decrease of $54,000 compared to proceeds of $138,000 derived from the issuance of convertible notes in the U.S. during the same period of the prior year. We repaid a shareholder loan of approximately $3,000 in the same period of the prior year, whereas we did not have such a repayment in the three months ended March 31, 2006.

The cash of $1,447,000 provided by discontinued financing activities in the first quarter of 2005 reflected cash proceeds borrowed from Neo-Luck for the purpose of paying contractors involved in the construction of the Water Palace. We had no such borrowing in the first quarter of 2006.

Quantitative and Qualitative Risk

Risk of Changes in Exchange Rates

Our reporting currency is the US dollar. However, substantially all of our cash balance is denominated in Chinese RMB. In July 2005, China reformed its exchange rate control by establishing a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. RMB is no longer pegged to the US dollars and the exchange rates between RMB and the US dollars will have certain fluctuations. Accordingly, if the RMB depreciates relative to the US dollars, our cash balance expressed in US dollars on our financial statements will decline. In addition, there are very limited hedging transactions available in China to reduce our exposure to exchange rate fluctuations. In contrast, if RMB appreciates relative to the US dollars, our cash balance expressed in US dollars on our financial statements will increase. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure, if at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into US dollars.

Item 3:                         Controls and Procedures

(a)       Evaluation of disclosure controls and procedures.

        Based on the evaluation by our Chief Executive Officer and Chief Financial Officer of our internal controls and procedures as of March 31, 2006, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15(e) promulgated by the Securities and Exchange Commission.

(b)       Changes in internal controls.

There have been no significant changes to our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting during the reporting period ended March 31, 2006.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

On September 19, 2005, the previous Chief Executive Officer filed an action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida against the Company for breach of contract arising out of an alleged employment contract between him and the Company. The Ex-CEO seeks unspecified damages. We have denied the allegations and are defending the actions vigorously. Litigation is just beginning and no trial date has been set. Under the circumstances, we have not been able to predict the ultimate result.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

On January 17 and February 16, 2006, we sold 0.86 and 2.14 units of convertible promissory notes at $28,000 per unit, respectively, to Top Loyal Development Ltd. and obtained gross proceeds of $84,000. In connection with these two transactions, Top Loyal Development, by exercising the warrants attached to the convertible notes, may purchase up to 300,000 shares of our common stock at a price of $0.38 per share. We relied upon Section 4(2) of the Securities Act of 1933 for the exemption from registration for these sales.

On February 22, 2006, Mr. Maurice Esformes converted $11,960 of convertible promissory notes and $2,988 of accrued interest into 53,385 shares of our common stock at the conversion price of $0.28 per share.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

On or about January 31, 2006, Intra-Asia received written consents in lieu of a meeting of stockholders from holders of 43,661,702 shares representing approximately 67.97% of the 64,235,869 shares of the total issued and outstanding shares of our voting stock approving the Share Purchase Agreement between Beijing Maidashi Investment Co., Ltd. and us, pursuant to which we agreed to sell our interest in Weifang Fuhua Amusement Park Co., Ltd., to Beijing Maidashi.

On May 6, 2006, Intra-Asia received a written consent in lieu of a meeting of our stockholders from the holder of 39,530,400 shares of our common stock, representing approximately 61.54% of the 64,235,869 shares of the total issued and outstanding shares of our voting stock, electing our directors.

On May 16, 2006, we filed a preliminary information statement with the Commission related to the sale of our interest in Weifang Fuhua Amusement Park Co., Ltd., and the election of our directors. We filed a definitive information statement on May 30, 2006 and delivered this information statement to our shareholders at that time. The approval of the actions discussed in the information statement becomes effective on or about June 19, 2006.

Item 5.         Other Information

None.

Item 6.                          Exhibits

Exhibits filed with this report are attached hereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-ASIA ENTERTAINMENT CORPORATION

DATE: June 21 , 2006	/s/ Stanley Wu
Chief Executive Officer

DATE: June 21 , 2006	/s/ LeLiang Zhang
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10.1

Share Purchase Agreement between Intra-Asia Entertainment Corporation and Beijing Maidashi Investment Co., Ltd., dated January 31, 2006 (incorporated herein by reference to Exhibit No. 2.2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as filed on April 17, 2006).

31.1	Rule 13a-14(a) Certification of Stanley Wu for the Form 10-QSB for the quarter ended March 31, 2006.

31.2	Rule 13a-14(a) Certification of LeLiang Zhang for the Form 10-QSB for the quarter ended March 31, 2006.

32.1

Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Stanley Wu and LeLiang Zhang for the Form 10-QSB for the quarter ended March 31, 2006.