Form 10QSB
period 2006-09-30
INTRA ASIA ENTERTAINMENT CORP
filed 2006-11-14
CIK 1081206

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _________ to ________

Commission File Number 000-51792

INTRA-ASIA ENTERTAINMENT CORPORATION
(Exact name of small business issuer as specified in its Charter)

Nevada	87-0616524
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1111 Corporate Center Road, Suite 203B Monterey Park, CA 91754 (Address of principal executive offices)

(323) 261-0078 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒      NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Number of shares outstanding of the issuer's $.001 par value common stock, as of November 13, 2006: 65,399,382

Transitional Small Business Disclosure Format (Check One): YES ☐ NO ☒

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

	INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	F-1

Item 2	Management's Discussion and Analysis or Plan of Operation	12

Item 3	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Financial Statements	4 - 11

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2006	2005
	(Unaudited)	(As Adjusted)
ASSETS

Current assets:
Cash	$10,124,703	$5,416
Other receivables	126,177	133,334
Amounts due from a related party	—	386,054
Short-term assets - discontinued operation (Note 1)	—	1,759,741
Total current assets	10,250,880	2,284,545

Long-term assets - discontinued operation (Note 1)	—	30,415,942

Deferred loan commission	—	13,267

Total assets	$10,250,880	$32,713,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$238,149	$49,001
Accrued liabilities	290,613	198,773
Convertible notes - current	21,000	511,453
Short-term liabilities - discontinued operation (Note 1)	—	7,380,272
Total current liabilities	549,762	8,139,499

Long-term liabilities - discontinued operation (Note 1)	—	14,569,529

Total liabilities	549,762	22,709,028

Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding
Common stock, par value $0.001 per share, 150,000,000 shares
authorized, 65,399,382 and 64,182,283 shares issued and outstanding	65,399	64,182
Additional paid-in capital	21,694,786	21,310,816
Accumulated deficit	(12,059,067)	(7,561,773)
Accumulated other comprehensive loss - translation adjustments	—	(3,808,499)

Total stockholders' equity	9,701,118	10,004,726

Total liabilities and stockholders' equity	$10,250,880	$32,713,754

See Accompanying Notes to Financial Statements

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As Adjusted)		(As Adjusted)

Revenue	$—	$—	$—	$—

Expenses:
General and administrative	68,749	42,456	341,884	409,956
Depreciation and amortization	—	39	—	905
Total expenses	68,749	42,495	341,884	410,861

Loss from operations	(68,749)	(42,495)	(341,884)	(410,861)

Interest income (expense)	37,352	(198,353)	(139,248)	(439,251)

Foreign exchange gain	168,208	—	168,208	—

Loss before income taxes	136,811	(240,848)	(312,924)	(850,112)

Income taxes	—	4,837	—	5,137

Loss from continuing operation	136,811	(245,685)	(312,924)	(855,249)

Income (Loss) from discontinued operation (Note 1)	—	817,537	(437,065)	1,802,388

Gain (Loss) on disposal of discontinued operation (Note 1)	—	—	(3,747,305)	—

Net income (loss)	$136,811	$571,852	$(4,497,294)	$947,139

Weighted average shares of outstanding - basic	65,011,477	63,109,855	64,478,552	62,703,389
Weighted average shares of outstanding- diluted	65,011,477	65,460,636	64,478,552	64,818,869
Income (Loss) per share - basic and diluted	$—	$0.01	$(0.07)	$0.02
Continuing operations - basic and diluted	$—	$—	$(0.00)	$(0.01)
Discontinued operation - basic and diluted	$—	$0.01	$(0.06)	$0.03

Comprehensive loss:
Net income (loss)	$136,811	$571,852	$(4,497,294)	$947,139
Translation adjustments	(44,041)	626,856	3,808,499	626,856
Comprehensive income (loss)	$92,770	$1,198,708	$(688,795)	$1,573,995

See Accompanying Notes to Financial Statements

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
		(As Adjusted)
Cash flows from operating activities:
Net income (loss)	$(4,497,294)	$947,139
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	—	905
Amortization of deferred offering cost	21,667	36,942
Amortization of discounts to convertible notes	140,574	202,843
Stock compensation	80,000
(Income) Loss from discontinued operation (Note 1)	437,065	(1,799,743)
Loss on disposal of discontinued operation (Note 1)	3,747,305	—
Changes in assets and liabilities (excluding discontinued operation):
Other receivables	(24,130)	(80,615)
Accounts payable	245,569	(50,859)
Accrued liabilities	64,648	146,325
Cash provided by operating activities - discontinued operation	431,595	3,871,351
Net cash provided by (used in) operating activities	566,999	3,354,288

Cash flows from investing activities:
Cash provided by (used in) investing activities - discontinued operation	8,762,929	(3,189,706)
Net cash provided by (used in) investing activities	8,762,929	(3,189,706)
Cash flows from financing activities:
Proceeds from issuing convertible notes:	84,000	288,180
Proceeds from issuing common shares	—	300,000
Repayment of stockholders' loan	—	(16,710)
Cash provided by (used in) financing activities - discontinued operation	—	(417,272)
Net cash provided by (used in) financing activities	84,000	154,198

Effect of change in exchange rates on cash	(44,134)	(50,469)

Net increase in cash and cash equivalents	9,369,794	268,311
Cash and cash equivalents, beginning of period - discontinued operation	749,493	825,312
Cash and cash equivalents, beginning of period	5,416	10,910
Cash and cash equivalents, end of period	$10,124,703	$1,104,533

Components of cash and cash equivalents, end of period
From discontinued operation	—	1,032,938
From continuing operations	10,124,703	71,595

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	—	—

See Accompanying Notes to Financial Statements

INTRA-ASIA ENTERTAINMENT CORPORATION

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Discontinued Operations

On April 3, 2006, the Company closed the previously announced sales of its 85% interest in Weifang Fuhua Amusement Park Co., Ltd (Fuhua) by entering into a supplementary agreement with Beijing Maidashi Investment Co., Ltd. (the Buyer) with respect to the transfer and acceptance agreement entered on March 25, 2006 to acknowledge that the control of Fuqua Amusement Park Co., Ltd. has been officially taken over by the Buyer based on the fact that the full amount of consideration of $10 million has been received by the Company, the application of changing ownership signed by both parties has been filed with a relevant government agency, and the share certificate of Fuhua has been surrendered to the Buyer on that day.

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), the financial results of Fuhua are classified as discontinued operations in the accompanying Consolidated Statements of Earnings for all periods presented.

Operating results of the discontinued operations which excluded loss on disposal and minority interest were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales	$—	$4,834,404	$2,158,659	$12,098,196
Total revenues	—	4,834,404	2,201,506	12,098,196
Pretax Income (loss)	—	1,435,535	(514,194)	3,164,860
85% interest in income (loss)	$—	$817,537	$(437,065)	$1,802,388

INTRA-ASIA ENTERTAINMENT CORPORATION

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Discontinued Operations (Continued)

As of September 30, 2006, the Company incurred disposal expenses totaling $125,000 in the U.S. related mainly to the legal advice, drafting sales agreement, and valuation advice in connection with this disposal. In addition, the Company incurred disposal expense totaling $27,893 in China related mainly to identifying potential buyers, business consulting, legal advice, valuation advice, and rental for occupying an office space for the temporary purpose.

As of December 31, 2005, assets and liabilities of the Company’s discontinued operations were classified as held for sales in the accompanying Consolidated Balance Sheet under the following captions: Short-term assets- discontinued operation, Long-term assets- discontinued operation, Short-term liabilities- discontinued operation, and Long-term liabilities- discontinued operation. The discontinued assets and liabilities at December 31, 2005 were composed of as follows:

December 31,
2005

Short-term assets — discontinued operation
Cash	$749,493
Trade receivables	491,694
Other receivables	336,849
Inventories	181,705
Total	1,759,741

Long-term assets — discontinued operation
Property, plant and equipments	30,415,942

Total assets — discontinued operation	$32,175,683

Short-term liabilities — discontinued operation
Short-term bank loans	$161,965
Long-term bank loans — current portion	4,270,726
Accounts payable	1,596,429
Accrued liabilities	407,883
Staff bonus and welfare fund	140,253
Payable to related party	803,016
Total	7,380,272

Long-term liabilities — discontinued portion
Long-term bank loans	9,976,926
Shareholder’s loan — Neo-Luck	2,788,035
Minority interest — 15% interest in Fuhua	1,804,568
Total liabilities — discontinued liabilities	14,569,529

Total liabilities — discontinued operation	$21,949,801

85% of interest in Fuhua	$10,225,882

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Discontinued Operations (Continued)

The Company assessed the loss on disposal of discontinued operation as follows:

Carrying value of investment in Fuhua at April 3, 2006 without considering the amount of translation adjustment on the Company’s book	$9,855,432

Translation adjustment on the Company’s book to be considered per EITF 01-5 for assessing impairment purpose	3,738,980

Carrying value of investment to be disposed of for impairment assessment purpose	13,594,412

Proceeds expected to receive	10,000,000

Estimated impairment loss, which reduced the carrying value of long-term assets — discontinued operation	$3,594,412

Disposal expense	152,893

Loss on disposal of discontinued operation	$3,747,305

Based on the above assessment, the impairment was used to reduce the carrying value of long-term assets in discontinued operation presented at April 3, 2006. As result of the above accounting treatment, a corresponding amount of currency translation adjustment on the Company’s book was reclassified as part of carrying value of investment in Fuhua to determine the loss on disposal.

Depreciation and Amortization

Computers and other equipment are stated at the acquisition cost and depreciation expense is determined using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining term of the joint venture as follows:

Computers	3 to 5 years
Other equipment	5 years

Maintenance and repairs are charged directly to expense as incurred. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss). Property and equipment were fully depreciated at September 30, 2006.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 — CONVERTIBLE NOTES

On January 17 and February 16, 2006, the Company sold additional 0.86 and 2.14 units of convertible promissory notes at $28,000 per unit, respectively, to Top Loyal Development Ltd. and obtained gross proceeds of $84,000 in the aggregate. In connection with these two transactions, Top Loyal Development, by exercising the warrants attached to the convertible notes, could purchase up to 300,000 shares of the Company’s stock at a price of $0.38 per share any time from the issuing date until March 31, 2006. The Company estimated the fair value of the warrants attached to the promissory notes at $4,714 by using Black-Scholes option pricing model. In accordance with EITF 00-27, the Company allocated the fair value of $4,200 to the warrants issued and the fair value of $79,800 to the convertible notes in accordance with relative fair value method. Based on the fair value of $79,800, the Company recognized the beneficial conversion feature of $40,200 in accordance with the market price of the Company’s common stock on each issuing date. Consequently, the convertible notes of $84,000 had a total discount of $44,400. As the outstanding convertible notes matured on March 31, 2006, the total discount of $44,400 was recognized as part of interest expense for the nine months ended September 30, 2006.

NOTE 3 — EQUITY TRANSACTIONS

On February 22, 2006, $11,960 of convertible promissory notes and $2,988 of accrued interest were converted into 53,385 shares of the Company’s common stock, per the request of the note holders, at the conversion price of $0.28 per share.

On July 28, 2006, $269,626 of convertible promissory notes and $56,214 of accrued interest were converted into 1,163,714 shares of the Company’s common stock, per the request of the note holders, at the conversion price of $0.28 per share. The transaction is pursuant to a signed agreement dated April 1, 2006 with Top Loyal Investment Co., Ltd. (which invested in the Company’s convertible notes), Neo-Luck Group, and Weifang Fuhua Amusement Park Co., Ltd. Pursuant to the signed agreement, the Company transferred its right to receive the amount of approximately $386,054 from Neo-Luck to Top Loyal and reduce the outstanding convertible notes by the same amount accordingly. Pursuant to the signed agreement, Top Loyal will collect cash payment of $386,054 directly from Fuhua and convert the remaining outstanding principal of $269,626 and the accrued interest of $56,214 as of March 31, 2006 into 1,163,714 shares of the Company’s common stock at $0.28 per share, which was specified in the original convertible note subscription agreement. Pursuant to the signed agreement, the Company will not be obligated to repay Top Loyal the approximate amount of $386,054 if Neo-Luck and/or Fuhua ultimately does not pay this amount to Top Loyal.

NOTE 4 — SHARE-BASED PAYMENTS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. The Company issued warrants, in aggregate, to purchase 85,714 and 214,286 shares of the Company’s common stock in connection with issuing convertible notes on January 17 and February 16, 2006, respectively, with an exercise price of $0.38 per share. These warrants expired on March 31, 2006 pursuant to the convertible note agreement. First, the Company used Black-Scholes option pricing model to determine the fair value of the stock warrants on the grant date.  The fair value of stock warrants for 85,714 shares was at $0.03 per share resulting in a share-based compensation totaling $2,571. The fair value of stock warrants of 214,286 shares was at $0.01 per share resulting in a share-based compensation totaling $2,143. Second, the Company allocated the fair value of $4,200, instead of $4,714, to the warrants and the fair value of $79,800 to the convertible note in accordance with relative fair value method. Because the outstanding convertible notes matured on March 31, 2006, the aggregate $4,200 was recognized as non-cash interest expense for the nine months ended September 30, 2006.

Assumptions

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	September 30,
	2005	2006

Expected volatility	141.12 - 152.79%	124.82%
Weighted average volatility	141.12 - 152.79%	124.82%
Expected life (years)	0.74 - 1.24	0.14
Risk free interest rate	2.82 – 3.55%	4.44%

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The period of observation covered was from January 17, 2005 to February 16, 2006. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

NOTE 4 — SHARE-BASED PAYMENTS (Continued)

A summary of stock warrants for the nine months ended September 30, 2006 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2006	5,388,114	$0.36	19.43	$—
Granted	300,000	0.38
Exercised	—
Forfeited or expired	(2,416,714)	0.38
Outstanding at September 30, 2006	3,271,400	0.35	33.79	$—

Exercisable at September 30, 2006	3,271,400	$0.35	33.79	$—

NOTE 5 — CONTINGENT LIABILITY

On September 19, 2005, the previous Chief Executive Officer filed an action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida against the Company for breach of contract arising out of an alleged employment contract between him and the Company. The ex-CEO seeks unspecified damages. The Company has denied the allegations and intends to defend the action vigorously. Litigation is just beginning and no trial date has been set. Under the circumstances, the Company has not been able to predict the ultimate result. Accordingly, no contingent liability was accrued as of December 31, 2005 and September 30, 2006.

NOTE 6 — LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” (“SFAS No. 128”). Basic Earnings per Share (“EPS”) are computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Stock warrants to purchase 3,271,400 shares with an exercise prices ranging from $0.35 to $0.38 per share were outstanding as of September 30, 2006. No warrants were included in the determination of potential common shares equivalents because the average market prices per share of the Company’s common stock for the nine months ended September 30, 2006 was lower than the weighted average exercise price. Therefore, these warrants were anti-dilutive.

NOTE 7 — SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

	Nine Months Ended September 30,
	2005	2006
Non-cash Transactions	(Unaudited)	(Unaudited)

Common stock	$1,160	$1,207
Additional paid-in capital	578,840	336,593
Convertible notes	(580,000)	(281,586)
Additional paid-in capital	124,993	44,400
Discounts to convertible notes	(124,993)	(44,400)
Additional paid-in capital	6,507	—
Investment in Fuhua	(6,507)	—
Common stock	95	10
Additional paid-in capital	47,205	2,977
Accrued interest converted into common shares	(47,300)	(59,201)
Due from related party	—	386,054
Convertible notes	—	(386,054)

******

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

With the understanding that an additional Disney Theme Park may be built in Shanghai, we felt that the attractiveness of the Park to visitors may decrease in the future. Attendance at the Park during the winter of 2005 was much lower than expected, and we incurred an increase in advertising expenses and utility expenses. Because future operating profits of the Park may not have meet original expectations, our board of directors believed that we should sell the current investment and use the proceeds to invest in other businesses. We explored the opportunity to sell our equity interest in Weifang Fuhua for more than a month and entered into a Share Purchase Agreement with Beijing Maidashi Investment Co., Ltd. on January 31, 2006, to sell our interest in Weifang Fuhua in exchange for $10 million cash plus assumption by Beijing Maidashi of all outstanding debts of Weifang Fuhua.

After entering into the Share Purchase Agreement with Beijing Maidashi, we believed that we would not have any cash flow from Weifang Fuhua and that we would not have any significant continued involvement in its amusement park business. Therefore, we had discontinued operations.

In accordance with paragraph 46 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we adjusted the presentation format of the consolidated balance sheet at December 31, 2005, the consolidated statements of operations and comprehensive loss and cash flows for the nine months ended September 30, 2005 to conform the presentation of the consolidated financial statements for the nine months ended September 30, 2006.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” we identified the most critical accounting principles upon which its financial status depends. We determined that those critical accounting principles are related to the use of estimates, impairment of long-lived assets, revenue recognition, and income taxes. We state these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (SFAS No. 109). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. We recognize deferred tax liabilities and assets for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. We measure deferred tax assets and liabilities using the enacted tax rate expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the period that included the enactment date.

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

Results of Operations

Comparison of Nine Months Ended September 30, 2006 and 2005

Revenue

In accordance with SFAS No. 144, we presented the entire statement of operations of Fuhua for the nine months ended September 30, 2006 in the line item of loss from discontinued operations. We discussed and analyzed the loss from discontinued operations focusing on the operating results of Fuhua. We presented statement of operations for the nine months ended September 30, 2005 in the same format for comparison purposes. However, our statements of operations and comprehensive loss for the Nine months ended September 30, 2005 and 2006 have still presented the consolidated operating results just in a different format without changing any substance. Accordingly, our management discussion and analysis has focused on the continued operation in the U.S.

General and Administrative Expenses

The general and administrative expenses for the nine months ended September 30, 2006 was $342,000, a decrease of approximately $68,000, or 17%, compared to approximately $410,000 for the same period of the prior year. The decrease was primarily attributable to not incurring an executive compensation expense of approximately $129,000 in the nine months ended September 30, 2006, which we incurred in the same period of the prior year offset by the increase in the rental and travel related expenses incurred by our China office.

Depreciation and Amortization

During the nine months ended September 30, 2006, we did not have any depreciation expense as all of our fixed assets in the U.S. were fully depreciated. Compared to the amount of $905 in the same period of the prior year, the change was immaterial.

Operating Loss

The operating loss for the nine months ended September 30, 2006 was approximately $342,000, a decrease of $69,000 compared to the operating loss of $411,000 for the same period of the prior year. The decrease was due mainly to a decrease of $69,000 in general and administrative expense during the nine months ended September 30, 2006.

Interest Expenses

Due to the change of presentation format of the statements of operations in accordance with SFAS No. 144, the line item of interest expense presented interest expense incurred for the U.S. only. For the nine months ended September 30, 2006, interest expense was approximately $140,000, a decrease of approximately $300,000, or 68%, compared to approximately $440,000 for the same period of the prior year. The decrease was due primarily to a decrease in non-cash interest expenses resulting from the amortization of discounts to convertible notes and deferred loan commission.

Foreign Exchange Gain

Due to the Chinese RMB appreciation, for the nine months ended September 30, 2006, we incurred approximately $168,000 foreign exchange gain, which was not incurred on US basis during the same period in the prior year.

Income Tax Provision

Due to the change of presentation format of the statements of operations in accordance with SFAS No. 144, the line item of income tax provision presented tax information for the U.S. only. The income tax provision in the U.S. was $0 and $5,100 for the nine months ended September 30, 2006 and 2005, respectively.

Loss from Continuing Operations

Loss from continuing operations for the nine months ended September 30, 2006 was approximately $313,000, a decrease of approximately $542,000 compared to a loss of approximately $855,000 for the same period of the prior year. The decrease was due mainly to the decrease of $69,000 in general and administrative expense and the decrease of approximately $300,000 in interest expense during the nine months ended September 30, 2006.

Loss from Discontinued operations

Loss from discontinued operations for the nine months ended September 30, 2006 was approximately $437,000 compared to the income of approximately $1,800,000 for the same period of the prior year.

The reason for the loss from discontinued operations was due mainly to a decrease in Weifang Fuhua’s revenue by approximately $2.2 million for the nine months ended September 30, 2006, compared to revenue of approximately $12.1 million for the same period of the prior year;

Loss on Disposal of Discontinued operations

Loss on disposal of discontinued operations was approximately $3.747 million for the nine months ended September 30, 2006. There are two components of the loss on disposal of discontinued operations.

First, we incurred disposal expense of approximately $153,000 for the nine months ended September 30, 2006 whereas we did not have the same type of expense in the same period of the prior year. We incurred disposal expenses totaling $125,000 in the U.S., which related mainly to legal services for drafting the Share Purchase Agreement and valuation service in connection with the sale transaction. Disposal expense incurred in China totaled $28,000, which related mainly to identifying potential buyers, business consulting, legal advice, valuation advice, and rental of a temporary office space.

Second, in accordance with EITF 01-5, when an entity that has committed to a plan that will cause the currency translation adjustment for an equity method investment or a consolidated investment in a foreign entity to be reclassified to earnings, it should include the currency translation adjustment as part of carrying amount of the investment when evaluating that investment for impairment. We complied with this provision and determined an impairment of approximately $3.594 million [see p. 6 of our financial statements] as part of loss on disposal of discontinued operations. We did not have the same type of impairment for the same period of the prior year.

Net Loss

We reported a net loss of approximately $4.497 million for the nine months ended September 30, 2006, a negative change of approximately $5.444 million compared to net income of approximately $947,000 for the same period of the prior year. The increase in net loss was primarily attributable to an increase in loss from discontinued operations of $437,000, a loss on disposal of discontinued operations of $3.747 million, and a loss from continuing operations of approximately $313,000 [See p. 2 of our financial statements].

Loss Per Share

The loss per share for the nine months ended September 30, 2006 was $0.07 compared to an income per share of $0.02 for the same period of the prior year. The loss per share for the continuing operations was $0.00, compared to loss per share of $0.01 for the same period of the prior year. The loss per share from discontinued operations was $0.06 compared to the income per share of $0.03 from discontinued operations for the same period of the prior year. The increase in loss per share from discontinued operations was as a result of the loss from our discontinued operations, and loss on disposal of discontinued operations incurred during the nine months ended September 30, 2006.

Comparison of Three Months Ended September 30, 2006 and 2005

Revenue

As discussed above, we presented the entire statement of operations of Weifang Fuhua for the three months ended September 30, 2006 in the line item of loss from discontinued operations. We discussed and analyzed the loss from discontinued operations focusing on the operating results of Weifang Fuhua. We presented statement of operations for the three months ended September 30, 2005 in the same format for comparison purposes. However, our statements of operations and comprehensive loss for the three months ended September 30, 2005 and 2006 have still presented the consolidated operating results just in a different format without changes in substance. Accordingly, our management discussion and analysis has focused on the continued operation in the U.S.

General and Administrative Expenses

The general and administrative expenses for the three months ended September 30, 2006 was approximately $69,000, an increase of approximately $27,000 compared to expenses of approximately $42,000 for the same period of the prior year. The increase was primarily an increase in China office expense and legal expenses of approximately $26,000.

Depreciation and Amortization

During the three months ended September 30, 2006, we did not have any depreciation expense as all of our fixed assets in the U.S. were fully depreciated. Compared to the amount of $39 in the same period of the prior year, the change was immaterial.

Operating Loss

The operating loss for the three months ended September 30, 2006 was approximately $69,000, a decrease of $27,000 compared to the operating loss of approximately $42,000 for the same period of the prior year. The decrease was due mainly to a decrease of approximately $27,000 in general and administrative expense during the three months ended September 30, 2006.

Interest Expenses

Due to the change of presentation format of the statements of operations in accordance with SFAS No. 144, the line item of interest expense presented the interest information for the U.S. only. For the three months ended September 30, 2006, interest income was approximately $37,000, compared to interest expense of approximately $198,000 for the same period of the prior year. The interest income was incurred from the deposit in China bank by the sale of Fuhua Business and approximately $198,000 non-cash interest expenses resulting from the amortization of discounts to convertible notes and deferred loan commission accrued in the same period of last year.

Income Tax Provision

Due to the change of presentation format of the statements of operations in accordance with SFAS No. 144, the line item of income tax provision presented the tax information for the U.S. only. The income tax provision in the U.S. was zero and $4,800 for the three months ended September 30, 2006 and 2005, respectively.

Income from Continuing Operations

Income from continuing operations for the three months ended September 30, 2006 was approximately $137,000 compared to $246,000 in loss from continuing operations for the same period of the prior year. The income was due mainly to the foreign exchange gain and interest income during the three months ended September 30, 2006.

Income from Discontinued Operations

Income from discontinued operations for the three months ended September 30, 2006 was zero, compared to income from discontinued operations of $817,000 for the same period of the prior year. This decrease in income from discontinued operations resulted from our sale of our entire interest in Weifang Fuhua.

Gain on Disposal of Discontinued Operations

Gain on disposal of discontinued operations was zero for the three months ended September 30, 2006 and 2005.

Net Income

We reported a net income of approximately $137,000 for the three months ended September 30, 2006, a decrease approximately $435,000 compared to net income of approximately $572,000 for the same period of the prior year. This change is primarily attributable to a decrease in income from discontinued operations of 817,000 which was offset by an approximately $168,000 increase in foreign exchange gain and approximately 37,000 interest income.

Income Per Share

The Income per share for the three months ended September 30, 2006 was $0.00, a decrease of $0.01 compared to income per share of $0.01 for the same period of the prior year. The income per share for continuing operations was $0.00, compared to income per share of $0.00 for the same period of the prior year. The income per share from discontinued operations was $0.00, a decrease of $0.01 compared to income per share of $0.01 from discontinued operations for the same period of the prior year. The decrease in income per share from discontinued operations was as a result of the increase in loss from discontinued operations in Weifang Fuhua and loss on disposal of discontinued operations incurred during the three months ended September 30, 2006.

Liquidity and Capital Resources

In accordance with SFAS No. 144, we changed the presentation format of our consolidated balance sheet by inserting the line items of short-term assets, long-term assets, short-term liabilities, and long-term liabilities, including minority interest in the discontinued operations, on our consolidated balance sheet as of December 31, 2005 and September 30, 2006. Accordingly, we also changed the presentation format of our statements of cash flows for the nine months ended September 30, 2005 and 2006 for comparison purposes. In line with the change of presentation format, our discussion and analysis on liquidity and capital resources are focusing on the cash flows incurred in continuing operations.

As of September 30, 2006, we had cash of $10,125,000, compared to cash of approximately $1,104,500 as of September 30, 2005. We had a working capital of approximately $9.7 million on September 30, 2006, compared to a negative working capital of $5.855 million at December 31, 2005. The increase in working capital was mainly a result of the decrease in the short-term liabilities in discontinued operations.

Net cash provided by continued operating activities was approximately $135,000 for the nine months ended September 30, 2006, an increase of approximately $652,000 compared to approximately $517,000 cash used in continued operating activities for the same period of the prior year. The decrease of $652,000 in cash provided by continued operating activities was attributed to (1) the change in loss due to discontinued operations of $2,237,000 and the change in loss on disposal of discontinued operations of $3.747 million less the increase of $5.44 million in net loss attributed to common shares (representing an aggregate positive change of $478,000), (2) the change in non-cash interest expense of $62,000 between interim periods (amortization of discounts to convertible notes, representing a negative change), (3) the changes in operating assets and liabilities by $271,000 (representing a positive change), in addition to the negative change of $15,000 from amortization on non-cash interest (amortization of deferred offering costs) between the two interim periods, and (4) the stock compensation expense of $80,000 for the same period of the prior year where we did not have such expense in the nine months ended September 30, 2006. The net change of $652,000 has been analyzed.

The change in other receivables from the nine months ended September 30, 2006 and the same period in the prior year was approximately $56,000, which was due to collection of advances to employees for travel purposes and an advance to a law firm which was supposed to handle certain general corporate matters in the first quarter of 2006. The change in accounts payable between the nine months ended September 30, 2006 and the same period in the prior year was approximately $296,000, which was due to the increase in accounts payables related to professional services incurred in the nine months ended September 30, 2006. The decrease in accrued liabilities for the nine months ended September 30, 2006 and the same period in the prior year was approximately $82,000, which was due to the fact that we did not accrue many of the same accrued liabilities incurred in the nine months ended September 30, 2005 did not occur in the nine months ended September 30, 2006, such as accrued interest related to shareholder’s loan and convertible notes.

The change in cash provided by operating activities - discontinued operations for the nine months ended September 30, 2006 and the same period in the prior year was approximately $3.44 million [See p. 3 of our financial statements], reflecting Weifang’s Fuhua’s normal course of business operation for the nine months of both years.

Cash disbursements for disposal of our investment in Weifang Fuhua totaled approximately $153,000 during the nine months ended September 30, 2006. We did not incur any such disbursements during the same period in prior year.

Cash provided by investing activities - discontinued operations was approximately $8.763 million [See p. 3 of our financial statements] for the nine months ended September 30, 2006, which presented the cash received for the sale of our interest in Weifang Fuhua. Cash of $3.19 million used in the investing activities - discontinued operations in the same period of the prior year reflected the fact that we accelerated the construction of the Water Palace at the Park in the nine months ended September 30, 2005 in order to open the Water Palace in that quarter.

Net cash provided by continued financing activities was $84,000 for the nine months ended September 30, 2006, derived from the issuance convertible notes in the U.S. This represented a decrease of approximately $70,000 [See p. 3 of our financial statements] compared to the same period of the prior year. We issued 1 million shares of common stock at $0.30 per share and received proceeds of $300,000 during the same period of the prior year and received proceeds of $288,000 by issuing convertible notes. We repaid a shareholder loan of approximately $167,00 in the same period of the prior year, whereas we did not have such a repayment in the nine months ended September 30, 2006.

The cash of approximately $417,000 used in financing activities - discontinued operations in the nine months ended September 30, 2005 reflected cash proceeds borrowed from Neo-Luck for the purpose of paying contractors involved in the construction of the Water Palace. We had no such borrowing in the nine months ended September 30, 2006.

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

        Based on the evaluation by our Chief Executive Officer and Chief Financial Officer of our internal controls and procedures as of September 30, 2006, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15(e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

        There have been no significant changes to our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting during the reporting period ended September 30, 2006.

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

On July 28, 2006, $269,626 of convertible promissory notes and $56,214 of accrued interest were converted into 1,163,714 shares of the Company’s common stock, per the request of the note holders, at the conversion price of $0.28 per share. The transaction is pursuant to a signed agreement dated April 1, 2006 with Top Loyal Investment Co., Ltd. (which invested in the Company’s convertible notes), Neo-Luck Group, and Weifang Fuhua Amusement Park Co., Ltd. Pursuant to the signed agreement, the Company transferred its right to receive the amount of approximately $386,054 from Neo-Luck to Top Loyal and reduce the outstanding convertible notes by the same amount accordingly. Pursuant to the signed agreement, Top Loyal will collect cash payment of $386,054 directly from Fuhua and convert the remaining outstanding principal of $269,626 and the accrued interest of $56,214 as of March 31, 2006 into 1,163,714 shares of the Company’s common stock at $0.28 per share, which was specified in the original convertible note subscription agreement. Pursuant to the signed agreement, the Company will not be obligated to repay Top Loyal the approximate amount of $386,054 if Neo-Luck and/or Fuhua ultimately does not pay this amount to Top Loyal. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

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

INTRA-ASIA ENTERTAINMENT CORPORATION

DATE: November 14, 2006	/s/ Stanley Wu
Stanley Wu, Chief Executive Officer

DATE: November 14, 2006	/s/ LeLiang Zhang
LeLiang Zhang, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Stanley Wu for the Form 10-QSB for the quarter ended September 30, 2006.

31.2	Rule 13a-14(a) Certification of LeLiang Zhang for the Form 10-QSB for the quarter ended September 30, 2006.

32.1
Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Stanley Wu and LeLiang Zhang for the Form 10-QSB for the quarter ended September 30, 2006.