Form 10KSB
period 2006-12-31
INTRA ASIA ENTERTAINMENT CORP
filed 2007-04-17
CIK 1081206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Registrant's revenues for fiscal year ending December 31, 2006: $0

Aggregate market value of voting common stock held by non-affiliates, computed by reference to the average bid and asked price as of April 13, 2007 (based on closing price of $0.51 per share and 20,078,346 shares held by non-affiliates): $10,340,348

Number of shares outstanding of the registrant's $.001 par value common stock, as of the close of business on April 11, 2007: 65,399,583

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Description of Business.

This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

General

During 2005, we (references to "we", "us," "our," or the "Company" refer collectively to Intra-Asia Entertainment Corporation, a Nevada corporation, and its subsidiary, Intra-Asia Entertainment Corporation, a Delaware corporation (“Intar-Asia Delaware”)) owned an 85% interest in and managed the Weifang Fuhua Amusement Park in China's eastern Shandong Province. We held our equity interest in the park through Weifang Fuhua Amusement Park Co., Ltd., a Chinese joint venture organized in 1991. Weifang Neo-Luck (Group) Corporation, a Chinese corporation owned by the Weifang State Asset Administration Bureau, held the remaining 15% interest.

The park began commercial operations in April 1994, providing visitors with a high-quality and affordable family-oriented entertainment experience through a number of rides, games, shops, restaurants, entertainment venues and an indoor water park, the grand opening of which we held on February 6, 2005.

On January 31, 2006, we entered into a Share Purchase Agreement, pursuant to which we sold our shares of Weifang Fuhua Amusement Park Co., Ltd. (the “Park”), and therefore our interest in the Park, to Beijing Maidashi Investment Co., Ltd., a Chinese corporation (“Beijing Maidashi”) (the “Sale”). Pursuant to the Share Purchase Agreement, Beijing Maidashi paid us ten million dollars ($10,000,000 [US]) for our interest.

In connection with the Share Purchase Agreement, we entered into a Mutual Release with the Park and Beijing Maidashi whereby each party agreed to release from any claims or liabilities all other parties to the Mutual Release arising from the Sale.

We are currently seeking to acquire one or more businesses using the proceeds of the sale of our shares of Weifang Fuhua Amusement Park Co., Ltd. In furtherance of this objective, we executed a letter of intent on October 27, 2006, pursuant to which we hope to acquire a controlling interest in a geography information system (“GIS”) technology company in Beijing, China. The letter is non-binding and sets forth the basic terms of the proposed transaction and the understanding of the parties involved. We are currently conducting our due diligence investigation of the proposed acquiree. If we elect to consummate this transaction, we expect that it will provide us with the platform necessary to be competitive in the GIS section in China.

We do not currently have any other business operations, and until we acquire other than nominal assets, such as the GIS business described above, we are technically considered a "shell company", as defined in Rule 12b-2 of the Exchange Act.

Our Background

We incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed and raise bison. From December 1998 through March 26, 2003, we pursued breeding and ranching activities under a management agreement with Blue Sky Bison Ranch, Ltd., of Carvel, Alberta, Canada.

On March 26, 2003, we entered into an agreement and plan of reorganization with GloTech Industries, Inc., a Delaware corporation, as reported on Form 8-K filed with the Securities and Exchange Commission. Under the agreement, we acquired 100% of the outstanding shares of GloTech Delaware in exchange for approximately 82% of our outstanding common stock making GloTech Delaware our wholly-owned subsidiary. Pursuant to the agreement, we changed our name to GloTech Industries, Inc. and Heinz Fraunhoffer became our sole director and executive officer.

GloTech Delaware was incorporated in Delaware on July 18, 2002 to design and market safety products using electroluminescent, or "EL", technology developed in cooperation with the University of Florida. Applications for this technology include products designed to enhance the safety of bicyclists, construction workers and emergency service personnel. Because of its bright, cool light, EL is usable where other light sources might create a fire hazard, such as backlighting wristwatches and instrument panels in cars, boats and airplanes. Prior to a January 2004 share exchange with Intra-Asia Entertainment Corporation, a Delaware corporation, that we did not consummate until September 30, 2004, we had identified four markets that could readily utilize the EL technology: Vehicle Safety, Safety Apparel, Novelty and Visual Enhancement/Emergency Lighting. Concurrent with the January 2004 share exchange, we ceased research and development of our EL technology, and on June 29, 2004, disposed of this business in favor of concentrating on the amusement park business.

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

Employees

We currently have 1 employee, who is also employed full-time.

Item 2.	Description of Property.

We currently do not own any property.

Item 3.	Legal Proceedings.

We are from time to time subject to legal claims and legal proceedings that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation. Management is not currently aware of any claims and litigation against the Company except for the discussion below.

On September 19, 2005, Joseph C. Visconti filed an action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida against us for breach of contract arising out of an alleged employment contract between Mr. Visconti and us. Mr. Visconti sought unspecified damages. On April 9, 2007, we entered into a Settlement Agreement and Mutual Release with Mr. Visconti (“Settlement Agreement”). Pursuant to the Settlement Agreement, the Company issued to J. Stephen & Company a warrant for the purchase of 1,600,000 shares of our common stock at an exercise price of $0.35 per share (the “Warrant”). Mr. Visconti exercised the Warrant on the same date as the effective date to the Settlement Agreement, resulting in a purchase by Mr. Visconti of a total of 851,337 shares of our common stock. We relied upon Section 4(2) of the Securities Act of 1933 for the exemption from registration for these sales.

Item 4.	Submission of Matters to a Vote of Security Holders.

A majority of the Company’s stockholders approved the Company’s sale of our entire interest in Weifang Fuhua Amusement Park Co., Ltd. to Beijing Maidashi Investment Co., Ltd. (the “Sale”) under the Share Exchange Agreement by written consent in lieu of a meeting on January 31, 2006 (the "Sale Consent"), in accordance with the applicable provisions of Chapter 78 of the Nevada Revised Statues (the "Nevada Business Code").

On May 6, 2006, we received a written consent in lieu of a meeting of stockholders from the holders of 39,530,400 shares representing approximately 61.54% of the 64,235,869 shares of our total issued and outstanding shares of voting stock electing Stanley Wu, Xiaofang Ji, Leliang Zhang, and James Reskin as our directors.

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

Common Stock

Year 2007	High Bid	Low Bid

First Quarter	$0.96	$0.15

Year 2006	High Bid	Low Bid

First Quarter	$0.28	$0.10
Second Quarter	0.22	0.085
Third Quarter	0.14	0.07
Fourth Quarter	0.15	0.04

Year 2005	High Bid	Low Bid

First Quarter	$0.50	$0.16
Second Quarter	0.50	0.24
Third Quarter	0.48	0.24
Fourth Quarter	0.40	0.23

On April 11, 2007, the last reported sale of our common stock on the OTC Bulletin Board was $0.51 per share. As of April 11, 2007, there were approximately 154 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Recent Sales of Unregistered Securities

Pursuant to a Settlement Agreement and Mutual Release among our Company and Joseph C. Visconti dated April 9, 2007 (“Settlement Agreement”), we issued to J. Stephen & Company a warrant for the purchase of 1,600,000 shares of our common stock at an exercise price of $0.35 per share (the “Warrant”). Mr. Visconti exercised the Warrant on the same date as the effective date to the Settlement Agreement, resulting in a purchase by Mr. Visconti of a total of 851,337 shares of our common stock. We relied upon Section 4(2) of the Securities Act of 1933 for the exemption from registration for these sales.

On July 28, 2006, $269,626 of convertible promissory notes and $56,214 of accrued interest were converted into 1,163,714 shares of the Company’s common stock, per the request of the note holders, at the conversion price of $0.28 per share. The transaction was pursuant to a signed agreement dated April 1, 2006 with Top Loyal Investment Co., Ltd. (which invested in the Company’s convertible notes), Neo-Luck Group, and Weifang Fuhua Amusement Park Co., Ltd. Pursuant to the signed agreement, the Company transferred its right to receive the amount of approximately $386,054 from Neo-Luck to Top Loyal and reduced the outstanding convertible notes by the same amount accordingly. Pursuant to the signed agreement, Top Loyal was to collect cash payment of $386,054 directly from Fuhua and convert the remaining outstanding principal of $269,626 and the accrued interest of $56,214 as of March 31, 2006 into 1,163,714 shares of the Company’s common stock at $0.28 per share, which was specified in the original convertible note subscription agreement. Pursuant to the signed agreement, the Company was not obligated to repay Top Loyal the approximate amount of $386,054 if Neo-Luck and/or Fuhua ultimately did not pay this amount to Top Loyal. These issuances were made pursuant to the exemption from registration provided by SEC Rule 506 promulgated under Regulation D of the Securities Act of 1933.

On February 22, 2006, Mr. Maurice Esformes converted $11,960 of convertible promissory notes and $2,988 of accrued interest into 53,385 shares of our common stock at the conversion price of $0.28 per share.

On January 17 and February 16, 2006, we sold 0.86 and 2.14 units of convertible promissory notes at $28,000 per unit, respectively, to Top Loyal Development Ltd. and obtained gross proceeds of $84,000. In connection with these two transactions, Top Loyal Development, by exercising the warrants attached to the convertible notes, was able to purchase up to 300,000 shares of our common stock at a price of $0.38 per share. We relied upon Section 4(2) of the Securities Act of 1933 for the exemption from registration for these sales.

On June 23, 2005, we issued 1,000,000 shares of our common stock to Tsang Man Hung Veon in exchange for $300,000. No broker was involved and no discounts or commissions were paid in connection with these transactions. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemptions provided by Sections 3(b) and 4(2) of the Securities Act.

On January 4, 2005 and February 2, 2005, we issued $88,180 and $50,000, respectively, in Convertible Promissory Notes to Top Loyal Development, Ltd. The notes carried an interest rate of 8% per annum and the principal and interest were payable in full on or before March 31, 2006. The notes were convertible in full at the option of the holder at any time into shares of our common stock at $0.28 per share in principal and accrued interest. Attached to the notes were Class A Common Stock Purchase Warrants to purchase up to 493,499 shares of our common stock at an exercise price of $0.38 per share. These warrants were exercisable at any time through and including March 31, 2006. No broker was involved and no discounts or commissions were paid in connection with these transactions. The securities were issued to an accredited investor in a private transaction, without registration in reliance on the exemptions provided by Sections 3(b) and 4(2) of the Securities Act.

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

General

During 2005, and for the three months ended March 31, 2006, we owned 85% Weifang Fuhua Amusement Park (the “Park”) in the City of Weifang in China’s eastern Shandong Province. The Park is strategically located near the center of the City of Weifang and is available to the city’s approximately 8,000,000 residents and Shandong Province’s approximately 100,000,000 residents. We held our equity interest in the Park through Weifang Fuhua Amusement Park Co., Ltd., a Chinese joint venture organized in 1991. Weifang Neo-Luck (Group) Corporation, a Chinese corporation owned by the Weifang State Asset Administration Bureau, held the remaining 15% interest.

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

In accordance with paragraph 46 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we adjusted the presentation format of the consolidated balance sheet at December 31, 2005, the consolidated statements of operations and comprehensive loss and cash flows for the twelve months ended December 31, 2005 to conform the presentation of the consolidated financial statements for the twelve months ended December 31, 2006.

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

Results of Operations

Comparison of Twelve Months Ended December 31, 2006 and 2005

Revenue

In accordance with SFAS No. 144, we presented the entire statement of operations of Fuhua for the months ended December 31, 2006 in the line item of loss from discontinued operations. We discussed and analyzed the loss from discontinued operations focusing on the operating results of Fuhua. We presented statement of operations for the twelve months ended December 31, 2005 in the same format for comparison purposes. However, our statements of operations and comprehensive loss for the twelve months ended December 31, 2005 and 2006 have still presented the consolidated operating results just in a different format without changing any substance. Accordingly, our management discussion and analysis has focused on the continued operation in the U.S.

General and Administrative Expenses

The general and administrative expenses for the twelve months ended December 31, 2006 was $544,000, a increase of approximately $30,000, or 6%, compared to approximately $514,000 for the same period of the prior year. The increase was primarily attributable to not incurring an executive compensation expense of approximately $129,000 in the twelve months ended December 31, 2006, which we incurred in the same period of the prior year offset by the increase in the rental and travel related expenses incurred by our China office.

Depreciation and Amortization

During the twelve months ended December 31, 2006, we did not have any depreciation expense as all of our fixed assets in the U.S. were fully depreciated. Compared to the amount of $905 in the same period of the prior year, the change was immaterial.

Operating Loss

The operating loss for the twelve months ended December 31, 2006 was approximately $544,000, a increase of $30,000 compared to the operating loss of $515,000 for the same period of the prior year. The decrease was due mainly to a decrease of $29,000 in general and administrative expense during the twelve months ended December 31, 2006.

Interest Expenses

Due to the change of presentation format of the statements of operations in accordance with SFAS No. 144, the line item of interest expense presented interest expense incurred for the U.S. only. For the twelve months ended December 31, 2006, interest expense was approximately $120,000, a decrease of approximately $360,000, or 75%, compared to approximately $480,000 for the same period of the prior year. The decrease was due primarily to a decrease in non-cash interest expenses resulting from the amortization of discounts to convertible notes and deferred loan commission.

Foreign Exchange Gain

Due to the Chinese RMB appreciation, for the twelve months ended December 31, 2006, we incurred approximately $274,000 foreign exchange gain, which was not incurred on US basis during the same period in the prior year.

Income Tax Provision

Due to the change of presentation format of the statements of operations in accordance with SFAS No. 144, the line item of income tax provision presented tax information for the U.S. only. The income tax provision in the U.S. was $800 and $800 for the twelve months ended December 31, 2006 and 2005, respectively.

Loss from Continuing Operations

Loss from continuing operations for the twelve months ended December 31, 2006 was approximately $819,000, a decrease of approximately $178,000 compared to a loss of approximately $997,000 for the same period of the prior year. The decrease was due mainly to the decrease of approximately $360,000 in interest expense during the twelve months ended December 31, 2006.

Loss from Discontinued Operations

Loss from discontinued operations for the twelve months ended December 31, 2006 was approximately $437,000 compared to the loss of approximately $9,046,000 for the same period of the prior year.

The reason for the loss from discontinued operations was due mainly to a decrease in Weifang Fuhua’s revenue by approximately $2.2 million for the twelve months ended December 31, 2006, compared to revenue of approximately $14.9 million for the same period of the prior year; see Note 2 for details.

Loss on Disposal of Discontinued Operations

Loss on disposal of discontinued operations was approximately $3.747 million for the twelve months ended December 31, 2006. There are two components of the loss on disposal of discontinued operations.

First, we incurred disposal expense of approximately $153,000 for the twelve months ended December 31, 2006 whereas we did not have the same type of expense in the same period of the prior year. We incurred disposal expenses totaling $125,000 in the U.S., which related mainly to legal services for drafting the Share Purchase Agreement and valuation service in connection with the sale transaction. Disposal expense incurred in China totaled $28,000, which related mainly to identifying potential buyers, business consulting, legal advice, valuation advice, and rental of a temporary office space.

Second, in accordance with EITF 01-5, when an entity that has committed to a plan that will cause the currency translation adjustment for an equity method investment or a consolidated investment in a foreign entity to be reclassified to earnings, it should include the currency translation adjustment as part of carrying amount of the investment when evaluating that investment for impairment. We complied with this provision and determined an impairment of approximately $3.747 million as part of loss on disposal of discontinued operations. We did not have the same type of impairment for the same period of the prior year.

Net Loss

We reported a net loss of approximately $5 million for the twelve months ended December 31, 2006, a decrease of approximately $5.04 million compared to net loss of approximately $10,040,000 for the same period of the prior year. The decrease in net loss was primarily attributable to an decrease in loss from discontinued operations of $8,609,000, offset by the increase in loss from disposal of discontinued operations of $3.747 million.

Loss Per Share

The loss per share for the twelve months ended December 31, 2006 was $0.08 compared to a loss per share of $0.16 for the same period of the prior year. The loss per share for the continuing operations was $0.01, compared to loss per share of $0.02 for the same period of the prior year. The loss per share from discontinued operations was $0.06 compared to the loss per share of $0.14 from discontinued operations for the same period of the prior year. The increase in loss per share from discontinued operations was as a result of the loss from our discontinued operations, and loss on disposal of discontinued operations incurred during the twelve months ended December 31, 2006.

Liquidity and Capital Resources

In accordance with SFAS No. 144, we changed the presentation format of our consolidated balance sheet by inserting the line items of short-term assets, long-term assets, short-term liabilities, and long-term liabilities, including minority interest in the discontinued operations, on our consolidated balance sheet as of December 31, 2005 and December 31, 2006. Accordingly, we also changed the presentation format of our statements of cash flows for the year ended December 31, 2005 and 2006 for comparison purposes. In line with the change of presentation format, our discussion and analysis on liquidity and capital resources are focusing on the cash flows incurred in continuing operations.

As of December 31, 2006, we had cash of $10,259,000, compared to cash of approximately $755,000 as of December 31, 2005. We had a working capital of approximately $9.27 million on December 31, 2006, compared to a negative working capital of $5.85 million at December 31, 2005. The increase in working capital was mainly a result of the decrease in the short-term liabilities in discontinued operations.

Net cash provided by continued operating activities was approximately $196,000 for the twelve months ended December 31, 2006, an increase of approximately $886,000 compared to approximately $690,000 cash used in continued operating activities for the same period of the prior year. The increase of $886,000 in cash provided by continued operating activities was mainly attributed to (1) the change in non-cash interest expense of $62,000 between two periods (amortization of discounts to convertible notes, representing a negative change), (2) the changes in operating assets and liabilities by $876,000 (representing a positive change), in addition to the negative change of $25,000 from amortization on non-cash interest (amortization of deferred offering costs) between the two periods, and (3) the stock compensation expense of $80,000 for the same period of the prior year where we did not have such expense in the twelve months ended December 31, 2006.

The change in other receivables from the twelve months ended December 31, 2006 and the same period in the prior year was approximately $176,000, which was mainly due to collection of advances to employees for travel purposes and an advance to a law firm which was supposed to handle certain general corporate matters in the first quarter of 2006. The change in accounts payable between the twelve months ended December 31, 2006 and the same period in the prior year was approximately $59,000, which was mainly due to the increase in accounts payables related to professional services incurred in the twelve months ended December 31, 2006. The decrease in accrued liabilities for the twelve months ended December 31, 2006 and the same period in the prior year was approximately $628,000, which was mainly due to the fact that we did not accrue many of the same accrued liabilities incurred in the twelve months ended December 31, 2005 did not occur in the twelve months ended December 31, 2006, such as accrued professional fee and interest related to shareholder’s loan and convertible notes.

The change in cash provided by operating activities - discontinued operations for the twelve months ended December 31, 2006 and the same period in the prior year was approximately $4.2 million, reflecting Weifang’s Fuhua’s normal course of business operation for both years.

Cash provided by investing activities - discontinued operations was approximately $8.763 million for the twelve months ended December 31, 2006, which presented the cash received for the sale of our interest in Weifang Fuhua. Cash of $4.932 million used in the investing activities - discontinued operations in the same period of the prior year reflected the fact that we accelerated the construction of the Water Palace at the Park in the twelve months ended December 31, 2005 in order to open the Water Palace in that quarter.

Net cash provided by continued financing activities was $84,000 for the twelve months ended December 31, 2006, derived from the issuance convertible notes in the U.S. This represented a decrease of approximately $2,000 compared to the prior year. We issued 1 million shares of common stock at $0.30 per share and received proceeds of $300,000 during the prior year and received proceeds of $394,000 by issuing convertible notes. We repaid to related party approximately $21,000 in the prior year, whereas we did not have such a repayment in the twelve months ended December 31, 2006.

The cash of approximately $586,000 used in financing activities - discontinued operations in the twelve months ended December 31, 2005 reflected cash proceeds borrowed from Neo-Luck for the purpose of paying contractors involved in the construction of the Water Palace. We had no such borrowing in the twelve months ended December 31, 2006.

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

Please refer to Financial Statements on pages F-1 to F-21.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective August 2, 2006, the Company dismissed BDO Shanghai Zhonghua ("BDO"), as its independent registered public accounting firm. BDO's report on our financial statements for each of the years ended December 31, 2005 and December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such reports modified as to uncertainty, audit scope or accounting principles. Our Board of Directors approved the dismissal by written consent dated as of August 2, 2006.

In connection with the audit for the year ended December 31, 2005 and the subsequent interim period through the date of dismissal, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BDO, would have caused it to make references to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years. Additionally, during that time period, there were no reportable events, as defined by Regulation S-B Item 304 (a)(1)(iv).

On August 2, 2006, our Board of Directors approved the engagement of Simon & Edward, LLP ("Simon & Edward") as our independent registered public accounting firm. Simon & Edward will act as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

During the two most recent fiscal years and the interim period preceding the appointment of Simon & Edward, we have not consulted Simon & Edward regarding either (i) the application of the accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Simon & Edward concluded was an important factor that we considered in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event, as defined in Regulation S-B, Item 304(a)(1)(iv).

We have provided BDO with a copy of the disclosures we are making herein in response to Item 304 of Regulation S-B.

We have requested that BDO furnish us with a letter addressed to the Commission stating whether BDO agrees with our statements, and if not, stating the respects in which BDO did not agree. A copy of the letter from BDO, dated August 2, 2006, is incorporated by reference to this Form 10-KSB as an exhibit.

Item 8A.	Controls and Procedures.

Based on the evaluation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures as of December 31, 2006, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15(e) promulgated by the Securities and Exchange Commission. There have been no significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2006.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth our current directors and executive officers as of March 31, 2007:

Name	Position	Age
Stanley Wu	Chairman of the Board, Chief Executive Officer, President	73
Leliang Zhang	Chief Financial Officer, Director	36
James Reskin	Director	48

Stanley Wu, Chairman of the Board, Chief Executive Officer, and President. Mr. Wu became our Chairman, CEO, and President effective June 9, 2006. Mr. Wu has served as a director of the Company from December 19, 2003 to present. He previously served as our President and Chief Executive Officer from December 19, 2003 to March 15, 2004. Mr. Wu is the founder and Chairman of the Jimswood Group of companies in California, which have holdings and joint venture interests in Japan, China, Mexico and the United States.

Leliang Zhang, Director and Chief Financial Officer. Mr. Zhang was appointed director and CFO of the Company on December 1, 2005. Mr. Zhang served as Controller of Oriental Intra-Asia (China) Entertainment Co. since June 2004. He also served as Controller of Shandong Baorui Company from December 2002 to May 2004 and Manager of the Finance Department of Weifang Yuanfei Hotel from September 1997 to November 2002.

James Reskin, Director. Mr. Reskin has served as director of the Company since September 28, 2004. He was also the Company’s President and Chief Executive Officer from March 15, 2004 to September 28, 2004. In addition to practicing law in his own firm, James A. Reskin & Associates, since 1986, Mr. Reskin provides consulting services to small businesses as a founding partner of Practical Business Concepts, LLC. He served as president and later CEO of FullCircle Registry, Inc. (OTCBB: FLCR) until March 2003.

Family Relationships

None of the above officers or directors are related to any other.

Legal Proceedings

None of the officers or directors have, during the past 5 years,:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors functions as our audit committee. Leliang Zhang, our Chief Financial Officer and one of our Directors, has extensive experience in accounting and financial matters but is not proficient in generally accepted accounting principles in the United States. We are actively recruiting a financial expert to serve on our Board of Directors.

Compensation Committee

Our Board of directors functions as our compensation committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, certain officers and persons who own more than ten percent (10%) of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in ownership of our common stock held by such persons. Each of Stanley Wu, Xiaofang Ji, Leliang Zhang and James Reskin failed to timely file a Form 3 on February 7, 2006, when we filed Form 8-A registering our common stock pursuant to Section 12(g) of the Exchange Act. We informed the reporting persons of their filing obligations. Stanley Wu, Xiaofang Ji, and Leliang Zhang each filed a late Form 3 on April 21, 2006.

Code of Ethics

A copy of our Code of Ethics and Business Conduct is attached as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed on March 31, 2005.

Item 10.	Executive Compensation.

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006. The value attributable to any option awards is computed in accordance with FAS 123R.

Summary Compensation Table

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp-ensation ($)	Non-qualified Deferred Comp-ensation Earnings ($)	All Other Comp-ensation ($)	Total ($)
Stanley Wu,	0	0	0	0	0	0	0	0
CEO and President
Leliang Zhang,	0	0	0	0	0	0	0	0
CFO
Xiaofang Ji,	0	0	0	0	0	0	0	0
Former CEO

Outstanding Equity Awards at Fiscal Year End

The following outstanding equity awards disclosure reflects all compensation under option awards and stock awards earned by or paid to an executive officer outstanding as of the end of the fiscal year ended December 31, 2006.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Un-exercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Stanley Wu	0	0	0	N/A	N/A	0	N/A	0	0

Leliang Zhang	0	0	0	N/A	N/A	0	N/A	0	0

Xingming Zhang	0	0	0	N/A	N/A	0	N/A	0	0

Joseph Visconti	0	0	0	N/A	N/A	0	N/A	0	0

Duo Wang	0	0	0	N/A	N/A	0	N/A	0	0

Xiaofang Ji	0	0	0	N/A	N/A	0	N/A	0	0

Director Compensation

In 2006, members of our Board of Directors did not receive any compensation for their services as directors.

Employment Agreements, Director Agreements, Termination Provisions, or Change-in-Control Provisions

We currently do not have any employment agreements or director agreements with any of our officers and directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities available for future plan issuance
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	3,200,000 (1)	$0.35	0

Total

(1) Effective as of August 2, 2004, we issued to each of J. Stephen & Company, Inc. and CCC Interests Limited a Stock Purchase Warrant to purchase 1,600,000 shares of our common stock at $0.35 per share.

Security Ownership of Certain Beneficial Owners and Management

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and / or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect of security through any contract, arrangement, understanding, or relationship or otherwise, subject to community property laws where applicable.

The following table sets forth the beneficial ownership of our common stock, as of April 11, 2007, of (i) persons who own more than five percent of our common stock (ii) our named executive officers, and (iii) our current directors and executive officers as a group:

Title of class	Name and address of beneficial owner (2)	Amount and nature of beneficial owner	Percent of class (1)
Common Stock, $.001 par value	Weicheng International Inc. 1111 Corporate Center Rd. Suite 203B Monterey Park, CA 91754	39,530,400	60.44%
Common Stock, $.001 par value	Foster Growth Ltd. PO Box 957 Tortola, BVI	4,131,302	6.32%
Common Stock, $.001 par value	Stanley Wu 184 S. Trish Ct. Anaheim Hills, CA 92808	1,562,700 (3)	2.39%
Common Stock, $.001 par value	Leliang Zhang	No shares	0%
Common Stock, $.001 par value	James Reskin 5809 Britany Valley Road Louisville, KY 40222	96,835 (4)	0.15%
Common Stock, $.001 par value	Directors and executive officers as a group (3 in total)	1,659,535	2.54%

(1) The number of outstanding shares of common stock of Intra-Asia Entertainment is based upon 65,399,583 shares as of April 11, 2007. Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 11, 2007, are treated as outstanding only when determining the amount and percentage owned by such individual or group.

(2) The address of each executive officer and director of the Company is 1111 Corporate Center Road, Suite 203B Monterey Park, CA 91754.

(3) Mr. Wu beneficially owns 1,562,700 shares through his wife, Jenny T. Wu, who owns 812,080 shares, and his sons, Christopher and Davisson Wu, who own 450,620 and 300,000 shares, respectively.

(4) Mr. Reskin beneficially owns 93,110 shares directly and 3,725 shares through Marmaduke Capital Partners, LLC, a Kentucky limited liability company, of which Mr. Reskin is managing member and owns more than 10% of the total membership units. Mr. Reskin also owns less than 1% of Fullcircle Registry, Inc., a publicly-traded company that owns 186,220 shares of our common stock. Mr. Reskin is not an affiliate of Fullcircle Registry, Inc. and therefore is not deemed to be a beneficial owner of any shares of our common stock by virtue of being a stockholder in Fullcircle Registry, Inc.

Item 12.	Certain Relationships and Related Transactions; Director Independence

Related Party Transactions

None.

Director Independence

One of our directors, James Reskin, is an independent director as that term is defined under NASDAQ Rule 4200(a)(15).

Item 13.	Exhibits.

EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization among R&R Ranching, Inc. and GloTech Industries, Inc., dated March 26, 2003 (1)

2.2	Agreement and Plan of Reorganization among Intra-Asia Entertainment Corporation and Intra-Asia Entertainment Corporation (Delaware), dated December 19, 2003 (2)

2.4	Addendum to Agreement and Plan of Reorganization among Intra-Asia Entertainment Corporation and Intra-Asia Entertainment Corporation (Delaware), dated September 30, 2004 (2)

2.5	Share Purchase Agreement among Intra-Asia Entertainment Corporation (Delaware) and Beijing Maidashi Investment Co., Ltd., dated January 31, 2006 (3)

2.6	Mutual Release among Intra-Asia Entertainment Corporation (Delaware), Weifang Fuhua Amusement Park Co., Ltd., and Beijing Maidashi Investmetn Co., Ltd., dated January 31, 2006 *

3.1	Amended and Restated Articles of Incorporation of Intra-Asia Entertainment Corporation dated December 19, 2003 (4)

3.2	Bylaws of Intra-Asia Entertainment Corporation (5)

10.1	Settlement Agreement and Mutual Release *

14.1	Code of Ethics and Business Conduct (4)

16.1	Letter on change in certifying accountant (6)

21.1	Subsidiaries of the Company *

31.1	Section 302 Certification by the Company’s Chief Executive Officer *

31.2	Section 302 Certification by the Company’s Chief Financial Officer *

32.1	Section 906 Certification by the Company’s Chief Executive Officer *

32.2	Section 906 Certification by the Company’s Chief Financial Officer *

* Filed herein
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 7, 2003.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-QSB filed on December 14, 2004.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on March 30, 1999.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 8, 2006.

Item 14.	Principal Accountant Fees and Services.

Audit Fees
The aggregate fees billed for the year ending December 31, 2006 for professional services rendered by Simon & Edward, LLP for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB were $34,951.

The aggregate fees billed for the years ending December 31, 2006 and 2005 for professional services rendered by BDO Shanghai Zhonghua for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSBs and Form 10-KSB for 2005 were $28,000 and $117,500, respectively.

Audit-Related Fees
There were no additional audit-related fees billed for the year ending December 31, 2006 for professional services rendered by Simon & Edward.

There were no additional audit-related fees billed for the year ending December 31, 2005 for professional services rendered by BDO Shanghai Zhonghua.

Tax Fees
The aggregate fees billed for the year ending December 31, 2006 for professional services rendered by Peter Tang, CPA for tax compliance, tax advice, and tax planning were $3,000.

All Other Fees
There were no other fees billed for the year ending December 31, 2006 for professional services rendered.

There were no other fees billed for the year ending December 31, 2005 for professional services rendered.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRA-ASIA ENTERTAINMENT CORPORATION

Dated: April 17, 2007	By:	/s/ Stanley Wu
Stanley Wu, Chief Executive Officer, Chairman of the Board, and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stanley Wu	Chief Executive Officer (Principal Executive	April 17, 2007
Stanley Wu	Officer), Chairman of the Board, and President

/s/ Leliang Zhang	Chief Financial Officer and Director	April 17, 2007
Leliang Zhang	(Principal Financial Officer and
Principal Accounting Officer)

/s/ James Reskin	Director	April 17, 2007
James Reskin

INTRA-ASIA ENTERTAINMENT CORPORATION AND
SUBSIDIARIES

FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Intra-Asia Entertainment Corporation

Gentlemen:

We have audited the accompanying consolidated balance sheet of Intra-Asia Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended December 31, 2005 before the reclassification discussed in Note 2 to the financial statements, were audited by other auditors whose report, dated March 31, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Simon & Edward, LLP

City of Industry, California
April 5, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors
Intra-Asia Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Intra-Asia Entertainment Corporation (the “Company”) as of December 31, 2004 and 2005 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intra-Asia Entertainment Corporation, as of December 31, 2004 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO Shanghai Zhonghua

Shanghai, PRC
March 31, 2006

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	December 31,
	2006	2005
		(As Adjusted)

ASSETS

Current assets:
Cash	$10,258,654	$5,416
Other receivables	27,233	133,334
Amounts due from a related party	-	386,054
Short-term assets - discontinued operation (Note 2)	-	1,759,741
Total current assets	10,285,887	2,284,545

Long-term assets - discontinued operation (Note 2)	-	30,415,942

Deferred loan commission	-	13,267

Total assets	$10,285,887	$32,713,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$205,941	$49,001
Other payable	164,248	-
Accrued liabilities	626,697	198,773
Convertible notes - current	21,000	511,453
Short-term liabilities - discontinued operation (Note 2)	-	7,380,272
Total current liabilities	1,017,886	8,139,499

Long-term liabilities - discontinued operation (Note 2)	-	14,569,529

Total liabilities	1,017,886	22,709,028

Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized, 65,399,382 and 64,182,283 shares issued and outstanding	65,399	64,182
Additional paid-in capital	21,694,786	21,310,816
Accumulated deficit	(12,565,386)	(7,561,773)
Accumulated other comprehensive income (loss) - translation adjustments	73,202	(3,808,499)

Total stockholders' equity	9,268,001	10,004,726

Total liabilities and stockholders' equity	$10,285,887	$32,713,754

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended December 31,
	2006	2005
		(As Adjusted)

Revenue	$-	$-

Expenses:
General and administrative	544,347	513,874
Depreciation and amortization	-	905
Total expenses	544,347	514,779

Loss from operations	(544,347)	(514,779)

Interest expense	(121,717)	(481,723)

Foreign exchange gain	274,223	-

Other loss	(426,602)	-

Loss before income taxes	(818,443)	(996,502)

Income taxes	800	800

Loss from continuing operation	(819,243)	(997,302)

Loss from discontinued operation (Note 2)	(437,065)	(9,045,778)

Loss on disposal of discontinued operation (Note 2)	(3,747,305)	-

Net loss	$(5,003,613)	$(10,043,080)

Weighted average shares of outstanding - basic	64,666,574	63,375,583
Weighted average shares of outstanding- diluted	64,666,574	63,375,583
Loss per share - basic and diluted	$(0.08)	$(0.16)
Continuing operations - basic and diluted	$(0.01)	$(0.02)
Discontinued operation - basic and diluted	$(0.06)	$(0.14)

Comprehensive loss:
Net loss	$(5,003,613)	$(10,043,080)
Translation adjustments	3,881,701	383,948
Total comprehensive loss	$(1,121,912)	$(9,659,132)

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficits)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance, December 31, 2004	61,782,218	$61,782	$20,028,401	$2,481,307	$(4,192,447)	$18,379,043

Conversion of principal of notes payable	1,283,036	1,283	613,167	-	-	614,450

Conversion of accrued interest	117,029	117	53,463	-	-	53,580

Liability assumed by CEO	-	-	26,870	-	-	26,870

Donation received by Fuhua (85% interest)	-	-	8,571	-	-	8,571

Issuance of common shares	1,000,000	1,000	379,000	-	-	380,000

Forgiveness of liability	-	-	2,851	-	-	2,851

Beneficial conversion features on convertible notes	-	-	99,837	-	-	99,837

Deemed interest due to warrants issued related to convertible notes payable	-	-	98,656	-	-	98,656

Translation adjustments	-	-	-	-	383,948	383,948

Net loss	-	-	-	(10,043,080)	-	(10,043,080)

Balance, December 31, 2005	64,182,283	64,182	21,310,816	(7,561,773)	(3,808,499)	10,004,726

Conversion of principal notes payable	1,005,664	1,006	280,580	-	-	281,586

Conversion of accrued interest	211,435	211	58,990	-	-	59,201

Beneficial conversion features on convertible notes	-	-	40,200	-	-	40,200

Deemed interest due to warrants issued related to convertible notes payable	-	-	4,200	-	-	4,200

Net loss	-	-	-	(5,003,613)	-	(5,003,613)

Translation adjustments	-	-	-	-	3,881,701	3,881,701

Balance, December 31, 2006	65,399,382	$65,399	$21,694,786	$(12,565,386)	$73,202	$9,268,001

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended December 31,
	2006	2005
		(As Adjusted)
Cash flows from operating activities:
Net loss	$(5,003,613)	$(10,043,080)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Investment loss	-	9,045,777
Depreciation	-	905
Amortization of deferred offering cost	21,667	46,817
Amortization of discounts to convertible notes	140,574	202,843
Stock compensation	-	80,000
Loss from discontinued operation (Note 2)	437,065	-
Loss on disposal of discontinued operation (Note 2)	3,747,305	-
Changes in assets and liabilities (excluding discontinued operation):
Other receivables	74,814	(100,711)
Accounts payable	7,420	(65,922)
Accrued liabilities	770,921	143,340
Cash provided by operating activities - discontinued operation	431,595	4,623,447
Net cash provided by operating activities	627,748	3,933,416

Cash flows from investing activities:
Decrease in advanced from buyers	(189,674)	-
Proceeds from sale of financial assets - discontinued operation	10,036,781	-
Cash used in investing activities - discontinued operation	(1,084,178)	(4,931,537)
Net cash provided by (used in) investing activities	8,762,929	(4,931,537)

Cash flows from financing activities:
Proceeds from issuing convertible notes	84,000	393,566
Proceeds from issuing common shares	-	300,000
Repayment of payable - related party	-	(21,301)
Cash used in financing activities - discontinued operation	-	(586,001)
Net cash provided by financing activities	84,000	86,264

Effect of change in exchange rates on cash	29,068	830,544

Net increase in cash and cash equivalents	9,503,745	(81,313)

Cash and cash equivalents, beginning of period - discontinued operation	749,493	825,312
Cash and cash equivalents, beginning of period	5,416	10,910
Cash and cash equivalents, end of period	$10,258,654	$754,909

Components of cash and cash equivalents, end of period
From discontinued operation	-	749,493
From continuing operations	10,258,654	5,416

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$778,392
Income taxes	$800	$619,888

See accompanying notes to consolidated financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 -- GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 3, 2006, the Company sold its 85% interest in Weifang Fuhua Amusement Park Co., Ltd (Fuhua) by entered into a supplementary agreement with Beijing Maidashi Investment Co., Ltd (the Buyer) with respect to the transfer and acceptance agreement entered on March 25, 2006 to acknowledge that the control of Fuhua Amusement Park Co., Ltd. has been officially taken over by the Buyer based on the fact that the full amount of consideration of $10 million has been received by the Company, the application of changing ownership signed by both parties has been filed with a relevant government agency, and the share certificate of Fuhua has been surrendered to the Buyer on that day.

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), the financial results of Fuhua are classified as discontinued operations in the accompanying Consolidated Statements of Earnings for all periods presented.

On May 4, 2004, the Company incorporated and owned 100% of Intra-Asia Entertainment (Asia Pacific) Limited (“Intra-Asia Samoa”), a Samoan company. On May 15, 2004, the Company incorporated and owned 100% of Intra-Asia Entertainment (China) Limited (“Intra-Asia Hong Kong”), a Chinese company. Intra-Asia Samoa and Intra-Asia Hong Kong owns 40% and 60% of Oriental Intra-Asia Entertainment (China) Limited (“Intra-Asia China”), respectively. Intra-Asia China’s current business plan is to engage in investing in other company or companies in China.

The consolidated financial statements include the accounts of Intra-Asia Entertainment Corporation, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited and Intra-Asia Entertainment (China) Limited, its indirectly wholly owned subsidiary Oriental Intra-Asia Entertainment (China) Limited, and its majority owned subsidiary, Weifang Fuhua Amusement Park Co., Ltd (discontinued operations). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Cash Equivalents

The Company classifies all highly liquid investments purchase with a maturity of three months or less as cash equivalents.

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

Maintenance and repairs are charged directly to expense as incurred. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss). Property and equipment were fully depreciated at December 31, 2006.

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

Fuhua is subject to PRC tax laws and the tax rate is 33% on taxable income. Since its inception, Fuhua has filed its tax returns with Weifang Neo-Luck (Group) Corporation (“Neo-Luck”), the 15% shareholder of the Company, under an informal tax-sharing arrangement whereby the Company computed its income tax on a separate-company basis and remitted its tax payments directly to Neo-Luck. In 1999, Fuhua entered into a formal tax-sharing agreement with Neo-Luck. Pursuant to the executed tax-sharing agreement, Neo-Luck will indemnify the Company for any tax liability to the tax authority if there are any disputes over Fuhua's tax filing position

For U.S. income tax purposes, no provision has been made for U.S. taxes on undistributed earnings of Fuhua. It was not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, were lent to the Company, or if the Company should sell its stock in Fuhua. However, the Company believes that U.S. foreign tax credits and net operating loss carry-forward available would substantially eliminate any additional tax effects.

 NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The impact of FIN 48 had no effect on the Company’s financial statements.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the FASB also issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amends SFAS 87, 88, 106, and 132R, and requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position. The impact of SFAS 158 had no effect on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 ("SAB 108"), considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, that addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements. SAB 108 is effective for fiscal years ending November 15, 2006 and, upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. The impact of SAB 108 had no effect on the Company’s financial statements.

NOTE 2 -- DISCONTINUED OPERATIONS

On April 3, 2006, the Company closed the previously announced sales of its 85% interest in Weifang Fuhua Amusement Park Co., Ltd (Fuhua) by entered into a supplementary agreement with Beijing Maidashi Investment Co., Ltd. (the Buyer) with respect to the transfer and acceptance agreement entered on March 25, 2006 to acknowledge that the control of Fuqua Amusement Park Co., Ltd. has been officially taken over by the Buyer based on the fact that the full amount of consideration of $10 million has been received by the Company, the application of changing ownership signed by both parties has been filed with a relevant government agency, and the share certificate of Fuhua has been surrendered to the Buyer on that day.

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), the financial results of Fuhua are classified as discontinued operations in the accompanying Consolidated Statements of Earnings for all periods presented.

Operating results of the discontinued operations which excluded loss on disposal and minority interest were as follows:

NOTE 2 -- DISCONTINUED OPERATIONS (Continued)

	Year Ended December 31,
	2006	2005
Net sales	$2,158,659	$14,581,532
Total revenues	2,201,506	14,581,532
Pretax Income (loss)	(514,194)	(10,022,202)
85% interest in income (loss)	$(437,065)	$(9,045,777)

As of December 31, 2006, the Company incurred disposal expenses totaling $125,000 in the U.S. related mainly to the legal advice, drafting sales agreement, and valuation advice in connection with this disposal. In addition, the Company incurred disposal expense totaling $27,893 in China related mainly to identifying potential buyers, business consulting, legal advice, valuation advice, and rental for occupying an office space for the temporary purpose.

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

NOTE 2 -- DISCONTINUED OPERATIONS (Continued)

December 31, 2005

Short-term assets — discontinued operation
Cash	$749,493
Trade receivables	491,694
Other receivables	336,849
Inventories	181,705
Total	1,759,741

Long-term assets — discontinued operation
Property, plant and equipments	30,415,942

Total assets — discontinued operation	$32,175,683

Short-term liabilities — discontinued operation
Short-term bank loans	$161,965
Long-term bank loans — current portion	4,270,726
Accounts payable	1,596,429
Accrued liabilities	407,883
Staff bonus and welfare fund	140,253
Payable to related party	803,016
Total	7,380,272

Long-term liabilities — discontinued portion
Long-term bank loans	9,976,926
Shareholder’s loan — Neo-Luck	2,788,035
Minority interest — 15% interest in Fuhua	1,804,568
Total liabilities — discontinued liabilities	14,569,529

Total liabilities — discontinued operation	$21,949,801

85% of interest in Fuhua	$10,225,882

NOTE 2 -- DISCONTINUED OPERATIONS (Continued)

The Company assessed the loss on disposal of discontinued operation as follows:

Carrying value of investment in Fuhua at April 3, 2006 without considering the amount of translation adjustment on the Company’s book	$ 9,855,432

Translation adjustment on the Company’s book to be considered per EITF 01-5 for assessing impairment purpose	3,738,980

Carrying value of investment to be disposed of for impairment assessment purpose	13,594,412

Proceeds expected to receive	10,000,000

Estimated impairment loss, which reduced the carrying value of long-term assets — discontinued operation	$ 3,594,412

Disposal expense	152,893

Loss on disposal of discontinued operation	$ 3,747,305

Based on the above assessment, the impairment was used to reduce the carrying value of long-term assets in discontinued operation presented at April 3, 2006. As result of the above accounting treatment, a corresponding amount of currency translation adjustment on the Company’s book was reclassified as part of carrying value of investment in Fuhua to determine the loss on disposal.

NOTE 3 -- CONVERTIBLE NOTES

Convertible Notes Issued in 2006

On January 17 and February 16, 2006, the Company sold additional 0.86 and 2.14 units of convertible promissory notes at $28,000 per unit, respectively, to Top Loyal Development Ltd. and obtained gross proceeds of $84,000 in the aggregate. In connection with these two transactions, Top Loyal Development, by exercising the warrants attached to the convertible notes, could purchase up to 300,000 shares of the Company’s stock at a price of $0.38 per share any time from the issuing date until March 31, 2006. The Company estimated the fair value of the warrants attached to the promissory notes at $4,714 by using Black-Scholes option pricing model. In accordance with EITF 00-27, the Company allocated the fair value of $4,200 to the warrants issued and the fair value of $79,800 to the convertible notes in accordance with relative fair value method. Based on the fair value of $79,800, the Company recognized the beneficial conversion feature of $40,200 in accordance with the market price of the Company’s common stock on each issuing date. Consequently, the convertible notes of $84,000 had a total discount of $44,400. As the outstanding convertible notes matured on March 31, 2006, the total discount of $44,400 was recognized as part of interest expense for the year ended December 31, 2006.

NOTE 3 -- CONVERTIBLE NOTES (Continued)

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

For the year ended December 31, 2005, the amortization of warrants and benefit conversion feature for all of the outstanding convertible notes were $137,404 and $147,245, respectively. For the year ended December 31, 2005, the amortization of deferred offering cost was $77,985. As of December 31, 2006, all of the outstanding balance of warrant and beneficial conversion feature will be fully amortized with the maturity of associate convertible notes.

NOTE 4 -- EQUITY TRANSACTIONS

Transactions in 2006

On February 22, 2006, $11,960 of convertible promissory notes and $2,988 of accrued interest were converted into 53,385 shares of the Company’s common stock, per the request of the note holders, at the conversion price of $0.28 per share.

NOTE 4 -- EQUITY TRANSACTIONS (Continued)

Transactions in 2006 (Continued)

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

NOTE 4 -- EQUITY TRANSACTIONS (Continued)

Transactions in 2005 (Continued)

As of December 31, 2005, the Company had outstanding warrants totaling 5,388,115 with an average exercise price of $0.36 per share.

NOTE 5 -- SHARE-BASED PAYMENTS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. The Company issued warrants, in aggregate, to purchase 85,714 and 214,286 shares of the Company’s common stock in connection with issuing convertible notes on January 17 and February 16, 2006, respectively, with an exercise price of $0.38 per share. These warrants expired on March 31, 2006 pursuant to the convertible note agreement. First, the Company used Black-Scholes option pricing model to determine the fair value of the stock warrants on the grant date. The fair value of stock warrants for 85,714 shares was at $0.03 per share resulting in a share-based compensation totaling $2,571. The fair value of stock warrants of 214,286 shares was at $0.01 per share resulting in a share-based compensation totaling $2,143. Second, the Company allocated the fair value of $4,200, instead of $4,714, to the warrants and the fair value of $79,800 to the convertible note in accordance with relative fair value method. Because the outstanding convertible notes matured on March 31, 2006, the aggregate $4,200 was recognized as non-cash interest expense for the year ended December 31, 2006.

Assumptions

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	December 31,
	2006	2005

Expected volatility	124.82%	141.12 - 152.79%
Weighted average volatility	124.82%	141.12 - 152.79%
Expected life (years)	0.14	0.74 - 1.24
Risk free interest rate	4.44%	2.82 - 3.55%

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The period of observation covered was from January 17, 2005 to February 16, 2006. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

NOTE 5 -- SHARE-BASED PAYMENTS (Continued)

Assumptions (Continued)

A summary of stock warrants for the year ended December 31, 2006 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2006	5,388,114	$0.36	17.70	$—
Granted	300,000	0.38	—
Exercised	—
Forfeited or expired	(2,416,714)	0.38
Outstanding at December 31, 2006	3,271,400	0.35	30.77	$—

Exercisable at December 31, 2006	3,271,400	$0.35	30.77	$—

NOTE 6 -- INCOME TAXES

The income tax provision was as follows:

	Year Ended December 31,
Current	2006	2005
Domestic:
Federal	$-	$-
State	800	800
Foreign:
China	-	619,888

	$800	$620,688

Fuhua was subject to taxation under the laws of the PRC based on a tax rate of 33% (30% for the central government and 3% for the local government). Income tax expense in Fuhua consists primarily of statutory central and local income taxes of the PRC. Intra-Asia is subject to the federal and state tax laws of the United States of America. Intra-Asia recognized the minimum California income tax of $800 for the years ended December 31, 2006 and 2005 based on California income tax laws.

NOTE 6 -- INCOME TAXES (Continued)

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Year Ended December 31,
	2006	2005
Federal statutory rate, net of state benefit	(31.0)%	(31.0)%
State taxes	(8.8)	(8.8)
Foreign income tax rate impact	(33.0)	(33.0)
Permanent difference	35.0	72.7
Other	-	2.2
Change in valuation allowance	37.8	3.5
Effective income tax rate	-%	5.6%

At December 31, 2006, Intra-Asia had net operating loss carryforwards of approximately $3.17 million for federal income tax purpose and approximately $2.93 million for state income tax purposes. For federal income tax purposes, the net operating loss will expire at various periods through 2026.

Net deferred tax assets consist of the following:

	December 31,
	2006	2005
Net operating loss carryforward	$1,240,000	$1,109,000
Deferred tax liabilities	-	(19,000)
	1,240,000	1,090,000
Valuation allowance	(1,240,000)	(1,090,000)

Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those net operating losses become deductible. Based upon the business nature of the U.S. operations at December 31, 2006 and 2005, management has concluded that it is uncertain whether Intra-Asia will realize the benefits of these deferred tax assets. Consequently, the Company has provided a full valuation allowance against the gross deferred tax assets.

NOTE 7 -- LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” (“SFAS No. 128”). Basic Earnings per Share (“EPS”) are computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Stock warrants to purchase 3,271,400 shares with an exercise prices ranging from $0.35 to $0.38 per share were outstanding as of December 31, 2006. No warrants were included in the determination of potential common shares equivalents because the average market prices per share of the Company’s common stock for the year ended December 31, 2006 was lower than the weighted average exercise price. Therefore, these warrants were anti-dilutive.

NOTE 8 -- RELATED PARTY TRANSACTIONS

Lease

The Company leases its facility from Weicheng International, Inc., a shareholder, under an operating lease agreement that currently is under month-to-month terms. The base rent is $1,500 per month. Rent expense under this lease agreement amounted to $18,000 for the year ended December 31, 2006.

NOTE 9 -- SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

	Year Ended Ended December 31,
	2006	2005
Non-cash Transactions

Common stock	$1,207	$1,160
Additional paid-in capital	336,593	578,840
Convertible notes	(281,586)	(580,000)
Additional paid-in capital	44,400	124,993
Discounts to convertible notes	(44,400)	(124,993)
Additional paid-in capital	-	6,507
Investment in Fuhua	-	(6,507)
Common stock	10	95
Additional paid-in capital	2,977	47,205
Accrued interest converted into common shares	(59,201)	(47,300)
Due from related party	386,054	-
Convertible notes	(386,054)	-

******