Form 10QSB
period 2007-03-31
INTRA ASIA ENTERTAINMENT CORP
filed 2007-05-11
CIK 1081206

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Number of shares outstanding of the issuer's $.001 par value common stock, as of May 9, 2007: 67,588,021

Transitional Small Business Disclosure Format (Check One): YES ☐          NO ☒

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

	INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	F-1

Item 2	Management's Discussion and Analysis or Plan of Operation	1

Item 3	Controls and Procedures	7

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	8

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3	Defaults Upon Senior Securities	8

Item 4	Submission of Matters to a Vote of Security Holders	8

Item 5	Other Information	8

Item 6	Exhibits	8

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY

FINANCIAL STATEMENTS

March 31, 2007

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations	F-2

Condensed Consolidated Statements of Cash Flows	F-3

Notes to Financial Statements	F-4

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash	$9,764,718	$10,258,654
Other receivables	12,900	27,233

Total current assets	9,777,618	10,285,887

Total assets	$9,777,618	$10,285,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued liabilities	$458,715	$996,886
Convertible notes - current	21,000	21,000

Total current liabilities	479,715	1,017,886

Total liabilities	479,715	1,017,886

Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares
authorized, 65,399,382 and 65,399,382 shares issued and outstanding	65,399	65,399
Additional paid-in capital	21,694,786	21,694,786
Accumulated deficit	(12,542,794)	(12,565,386)
Accumulated other comprehensive loss - translation adjustments	80,512	73,202

Total stockholders' equity (deficit)	9,297,903	9,268,001

Total liabilities and stockholders' equity (deficit)	$9,777,618	$10,285,887

See Accompanying Notes to Financial Statements

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	March 31, 2007	March 31, 2006

Revenue	$-	$-

Expenses:
General and administrative	85,686	114,432

Total expenses	85,686	114,432

Loss from operations	(85,686)	(114,432)

Interest income	17,981	-

Foreign exchange gain	89,097	-

Other income	1,200	-

Interest expense	-	(170,693)

Income (Loss) before income taxes	22,592	(285,125)

Income taxes	-	-

Income (Loss) from continuing operation	22,592	(285,125)

Loss from discontinued operation (Note 1)	-	(437,065)

Loss on disposal of discontinued operation (Note 1)	-	(3,794,342)

Net income (loss)	$22,592	$(4,516,532)

Weighted average shares of outstanding - basic	65,399,382	64,204,230
Weighted average shares of outstanding- diluted	68,670,782	64,204,230
Income (Loss) per share - basic and diluted	$-	$(0.07)
Continuing operations - basic and diluted	$-	$-
Discontinued operation - basic and diluted	$-	$(0.07)

Comprehensive loss:
Net income (loss)	$22,592	$(4,516,532)
Translation adjustments	7,310	66,523
Comprehensive income (loss)	$29,902	$(4,450,009)

See Accompanying Notes to Financial Statements

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Cash flows from operating activities:	March 31, 2007	March 31, 2006
Net income (loss)	$22,592	$(4,516,532)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of deferred offering cost	-	21,667
Amortization of discounts to convertible notes	-	140,574
Loss from discontinued operation (Note 1)	-	437,065
Loss on disposal of discontinued operation (Note 1)	-	3,794,342
Changes in assets and liabilities (excluding discontinued operation):
Other receivables	14,333	(33,172)
Accounts payable	-	204,710
Accrued liabilities	(541,950)	15,421
Cash provided by operating activities - discontinued operation	-	765,013
Net cash provided by (used in) operating activities	(505,025)	829,088

Cash flows from investing activities:
Disbursements for disposal of investment	-	(152,893)
Cash provided by (used in) investing activities - discontinued operation	-	(615,492)
Net cash used in investing activities	-	(768,385)

Cash flows from financing activities:
Proceeds from issuing convertible notes	-	84,000
Net cash used in financing activities	-	84,000

Effect of change in exchange rates on cash	11,089	(93)

Net increase in cash and cash equivalents	(493,936)	144,610

Cash and cash equivalents, beginning of period - discontinued operation	-	749,493
Cash and cash equivalents, beginning of period	10,258,654	5,416
Cash and cash equivalents, end of period	$9,764,718	$899,519

Components of cash and cash equivalents, end of period
From discontinued operation	-	899,014
From continuing operations	9,764,718	505

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	-	-

See Accompanying Notes to Financial Statements

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Operating results of the discontinued operations which excluded loss on disposal and minority interest were as follows:

Three Months Ended March 31, 2006
Net sales	$2,158,659
Total revenues	2,201,506
Pretax Income (loss)	(514,194)
85% interest in income (loss)	$(437,065)

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
the Company’s book	$9,855,432

Translation adjustment on the Company’s book to be
considered per EITF 01-5 for assessing impairment purpose	3,786,017

Carrying value of investment to be disposed of for impairment
assessment purpose	13,641,449

Proceeds expected to receive	10,000,000

Estimated impairment loss, which reduced the carrying value
of long-term assets — discontinued operation	$3,641,449

Disposal expense	152,893

Loss on disposal of discontinued operation	$3,794,342

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

Maintenance and repairs are charged directly to expense as incurred. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss). Property and equipment were fully depreciated at March 31, 2007.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 ("SAB 108"), considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, that addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements. SAB 108 is effective for fiscal years ending November 15, 2006 and, upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. The Company will adopt SAB 108 for its fiscal year ending December 31, 2006 and is assessing what impact, if any, the adoption of SAB 108 will have on its financial position and results of operations.

In September 2006, the FASB also issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amends SFAS 87, 88, 106, and 132R, and requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. SFAS 158 is not applicable to the Company, as it does not have a defined benefit pension plan.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements(Continued)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

NOTE 3 — SHARE-BASED PAYMENTS

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

NOTE 4 — EQUITY TRANSACTIONS

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

Assumptions

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	March 31,
	2007	2006
Expected volatility	124.82%	124.82%
Weighted average volatility	124.82%	124.82%
Expected life (years)	0.14	0.14
Risk free interest rate	4.44%	4.44%

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The period of observation covered was from January 17, 2005 to February 16, 2006. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

NOTE 4 — EQUITY TRANSACTIONS(Continued)

A summary of stock warrants for the three months ended March 31, 2007 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2007	3,271,400	$0.35	30.77	$-
Granted	-	-	-	-
Exercised, Forfeited or expired	-	-	-	-
Outstanding at March 31, 2007	3,271,400	0.35	27.81	$-

Exercisable at December 31, 2006	3,271,400	$0.35	30.77	$-

NOTE 5 — INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” (“SFAS No. 128”). Basic Earnings per Share (“EPS”) are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Stock warrants to purchase 3,271,400 shares with an exercise prices $0.35 per share were outstanding as of March 31, 2007. 3,271,400 stock warrants were included in the determination of potential common shares equivalents because the average market prices per share of the Company’s common stock for the three months ended March 31, 2007 was higher than the weighted average exercise price. These warrants were anti-dilutive because the net income for the three-month ended March 31, 2007 were immaterial and did not impact the EPS calculation.

NOTE 6 -- RELATED PARTY TRANSACTIONS

Operating Lease

The Company leases its facility from Weicheng International, Inc., a shareholder, under an operating lease agreement that currently is under month-to-month terms. The base rent is $1,500 per month. Rent expense under this lease agreement amounted to $4,500 for the three months ended March 31, 2007.

NOTE 7 — SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Non-cash Transactions
Common stock	$-	$43
Additional paid-in capital	-	11,917
Convertible notes	-	(11,960)
Additional paid-in capital	-	44,400
Discounts to convertible notes	-	(44,400)
Common stock	-	10
Additional paid-in capital	-	2,977
Accrued interest converted into common shares	-	(2,987)
Restricted cash	-	(10,000,000)
Advance from the Buyer	-	10,000,000

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

General

During 2005, and for the three months ended March 31, 2006, we owned 85% Weifang Fuhua Amusement Park in the City of Weifang in China’s eastern Shandong Province. The park is strategically located near the center of the City of Weifang and is available to the city’s approximately 8,000,000 residents and Shandong Province’s approximately 100,000,000 residents. We held our equity interest in the Park through Weifang Fuhua Amusement Park Co., Ltd., a Chinese joint venture organized in 1991. Weifang Neo-Luck (Group) Corporation, a Chinese corporation owned by the Weifang State Asset Administration Bureau, held the remaining 15% interest.

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

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Revenue

In accordance with SFAS No. 144, we presented the entire statement of operations of Fuhua for the three months ended March 31, 2006 in the line item of loss from discontinued operations. We discussed and analyzed the loss from discontinued operations focusing on the operating results of Fuhua. However, our statements of operations and comprehensive loss for the three months ended March 31, 2006 and 2007 have still presented the consolidated operating results just in a different format without changing any substance. Accordingly, our management discussion and analysis has focused on the continued operation in the U.S.

General and Administrative Expenses

The general and administrative expenses for the three months ended March 31, 2007 was $86,000, a decrease of approximately $28,000, or 25%, compared to approximately $114,000 for the same period of the prior year. The decrease was primarily attributable to decrease in legal fees.

Depreciation and Amortization

During the three months ended March 31, 2007 and March 31, 2006, we did not have any depreciation expense as all of our fixed assets in the U.S. were fully depreciated.

Operating Loss

The operating loss for the three months ended March 31, 2007 was approximately $86,000 a decrease of $28,000 compared to the operating loss of $114,000 for the same period of the prior year. The decrease was due mainly to a decrease of $28,000 in general and administrative expense during the three months ended March 31, 2007.

Interest Income

We incurred interest income of approximately $18,000 from the restricted cash in China and we did not received any interest income for the same period of the prior year.

Foreign Exchange Gain

Due to the Chinese RMB appreciation, for the three months ended March 31, 2007, we incurred approximately $89,000 foreign exchange gain, which was not incurred on US basis during the same period in the prior year.

Income Tax Provision

During the three months ended March 31, 2007 and March 31, 2006, we did not have any income tax provision.

Income from Continuing Operations

Income from continuing operations for the three months ended March 31, 2007 was approximately $22,600 compared to a loss of approximately $4,520,000 for the same period of the prior year. The increase was due mainly to the increase of approximately $89,000 in foreign exchange gain during the three months ended March 31, 2007 and decrease in loss from discontinued operation (see Note 1).

Loss from Discontinued operations

Loss from discontinued operations for the three months ended March 31, 2007 was zero compared to the loss of approximately $437,000 for the same period of the prior year. The reason for the loss from discontinued operations for the three months ended March 31, 2006 was due mainly to a decrease in Weifang Fuhua’s revenue.

Loss on Disposal of Discontinued operations

Loss on disposal of discontinued operations for the three months ended March 31, 2007 was zero compared to the loss of approximately $3.79 million for the three months ended March 31, 2006. There are two components of the loss on disposal of discontinued operations.

First, we incurred disposal expense of approximately $153,000 for the three months ended March 31, 2006 whereas we did not have the same type of expense in the same period of this year. We incurred disposal expenses totaling $125,000 in the U.S., which related mainly to legal services for drafting the Share Purchase Agreement and valuation service in connection with the sale transaction. Disposal expense incurred in China totaled $28,000, which related mainly to identifying potential buyers, business consulting, legal advice, valuation advice, and rental of a temporary office space.

Second, in accordance with EITF 01-5, when an entity that has committed to a plan that will cause the currency translation adjustment for an equity method investment or a consolidated investment in a foreign entity to be reclassified to earnings, it should include the currency translation adjustment as part of carrying amount of the investment when evaluating that investment for impairment. We complied with this provision and determined an impairment of approximately $3.79 million [see p. 7 of our financial statements] as part of loss on disposal of discontinued operations. We did not have the same type of impairment for the same period of this year.

Net Income

We reported a net income of approximately $22,600 for the three months ended March 31, 2007 compared to net loss of approximately $4.52 million for the same period of the prior year. The net income was primarily attributable to the gain from foreign exchange gain, and The net loss for the three months ended March 31, 2006 was primarily attributable to the loss from discontinued operations of $437,000 and the loss from disposal of discontinued operations of $3.79 million [See p. 3 of our financial statements].

Income Per Share

The income per share for the three months ended March 31, 2007 was $0.0 compared to a loss per share of $0.07 for the same period of the prior year due to the incurred loss per share from discontinued operations and the loss on disposal of discontinued operations incurred during the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2007, we had cash of $9,765,000, compared to cash of approximately $899,000 as of March 31, 2006. We had a working capital of approximately $9.298 million on March 31, 2007, compared to a working capital of $9.268 million at December 31, 2006. There are no significant variance between the balances in working capital of the period.

Net cash used in continued operating activities was approximately $505,000 for the three months ended March 31, 2007, a decrease of approximately $569,000 compared to approximately $64,000 cash provided by continued operating activities for the same period of the prior year. The decrease of $569,000 in cash provided by continued operating activities was mainly attributed to (1) the change in non-cash interest expense of $141,000 between two periods (amortization of discounts to convertible notes, representing a negative change), and (2) the changes in operating assets and liabilities by $715,000 (representing a positive change), in addition to the negative change of $22,000 from amortization on non-cash interest (amortization of deferred offering costs) between the two periods.

The change in other receivables from the three months ended March 31, 2007 and the same period in the prior year was approximately $48,000, which was mainly due to collection of advances to employees for travel purposes and an advance to a law firm which was supposed to handle certain general corporate matters in the first quarter of 2007. The change in accounts payable between the three months ended March 31, 2007 and the same period in the prior year was approximately $205,000, which was mainly due to the decrease in accounts payables related to professional services incurred in the three months ended March 31, 2007. The decrease in accrued liabilities for the three months ended March 31, 2007 and the same period in the prior year was approximately $557,000, which was mainly due to the fact that we did not accrue many of the same accrued liabilities incurred in the three months ended March 31, 2006 did not occur in the three months ended March 31, 2007, such as accrued professional fee and interest related to convertible notes.

The change in cash provided by operating activities - discontinued operations for the three months ended March 31, 2007 and the same period in the prior year was approximately $4.2 million [See the financial statements], reflecting Weifang’s Fuhua’s normal course of business operation for both periods.

Cash disbursements for disposal of investment in Fuhua totaled approximately $153,000 during the three months ended March 31, 2006. We did not incur any such disbursements in the three months ended March 31, 2007.

Cash used in discontinued investing activities was approximately $615,000 for the three months ended March 31, 2006, which presented the cash outlay for the construction of the Water Palace in Fuhua. We did not incur any such outlay in the three months ended March 31, 2007.

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

(b)       Changes in internal controls.

        There have been no significant changes to our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting during the reporting period ended March 31, 2007.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits filed with this report are attached hereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRA-ASIA ENTERTAINMENT CORPORATION

DATE: May 10, 2007	/s/ Stanley Wu
Stanley Wu, Chief Executive Officer

DATE: May 10, 2007	/s/ LeLiang Zhang
LeLiang Zhang, Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Stanley Wu for the Form 10-QSB for the quarter ended March 31, 2007.

31.2	Rule 13a-14(a) Certification of LeLiang Zhang for the Form 10-QSB for the quarter ended March 31, 2007.

32.1
Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Stanley Wu and LeLiang Zhang for the Form 10-QSB for the quarter ended March 31, 2007.