Form 10QSB
period 2007-06-30
INTRA ASIA ENTERTAINMENT CORP
filed 2007-08-16
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51792

INTRA-ASIA ENTERTAINMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	87-0616524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

07 Floor E-Wing Center
No. 113 Zhichunlu, Haidian District
Beijing, China 100086
(Address of principal executive offices, Zip Code)

(86) 10-82671299

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	147,008,332

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	F-1- F-2
Condensed Consolidated Statements of Operations	F-3
Condensed Consolidated Statements of Changes in Shareholders' Equity	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Financial Statements	F-6-F-15

1

INTRA-ASIA ENTERTAINMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,718,566
Restricted cash	131,500
Accounts receivable	3,682,462
Cost and estimated earnings in excess of billings on
uncompleted contracts	914,692
Prepayments	1,536,237
Other receivable	440,280
Deferred tax assets	473,873
Other current assets	186,375
Total current assets	16,083,985

Prepayment on investment	249,850

Property and equipment, net	1,004,541

Deferred tax assets	182,347

Deposits	5,853

Loans to others	428,818

Total assets	$17,955,394

The accompanying notes are an integral part of the financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$129,844
Notes payable	394,500
Billings in excess of costs and estimated earnings on
uncompleted contracts	613,995
Accrued expenses	165,062
Total current liabilities	1,303,401

Minority Interest	820,650

Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 shares
authorized and 0 shares issued and outstanding	-
Common stock, par value $0.001 per share, 150,000,000 shares
authorized , 19,601,111 shares issued and outstanding	19,601
Additional paid-in capital	10,537,885
Accumulated deficit	4,814,341
Accumulated other comprehensive loss - translation adjustments	459,516

Total stockholders' equity (deficit)	15,831,343

Total liabilities and stockholders' equity (deficit)	$17,955,394

The accompanying notes are an integral part of the financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenues	$4,237,566	$2,680,222	$1,613,020	$1,381,648

Cost of Revenues	2,368,208	1,449,721	606,773	824,248

Gross Profit	1,869,358	1,230,501	1,006,247	557,401

Expenses:
Selling, general, and administrative expenses	437,930	347,414	159,939	199,307

Income from operations	1,431,428	883,087	846,308	358,094

Other income (expense):
Interest income	21,062	512	20,055	261
Interest expense	(12,229)	(13,751)	(4,243)	(9,521)
Minority interest	(233,967)	(5,099)	(211,380)	(5,099)
Other income (expense) - net	179,152	39,926	100,817	4,241
Total other income (expense)	(45,982)	21,588	(94,751)	(10,118)

Net income before income taxes	1,385,446	904,675	751,557	347,976

Provision for income taxes	33,767	(37,285)	85,212	(39,118)

Net income	$1,351,679	$941,960	$666,345	$387,094

Weighted average shares of outstanding - basic	11,440,216	8,564,756	14,160,514	8,562,660
Weighted average shares of outstanding - diluted	11,509,660	8,564,756	14,299,403	8,562,660
Income (Loss) per share -
Basic	$0.12	$0.11	$0.05	$0.05
Diluted	$0.12	$0.11	$0.05	$0.05

Comprehensive income (loss)
Net income (loss)	$1,351,679	$941,960	$666,345	$387,094
Transaction adjustments	242,648	32,879	178,745	10,574
Comprehensive income (loss)	$1,594,327	$974,839	$845,090	$397,668

The accompanying notes are an integral part of the financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,351,679	$941,960
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization expenses	17,144	10,974
Merger costs to be charged directly to equity	(1,447,361)
Changes in operating assets:
Increase in restricted cash
Deferred income tax expense (benefit)	33,767	(37,285)
Minority interest	233,967	5,099
Increase in accounts receivable	(843,326)	(247,793)
Increase in prepayment	(385,595)	(419,662)
Increase in other receivable	(232,469)	(95,755)
Increase in cost and estimated earnings
in excess of billings on uncompleted contracts	(270,296)	(55,599)
Increase in other current assets	(97,817)	(114,526)
Decrease in accounts payable	(36,340)	(62,217)
Increase in billings in excess of costs
and estimated earnings on uncompleted contracts	266,402	129,343
Increase (Decrease) in accrued expenses	(730,437)	28,252
Net cash provided by (used in) operating activities	(2,140,682)	82,791

Cash flows from investing activities

Cash flows from investing activities:
Cash acquired from reverse merger of PKU	1,321,164	-
(Increase) in loan to others	(149,812)	(9,544)
Payment of cash to the shareholders of the
accounting acquirer	(2,000,000)	-
Decreae in other assets - deposits	6,066	3,374
Payment of cash to JingBo Co. for investment	(786,680)	-
Purchases of property and equipment	(766,656)	(68,104)
Net cash used in investing activities	(2,375,918)	(74,274)

Cash flows from financing activities:
Proceeds from (payments of) short-term borrowings	(259,420)	124,620
Proceeds from issuing shares	3,200,000	-
Net cash provided by financing activities	2,940,580	124,620

Effect of foreign currency exchange translation	35,932	2,072

Net increase (decrease) in cash	(1,540,088)	135,209

Cash - beginning	10,258,654	149,691
Cash - ending	$8,718,566	$284,900

Supplemental disclosures:
Interest paid	$12,040	$13,112
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

INTRA-ASIA ENTERTAINMENT CORPORATION AND ITS SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business—Intra-Asia Entertainment Corporation (the “Company”) was originally incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed bison. In about March 2003, R & R Ranching Inc. sold its bison to Blue Sky Bison Ranch, Ltd.

The Company have experienced several corporate name changes as follows: GloTech Industries, Inc. in March 2003, Intra-Asia Entertainment Corporation in December 2003,

On May 14, 2007, the Company entered into a share exchange agreement with Cabowise International Ltd. (“Cabowise”), a British Virgin Islands company, the stockholders of Cabowise, Weicheng International Inc. and Foster Growth Ltd. Pursuant to the share exchange agreement, the Company, , among other things, agreed to issue to the stockholders of Cabowise 10,841,491 shares of its common stock in exchange for all of the issued and outstanding capital stock of Cabowise. In addition, Cabowise agreed to assign its option to purchase a majority equity interest in Beijing PKU Chinafront High Technology Co., Ltd (“PKU”) to the Company’s indirect Chinese subsidiary Oriental Intra-Asia Entertainment (China) Limited (“Oriental Intra-Asia”).

Cabowise does not have any subsidiaries nor is it engaged in any business. Cabowise’s sole asset was its option to purchase an eighty-five percent (85%) interest in PKU (the “PKU Option”). Pursuant to the share exchange agreement, Cabowise agreed to assign the PKU Option to Oriental Intra-Asia. On May 14, 2007, Cabowise, the Company and Oriental Intra-Asia entered into an assignment and assumption agreement whereby Cabowise assigned the PKU Option to Oriental Intra-Asia. On May 14, 2007, Oriental Intra-Asia exercised the PKU Option, and Oriental Intra-Asia became the owner of an eighty-five percent (85%) equity interest in PKU.

PKU is in the business of providing Geography Information System (GIS) application services to the Chinese governments in the sectors of Ditigal City, Land and Resources, and Transportation. PKU offers GIS application services that cover GIS system planning, deployment, system construction, data testing, system audit and optimization, user’s manual and customer training, through self-developed GIS platform software products applicable for two-dimension and three-dimension system models. PKU was incorporated in Beijing, China on October 30, 2000.

The exchange of shares has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the PKU obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of PKU, with PKU being treated as the continuing entity. The historical financial statements presented are those of PKU. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

During July, 2007, the Company authorized a 1-for-7.5 reverse split of all issued and outstanding shares of common stock. The 1-for-7.5 reverse split is expected to effect on or about August 20, 2007. The capital stock accounts and all share data in this report give effect to the reverse split, applied retroactively, for all periods presented.

The accompanying notes are an integral part of the financial statements.

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation— The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Principles of Consolidation— The consolidated financial statements include the accounts of Intra-Asia Entertainment Corporation, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly wholly owned subsidiary Oriental Intra-Asia Entertainment (China) Limited, Beijing PKU Chinafront High Technology Co., Ltd and Beijing Tian Hao Ding Xing Technology Co., Ltd.. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include accrued warranty costs, as well as revenue and costs recorded under the percentage-of-completion method. Actual results could differ from those estimates.

Cash Equivalents—The Company classifies all highly liquid investments purchased with a maturity of three months or less as cash equivalents.

Accounts Receivable—Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually five years.

Revenue Recognition—Substantially all of the Company’s revenues are on contracts recognized using the percentage-of-completion method, measured by the ratio of costs incurred to date to estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies and travels. General and administrative costs are charged to expense as incurred. Losses on contracts are recorded in full as they are identified.

The accompanying notes are an integral part of the financial statements.

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Payments—The Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments” (“SFAS No. 123R”) effective January 1, 2006. SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No.123R generally requires such transactions be accounted for using a fair-value-based method. The Company has never issued any stock options to any employees.

Income Taxes—Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against deferred tax assets if it is more likely than not that all, or some portion, of such assets will not be realized.

Impairment of Long-Lived Assets—The Company adopts SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that no impairments of long-lived assets currently exist.

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. To date, there has been no bad debt incurred.

Statement of Cash Flows—In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment—The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of PKU are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates PKU's assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of PKU's financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive loss - translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

The accompanying notes are an integral part of the financial statements.

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2007, the exchange rate between the RMB (¥) and the USD ($) was ¥1=$0.13150. The weighted-average rates of exchange between the RMB and the USD was ¥1=$0.12971 for the six-month ended June 30, 2007. Total translation adjustment recognized as of June 30, 2007 is $459,516.
Comprehensive Income—Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Fair Value of Financial Instruments— The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

The carrying amounts of the Company's long-term debt approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the potential impact, if any, that the adoption of SFAS 157 will have on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 ("SAB 108"), considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, that addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements. SAB 108 is effective for fiscal years ending November 15, 2006 and, upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. The Company has adopted SAB 108 and the adoption had no impact on the periods presented.

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

The accompanying notes are an integral part of the financial statements.

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its financial position and results of operations.

In June 2007, the FASB issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position and results of operations.

2.  RESTRICTED CASH

In May 2006, the Company deposited ¥1,000,000, or $131,500 in one of its banks to facilitate a fund verification letter issued by the bank to a customer. The verification letter is a contractual term requested by the customer and is valid for 18 months. This amount is recorded as Restricted Cash.

The accompanying notes are an integral part of the financial statements.

3.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

June 30,
2007
(Unaudited)

Costs incurred on uncompleted contracts	$3,580,208
Estimated earnings on uncompleted contracts	4,195,009

7,775,217
Less: billings to date	7,474,520

Total	$300,697

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

June 30,
2007
(Unaudited)

Costs and estimated earnings in excess of billings on
uncompleted contracts	$914,692
Billings in excess of costs and estimated earnings on
uncompleted contracts	(613,995)

Total	$300,697

4.  CREDIT AGREEMENT

On February 24, 2006, the Company entered into a loan agreement with a bank to borrow ¥2,000,000, or $248,000. The loan is guaranteed by a paid surety for the full amount. Interest is payable monthly at fixed rate of 5.580%. The loan expired on February 23, 2007. At March 31, 2007 and December 31, 2006, the balance outstanding of this bank loan was ¥0 or $0, and ¥2,000,000 or $256,400, respectively.

On September 15, 2006, the Company renewed a loan agreement with the same bank to borrow ¥3,000,000, or $372,000. The loan is guaranteed by a paid surety for the full amount. Interest is payable monthly at fixed rate of 6.120%. The loan will expire on September 14, 2007. At June 30, 2007, the balance outstanding of this bank loan was ¥3,000,000 or $394,500.

The accompanying notes are an integral part of the financial statements.

5.  PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

June 30,
2007
(Unaudited)

Automobiles	$192,437
Machinery and equipment	54,988
Furniture and fixtures	149,452
Prepayment for building	763,496

1,160,373
Less: accumulated depreciation	(155,832)

Property and equipment, net	$1,004,541

On June 2, 2007, the Company entered into an agreement to purchase an office building for $1,281,731. As of June 30, 2007, the Company has paid $763,496.

6.  SHARE-BASED PAYMENTS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. The Company issued warrants, in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger service on May 14, 2007 with an exercise price of $0.24 per share. These warrants will expire on May 13, 2014 pursuant to the common stock purchase warrant agreement. First, the Company used Black-Scholes option pricing model to determine the fair value of the stock warrants on the grant date. The fair value was at $0.53 per share resulting in a share-based compensation totaling $1,104,166.

ASSUMPTIONS

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

June 30, 2007

Expected volatility	2.03%
Weighted average volatility	2.03%
Expected life (years)	7
Risk free interest rate	4.6%

The accompanying notes are an integral part of the financial statements.

6.  SHARE-BASED PAYMENTS (Continued)

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The period of observation covered was from May 15, 2006 to May 14, 2007. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

A summary of stock warrants for the six months ended June 30, 2007 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2007	436,187	$0.35	30.77		$—
Granted	277,778	0.24	-		-
Exercised or converted	(239,023)	0.35	-		-
Forfeited or expired	(197,164)	0.35	-		—
Outstanding at June 30, 2007	277,778	0.24	82.50	$

Exercisable at June 30, 2007	277,778	$0.24	82.50		$—

7.  EQUITY TRANSACTIONS

In April 2007, per the request of the note holders, $21,000 of convertible promissory notes and $5,815 of accrued interest were converted into 95,768 shares of the Company’s common stock at $0.28 per share. These shares will be reduced to 12,769 shares once the 1-for-7.5 reverse split becomes effective.

In April 2007, the Company issued to its warrant holders 1,792,670 common shares, which will be reduced to 239,023 shares once the 1-for-7.5 reverse split becomes effective.

In April 2007, the Company issued to its former directors 300,000 common shares, which will be reduced to 40,000 shares once the 1-for-7.5 reverse split becomes effective.

On May 14, 2007, in order to purchase a majority equity interest in PKU to the Company’s indirect Chinese subsidiary Oriental Intra-Asia, the Company issued 81,311,179 common shares to the stockholders of Cabowise. These shares will be reduced to 10,841,491 shares once the 1-for-7.5 reverse split becomes effective.

On May 14, 2007, the Company entered into a cancellation agreement with the stockholders whereby the stockholders agreed to the cancellation of 15,328,369 common shares.

On May 14, 2007, in connection with the legal services received, the Company issued to a law firm 104,167 common shares, which will be reduced to 13,889 shares once the 1-for-7.5 reverse split becomes effective.

On May 14, 2007, the Company issued 13,333,334 common shares for $3,200,000. These shares will be reduced to 1,777,778 shares once the 1-for-7.5 reverse split becomes effective.

The accompanying notes are an integral part of the financial statements.

8.  INCOME TAXES

The income tax provision was as follows:

	Six Months Ended June 30, 2007
	(Unaudited)
	Domestic		Foreign
	Federal	State	China
Current	$-	$-	$-
Deferred	-	-	33,767
	$-	$-	$33,767

The Company is subject to PRC Enterprise Income Tax at a rate of 33% on the net income.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2007 were as follows:

	Foreign			Domestic
Deferred Tax Assets	In RMB	Currency Exchange Rate	In USD	In USD
Net operating loss carryforwards	¥4,990,272	0.1315	$656,221	$1,240,000
Valuation allowance	-	0.1315	-	(1,240,000)
Net deferred tax assets	¥4,990,272	0.1315	$656,221	$-

As of June 30, 2007, the Company had net operating loss carryforwards for China income tax purposes of approximately ¥15,122,000, or $1,988,000, which, if used to offset future taxable income, will expire in year beginning in 2011.

9.  INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” (“SFAS No. 128”). Basic Earnings per Share (“EPS”) are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Stock warrants to purchase 277,778 shares with an exercise prices $0.24 per share were outstanding as of June 30, 2007. 277,778 stock warrants were included in the determination of potential common shares equivalents because the average market prices per share of the Company’s common stock for the six months ended June 30, 2007 was higher than the weighted average exercise price, but the net income for the six-month ended June 30, 2007 was immaterial and did not impact the EPS calculation.

The accompanying notes are an integral part of the financial statements.

10.  COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first year. Upon completion of the first year of employment, employees earn one (1) additional day for each additional year. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2007, vacation liability existed in the amount of $0.

11.  RELATED-PARTY TRANSACTIONS

Operating Leases---The Company leases its facility from a former shareholder under an operating lease agreement which expires on December 1, 2007. The base rent is approximately $7,900. Rent expense under this lease agreement amounted to approximately $23,300 for the six months ended June 30, 2007.

Approximately future minimum annual obligations under the above operating lease at June 30, 2007 are as follows:

2007	$39,450

Total	$39,450

12. CONCENTRATION

During the six months ended June 30, 2007, four of the Company’s customers accounted for approximately $2,964,000 of the total revenues. Those customers comprised 70% of the total sales during the six months ended June 30, 2007. Included in accounts receivable is approximately $411,125 from these customers as of June 30, 2007.

13. OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at June 30, 2007 was as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at January 1, 2007	214,770	214,770
Change for six months ended June 30, 2007 (Unaudited)	244,746	244,746

Balance at June 30, 2007 (Unaudited)	$459,516	$459,516

The accompanying notes are an integral part of the financial statements.

14. SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

Six Months Ended June 30,
2007
Non-cash Transactions	(Unaudited)

Common stock	$13
Additional paid-in capital	26,802
Convertible notes	(21,000)
Accrued interest	(5,815)

15. SUBSEQUENT EVENTS

On July 24, 2007, the Company’s Board of Directors approved, subject to receiving the approval of the holders of a majority of the Company’s outstanding capital stock, an amendment to the Company’s Amended and Restated Articles of Incorporation to change the Company’s name to “China TransInfo Technology Corp.” to more accurately reflect the Company’s business operations.
******

The accompanying notes are an integral part of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-QSB, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except as otherwise indicated by the context, references in this report to “Intra-Asia,” the “Company,” “we,” “us,” or “our” are references to the combined business of Intra-Asia Entertainment Corporation and its wholly-owned subsidiaries, Intra-Asia Entertainment Corporation, a Delaware corporation, Intra-Asia Entertainment (China) Limited, a Hong Kong company, and Intra-Asia Entertainment (Asia-Pacific) Limited, a Samoan company, along with Oriental Intra-Asia Entertainment (China) Limited, a Chinese company, and its majority-owned Chinese operating subsidiary, Beijing PKU Chinafront High Technology Co., Ltd., or PKU, and PKU’s 99% owned Chinese subsidiary Beijing Tian Hao Ding Xin Science and Technology Co, Ltd. References to “China” and “PRC” are references to the People’s Republic of China. References to “BVI” are references to the British Virgin Islands. References to “SEC” are references to the United States Securities and Exchange Commission. References to “RMB” are to Renminbi, the legal currency of China, and all references to “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

Overview

During the second quarter of 2007, we experienced solid growth in sales. Sales revenues increased from approximately $1.38 million for the second quarter of 2006 to approximately $1.61 million for the second quarter of 2007, representing a 16.75% increase. The cost of sales was approximately $0.61 million. As a result, gross margin (the ratio of gross profit to revenues, expressed as a percentage) for the second quarter of 2007 was about 62.38%.

The following are some highlights for the second quarter of 2007:

•	Achieved revenues of approximately $1.61 million for the second quarter of 2007, an increase of 16.75% from the same quarter of last year.

•
Gross margin was 62.38% for the second quarter of 2007, compared to 40.34% for the same period in 2006. Such increase was mainly because primarily related to a decrease in cost of sales from 59.66% for the second quarter of 2006 to 37.62% for the same period in 2007.

•
Operating profit was approximately $0.85 million for the second quarter of 2007, representing an increase of approximately $0.49 million in operating profit from approximately $0.36 million during the same period last year.

•	Operating margin (the ratio of operating profit to revenues, expressed as a percentage) was 52.47% for the second quarter of 2007, compared to 25.92% during the same period in 2006.

•	Net income was $0.67 million for the second quarter of 2007, an increase of 72.14% from the same period of last year.

•	Net margin (the ratio of net income to revenues, expressed as a percentage) was 41.31% for the second quarter of 2007, compared to 28.02% for the same period in 2006.

•	Fully diluted earnings per share was $ 0.05 for the second quarter of 2007.

Our Business

We are a holding company that only operates through our indirect, majority-owned Chinese subsidiary PKU. We indirectly own 85% of PKU and Peking University owns the remaining 15%. Pursuant to a securities purchase agreement we entered into with certain accredited investors, Cabowise, PKU, Karmen Investment Holdings Ltd. and Leguna Verde Investments Ltd. on May 14, 2007, we have the obligation to increase our ownership of PKU from 85% to 95% within a pre-defined period of time. Through PKU, we are a total solutions provider of GIS application software and services. PKU provides its products and services to various segments of the Chinese government, including the Transportation, Digital City and Land & Resources departments.

We have integrated our GIS software applications with “off the shelf “GIS software to provide our clients with custom solutions that specifically fit their needs. In addition, in China where we sell our products and services, we provide technical training, support and data management services and consulting to assist our clients in organization analysis and interpolation of the data that they have aggregated. When we work on this basis, we are able to create for our clients a total GIS solution that is designed specifically to meet the needs of the client.

We generate revenues through the sale of our self-developed GIS application software products, “off the shelf” hardware and software, and IT (Information Technology) services, such as data management, data monitoring, IT consulting and other IT solutions.

Our History

We were originally incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed bison. On December 10, 2003, we executed an Agreement and Plan of Reorganization, or the Intra-Asia Agreement, with Intra-Asia Entertainment Corporation, a Delaware corporation, or Intra-Asia Delaware, whereby Intra-Asia Delaware became our wholly-owned subsidiary and we amended our Articles of Incorporation to rename the Company “Intra-Asia Entertainment Corporation.” At the time of the acquisition, Intra-Asia Delaware held an 85% equity interest in Weifang Fuhua Amusement Park Co., Ltd., or Fuhua, a Chinese joint venture organized in 1991 that held an equity interest in the Weifang Fuhua Amusement Park.

On January 31, 2006, Intra-Asia Delaware, entered into a Share Purchase Agreement, or the Beijing Purchase Agreement, with Beijing Maidashi Investment Co., Ltd., or Beijing Maidashi, a Chinese corporation, pursuant to which it sold all of its shares of Fuhua. Under the Beijing Purchase Agreement, Beijing Maidashi took over all of Intra-Asia Delaware’s rights and liabilities in Fuhua. Thereafter in the first half of 2006, Intra-Asia Delaware completed the sale of its eighty-five percent (85%) interest in Fuhua by entering into a supplementary agreement with Beijing Maidashi.

Following the closing of the Beijing Purchase Agreement, we did not engage in active business operations until we acquired PKU on May 14, 2007 when we completed a reverse acquisition transaction with Cabowise International Ltd. or Cabowise, a BVI company.

Cabowise, PKU and Related Financing

Cabowise does not have any subsidiaries nor is it engaged in any business operations. Cabowise’s sole asset was its option to purchase an eighty-five percent (85%) interest in PKU, or the PKU Option. On May 14, 2007, we entered into a share exchange agreement, or Share Exchange Agreement, with Cabowise, the stockholders of Cabowise and our two largest shareholders, Weicheng International Inc. and Foster Growth Ltd. Pursuant to the Share Exchange Agreement, we agreed, among other things, to issue to the stockholders of Cabowise approximately 54.61% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement in exchange for all of the issued and outstanding capital stock of Cabowise. In addition, Cabowise agreed to assign its option to purchase a majority equity interest in PKU to our indirect Chinese subsidiary Oriental Intra-Asia.

On May 14, 2007, Cabowise, PKU and Oriental Intra-Asia entered into an assignment and assumption agreement whereby Cabowise assigned the PKU Option to Oriental Intra-Asia. On the same day, Oriental Intra-Asia exercised the PKU Option, and Oriental Intra-Asia became the owner of an eighty-five percent (85%) equity interest in PKU.

PKU was established with the approval of Haidian Branch of Beijing Municipal Administration of Industry and Commerce on October 30, 2000. PKU’s main business is software and other technology development, consulting, software and technology licensing, and systems integration.

On May 14, 2007, we completed the reverse acquisition transaction with Cabowise whereby we issued to the shareholders of Cabowise 81,311,179 shares of our common stock in exchange for all of the issued and outstanding capital stock of Cabowise. Cabowise thereby became our wholly-owned subsidiary and the former shareholders of Cabowise became our controlling stockholders.

Upon the closing of the reverse acquisition, one of our directors, James Reskin, submitted his resignation letter pursuant to which he resigned from his position as director effective immediately, and Stanley Wu, Leliang Zhang and Xingming Zhang resigned as our officers effective immediately, and Stanley Wu and Leliang Zhang resigned as our directors on May 27, 2007. Mr. Shudong Xia was appointed as our director upon the resignation of James Reskin, and Danxia Huang was appointed as our director on May 27, 2007. In addition, our executive officers were replaced by the PKU executive officers upon the closing of the reverse acquisition as indicated in more detail below.

Contemporaneous with the reverse acquisition of Cabowise, we also completed a private placement pursuant to which we issued and sold 13,333,334 shares of our common stock to certain accredited investors. In connection with this private placement, we paid the placement agent, Antaeus Capital, Inc., or Antaeus, a placement agency fee of $800,000 and we issued to Antaeus a seven-year warrant to purchase 2,083,333 shares of our common stock at an exercise price of $0.24. We also issued 104,167 shares of our common stock to Thelen Reid Brown Raysman & Steiner LLP for their legal services in connection with the share exchange and private placement transaction. As a result of this private placement, we raised approximately $3.2 million in gross proceeds, which left us with $2.1million in net proceeds after the deduction of offering expenses in the amount of approximately $1.1 million. In connection with out private placement, our two largest shareholders, Weicheng International Inc. and Foster Growth Ltd. sold to the same investors a total of 28,333,333 shares of our common stock owned by them for a total consideration of $6.8 million. We did not receive the proceeds from the sale of these shares of common stock by Weicheng International Inc. and Foster Growth Ltd. A total of 41,770,834 shares of our common stock were issued or sold in connection with the private placement. We are under contractual obligation to register the shares of our common stock sold to the investors in this private placement as well as shares of common stock issued and issuable upon exercise of the warrant we issued to the placement agent in connection with this private placement within a pre-defined period.

In connection with the private placement, on May 14, 2007, our shareholders Karmen Investment Holdings Ltd. and Leguna Verde Investments Ltd., placed a total of 29,166,666 shares of our common stock held by them into an escrow account to secure the Make Good obligations described below on behalf of the investors in the private placement, pursuant to a make good escrow agreement between us, Karmen Investment Holdings Ltd., Leguna Verde Investments Ltd., Securities Transfer Corporation, the escrow agent, and the investors. Under the Make Good arrangement, Karmen Investment Holdings Ltd. and Leguna Verde Investments Ltd., agreed that: (i) in the event that our consolidated financial statements reflect less than $4,000,000 of after-tax income for the fiscal year ending December 31, 2007, they will transfer to the investors, on a pro rata basis, for no additional consideration, 14,583,333 shares of our common stock owned by them; and (ii) in the event that our consolidated financial statements reflect less than $8,000,000 of after-tax net income or fully diluted earnings per share of $0.049 (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions) for the fiscal year ending December 31, 2008, they will transfer to the investors, on a pro rata basis, for no additional consideration, 14,583,333 shares of our common stock owned by them.

Our Current Organizational Structure

The chart below illustrates our corporate structure:

Industry Wide Factors that are Relevant to Our Business

The GIS software and solutions industry in China is in the process of rapid and continuous development. We believe the trend in China’s GIS software industry is the Chinese government’s preference to use “Made in China” GIS software applications and services for its government programs. One result of this trend is the growing number government programs in the areas of Transportation, Digital City and Land and Resources. We believe this trend will impact favorably on the demand for GIS software products and services, and this will result in growth in sales of GIS software and services and will result in increased revenues for us.

The development of GIS software and solutions that are “Made in China” has grown rapidly since 2000. We believe that the annual growth rate in this sector is currently approximately 50%. As a leading company in GIS software development and solutions in China, our sales revenues have a high correlation to the estimated growth of the GIS industry in China for GIS software and services generally. Our sales have grown at an average rate of over 50% for the past three years and our earnings have grown at an average rate of over 66% over the same period. Therefore, we believe that our sales over the next five years will grow in close correlation with the estimated growth of China’s GIS industry.

One main factor that management considers when estimating our future growth is the potential revenue from larger government projects in the Transportation, Digital City and Land and Resources sectors of the Chinese government based on annual budget reports issued by relevant governmental sectors at both central and local levels. We expect that these potential new projects will create revenues from new GIS applications software sales and services. We expect to bid on large projects in the Transportation, Digital City and Land & Resources sectors in 2007.

The GIS software and solutions market in China is also subject to consumption patterns and trends. One such consumption pattern or trend relates to the enormous amount of IT spending that has been slated by the Chinese central government. As China continues down the path of urbanization, so does the governments needs for GIS software applications to manage that growth. The need in this trend is primary in the area of transportation, logistics and IT infrastructure for telephones and internet services.

Our industry is also affected by the growing concern over protecting the environment. China’s government is under increasing pressure to take care of the environmental impact of the natural resources exploration. GIS software applications and services for this sector usually contain different applications that can help identify environmental problems .

The growing use of GPS and LBS services in China has a material impact on our industry. We believe that “Made in China” GIS software and services will have a distinct advantage over developed countries, where software development costs are generally higher. The Chinese economy is developing at a quick pace. As a result, there is a growing consumer market that is developing in China. We also believe that the worldwide perception of the quality level of Chinese products is improving.

We believe there is a great opportunity to expand China’s export volume in the area of GIS software and services. Recognizing this opportunity, the Chinese government has been encouraging domestic companies that develop GIS application software to increase their export activities.

Our industry is also experiencing a significant increase in competition. This increased level of competition puts pressure on the sales prices of our products, which results in lower margins for us.

The following analysis discusses changes in the financial condition and results of operations as of and for the three month and nine month periods ended on June 30, 2007, and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table summarizes the results of our operations during the three-month periods ended June 30, 2007 and ended June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2006 to the three-month period ended June 30, 2007.

All amounts in U.S. dollars, except percentages

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006

Revenues	$1,613,020	100%	$1,381,648	100%
Cost of sales	(606,773)	37.62%	(824,248)	59.66%

Gross Profit	1,006,247	62.38%	557,401	40.34%

Selling, general and administrative expenses	159,939	9.92%	199,307	14.43%

Operating Income	846,308	52.47%	358,094	25.92%

Other Income and (Expenses)
Interest income	20,055	1.24%	261	0.02%
Interest expenses	(4,243)	(0.26%)	(9,521)	(0.69%)
Minority interest	(211,380)	(13.1%)	(5,099)	(0.37%)
Other income (expense)	100,817	6.25%	4,241	0.31%

Income before income taxes	751,557	46.59%	347,976	25.19%

Income taxes	85,212	5.28%	(39,118)	(2.83%)

Net income	666,345	41.31%	387,094	28.02%

Revenues. Revenues increased approximately $0.23 million, or 16.75% to approximately $1.61 million for the three months ended June 30, 2007 from approximately $1.38 million for the same period in 2006. The increase in our revenue is mainly attributable to the increased sales of our products in the Digital City sector. Income from software products and hardware products contributed approximately 42.74% and 57.26% of total revenue during the three-month period ended June 30, 2007, respectively. Sales in the Digital City sector consist primarily of sales of hardware products. However, our management still believes that revenues from software products and services will continue to be the Company’s major revenue source in the next a few years. We have devoted additional resources to research and development and, as a result, management believes that the percentage of revenue from software products and services will increase in the future.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended June 30, 2007	Percentage of Total Revenues	Three Months Ended June 30, 2006	Percentage of Total Revenues
Transportation	$484,976	30.07%	$588,895	42.62%
Digital City	777,662	48.21%	596,605	43.18%
Land & Resources	256,317	15.89%	185,448	13.43%
Other	94,065	5.83%	10,700	0.77%
Total	$1,613,020	100%	$1,381,648	100%

As the table above indicates, the Digital City and Transportation sectors accounted for an aggregate approximately 80% and 85% of our sales for the three months ended June 30, 2007 and 2006, respectively. Sales in Land & Resources account for less than 20% of total sales over each of periods indicated above. In the future, management will continue to focus in the Chinese government sectors of Transportation, Digital City and Land & Resources. We intend to increase our marketing efforts in these areas and compete on larger and more lucrative projects in these growing markets. Although we anticipate potentially facing larger and greater capitalized competitors, we believe we will be able to compete effectively having established a record of performance in these markets, having developed good relationships with the various Chinese central, city and local governments. We believe that we have developed a good reputation with our clients and brand recognition for our products and services, and we are often invited to bid on a project or awarded a contract on a no-bid basis. Our success ratio when bidding on new contracts, was greater than 90% during each of the three month periods ended June 30, 2007 and 2006.

Cost of Goods Sold Our cost of goods sold decreased approximately $2.17 million, or 26.38%, to approximately $0.61 million for the three months ended June 30, 2007 from approximately $0.82 million during the same period in 2006. This decrease was mainly due to a decline in hardware costs. As a percentage of revenues, the cost of goods sold declined to 37.62% during the three moths ended June 30, 2007 from 59.66% in the same period in 2006.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Three months ended June 30, 2007	Three months ended June 30, 2006
Salary	$130,150	$119,117
Hardware	433,235	631,004
Software licenses	101	5,390
Outsourcing	305	6,985
Others	42,982	61,752
Total	$606,773	$824,248

Gross Profit Our gross profit increased approximately $0.45 million, or 80.52%, to approximately $1.01 million for the three months ended June 30, 2007 from approximately $0.56 million during the same period in 2006. Gross profit as a percentage of revenues was 62.38% for the three months ended June 30, 2007, an increase of 22.04% from 40.34% during the same period in 2006. Such increase was primarily related to the decline in hardware costs discussed above.

Selling Expenses All of our products are sold into the domestic China market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a no bid basis. This type of procurement process accounts for more than 95% of our total sales. We are often invited to bid on contracts through our professional relationships and are awarded repeat business. As a result, we have not invested heavily in establishing a substantial marketing program or are involved in heavy marketing promotion. The main method we use to promote our products is by developing relationships through Peking University, professional relationships with various agencies and municipalities within the Chinese government and in participation in industry trade exhibitions. Our marketing expenses therefore are relatively low in comparison to those of our competitors who do not have a record of performance and brand recognition.

Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses increased $24,144, or 62.08%, to $63,037 for the three months ended June 30, 2007 from $38,893 during the same period in 2006. As a percentage of revenues, selling expenses increased to 3.91% for the three months ended June 30, 2007 from 2.81% for the same period in 2006. The increase in our selling expenses was mainly attributable to our expanded operation and sales volume.

Administrative Expenses Our administrative expenses were $96,902 (6.01% of total sales) and $160,414 (11.61% of total sales) for the three months ended June 30, 2007 and 2006, respectively. The decrease in our administrative expenses primarily resulted from the realization of economies of scale in administrative activities and more efficient cost controls over our administrative expenses.

Income Taxes. Our Chinese subsidiary, PKU, is subject to Chinese enterprises income tax, or EIT, at a rate of 33% of the assessable profits. As approved by the local tax authority in the PRC, PKU is entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year. As of June 30, 2007, PKU has net operating loss carry forwards for Chinese income tax purposes of approximately $1,988,000. We believe that the first cumulative profit-making year of PKU will be in the fiscal year 2009. Accordingly, PKU was exempt from EIT for the calendar year of 2009 and 2010 and will be subject to a tax rate of 16.5% for the fiscal years 2011, 2012 and 2013.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for PKU may be subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

For the three months ended June 30, 2006, we received an income tax benefit of $39,118 while during the same period in 2007, we incurred income tax expense of $85,212. Our both tax expenses and benefits resulted from the operations of our subsidiary PKU. Differences between Chinese Tax laws and U.S. Generally Accepted Accounting Principles, or U.S. GAAP, caused different accounting treatments for our intangible assets. Amortization of our intangible assets also created income tax benefits based on U.S. GAAP. Chinese Tax laws permit net operating losses to be used to reduce taxable income in future years. The income tax benefit (negative tax expense) of a net operating loss is recognized in the year when the operating loss occurs. The income tax benefit is calculated by multiplying the operating loss in the year with the applicable tax rate. For the three months ended June 30, 2007, we reported a net operating profit for tax purposes and such profit created an income tax expense in an amount of $85,212.

Net Income. Net income increased approximately $0.28 million, or 71.79% to approximately $0.67 million for the three months ended June 30, 2007 from approximately $0.39 million for the same period of 2006, as a result of the factors described above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table summarizes the results of our operations during the six-month periods ended June 30, 2007 and ended June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2006 to the six-month period ended June 30, 2007.

All amounts in U.S. dollars, except percentages

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006

Revenues	$4,237,566	100%	2,680,222	100%
Cost of sales	2,368,208	55.89%	1,449,721	54.09%

Gross Profit	1,869,358	44.11%	1,230,501	45.91%

Selling, general and administrative expenses	437,930	10.33%	347,414	12.96%

Operating Income	1,431,428	33.78%	883,087	32.95%

Other Income and (Expenses)
Interest income	21,062	0.5%	512	0.02%
Interest expenses	(12,229)	(0.29%)	(13,751)	(0.51%)
Minority interest	(233,967)	(5.52%)	(5,099)	(0.19%)
Other income (expense)	179,152	4.23%	39,926	1.49%

Income before income taxes	1,385,446	32.69%	904,675	33.75%

Income taxes	33,767	0.8%	(37,285)	(1.39%)

Net income	1,351,679	31.9%	941,960	35.14%

Revenues. Revenues increased approximately $1.56 million, or 58.21% to approximately $4.24 million for the six months ended June 30, 2007 from approximately $2.68 million for the same period in 2006. The increase in our revenue is attributable to the increased sales of our products in the Transportation and Land & Resources sectors. In the six months ended June 30, 2007 and 2006, income from software products and hardware products contributed approximately equally to our total revenues in each year.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Six Months Ended June 30, 2007	Percentage of Total Revenues	Six Months Ended June 30, 2006	Percentage of Total Revenues
Transportation	$1,671,589	39.45%	$942,927	35.18%
Digital City	1,510,243	35.64%	1,348,392	50.31%
Land & Resources	949,397	22.4%	368,196	13.74%
Other	106,337	2.51%	20,707	0.77%
Total	$4,237,566	100%	$2,680,222	100%

As the table above indicates, the Digital City and Transportation sectors accounted for an aggregate approximately 75% and 85% of our sales for the six months ended June 30, 2007 and 2006, respectively. Sales in Land & Resources account for up to 22% of total sales in the first six months of 2007 but less than 15% of total sales in the same period of 2006. Our success ratio when bidding on new contracts, was approximately 90% during the six month periods ended June 30, 2007 and 2006.

Cost of Goods Sold Our cost of goods sold increased $918,487, or 63.36%, to $2,368,208 for the six months ended June 30, 2007 from $1,449,721 during the same period in 2006. This increase was mainly due to the increase of direct labor costs and the costs of hardware as the sales revenues went up. As a percentage of revenues, the cost of goods sold increased to 55.89% during the six moths ended June 30, 2007 from 54.09% in the same period in 2006.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Six months ended June 30, 2007	Six months ended June 30, 2006
Salary	$345,138	$218,824
Hardware	1,786,838	1,029,637
Software licenses	18,698	45,181
Outsourcing	56,521	84,321
Others	161,013	71,758
Total	$2,368,208	$1,449,721

Gross Profit Our gross profit increased $638,857, or 51.92%, to $1,869,358 for the six months ended June 30, 2007 from $1,230,501 during the same period in 2006. Gross profit as a percentage of revenues was 44.11% for the six months ended June 30, 2007, a decrease of 1.8% from 45.91% during the same period in 2006. Such percentage decrease was mainly due to the decrease of the gross margin in the first quarter of 2007 with the high costs of hardware.

Selling Expenses All of our products are sold into the domestic China market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a no bid basis. This type of procurement process accounts for more than 95% of our total sales. We are often invited to bid on contracts through our professional relationships and are awarded repeat business. As a result, we have not invested heavily in establishing a substantial marketing program or are involved in heavy marketing promotion. The main method we use to promote our products is by developing relationships through Peking University, professional relationships with various agencies and municipalities within the Chinese government and in participation in industry trade exhibitions. Our marketing expenses therefore are relatively low in comparison to those of our competitors who do not have a record of performance and brand recognition.

Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses increased $49,039, or 65.17%, to $124,287 for the six months ended June 30, 2007 from $75,248 during the same period in 2006. As a percentage of revenues, selling expenses increased to 2.93% for the six months ended June 30, 2007 from 2.81% for the same period in 2006. Such dollar increase of selling expenses was mainly attributable to the small increase of selling expenses in the second quarter of 2007 with the expanded operation and sales volume.

Administrative Expenses Our administrative expenses were $313,643 (7.4% of total sales) and $272,166 (10.15% of total sales) for the six months ended June 30, 2007 and 2006, respectively. The increase of administrative expenses was mainly attributable to the fact that during the first six months of 2007, we have significantly expanded the scale of our operations and there has been a corresponding increase in research & development expenses that increased as sales went up.

Income Taxes. For the six months ended June 30, 2006, we received an income tax benefit of $37,285 while for the same period in 2007, we incurred income tax expense of $33,767. All those tax expenses and benefits resulted from the operations of our subsidiary PKU.

Net Income. Net income increased approximately $0.41 million, or 43.62% to approximately $1.35 million for the six months ended June 30, 2007 from approximately $0.94 million for the same period of 2006, as a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2007, we had cash and cash equivalents (including restricted cash) of approximately $8.85 million.

On September 15, 2006, we entered into a loan agreement with Bank of Beijing, pursuant to which Bank of Beijing loaned RMB 3 million (approximately $372,000). Interest is payable monthly at a fixed annual rate of 6.12%. There are no financial covenants or ratios under the loan agreement. The loan is secured by a third party guarantor who has a security interest in PKU’s certain software copyrights. As of June 30, 2007, the balances outstanding of this bank loan was $394,500. This loan will mature on September 15, 2007.

On May 14, 2007, we completed a private placement of 41,666,667 shares of our common stock and warrants to purchase 2,083,333 shares of our common stock to some institutional investors. As a result of this private placement we raised approximately $3.2 million in gross proceeds, which left us with approximately $2.1 million in net proceeds after the deduction of offering expenses in the amount of $1,100,000.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities in the first half of 2007 and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the eighteen months.

Obligations Under Material Contracts

We have entered into a lease agreement with a Chinese individual, Zhao Li, for our rental of space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under this lease, we have the right to use 513 square meters of office space in the E-Wing Center. We pay a total monthly rental of RMB 37,560 under this lease agreement (approximately $4,796). This lease expires on December 31, 2007. On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,281,731). We have paid $763,469 to Mr. Zhao by June 30, 2007. Please see Part II Item 5 Other Information for more information of this purchase agreement.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on its operations in the future.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Principles of Consolidation— The consolidated financial statements include the accounts of Intra-Asia Entertainment Corporation, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly wholly owned subsidiary Oriental Intra-Asia Entertainment (China) Limited, Beijing PKU Chinafront High Technology Co., Ltd and Beijing Tian Hao Ding Xing Technology Co., Ltd.. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include accrued warranty costs, as well as revenue and costs recorded under the percentage-of-completion method. Actual results could differ from those estimates.

Cash Equivalents—The Company classifies all highly liquid investments purchased with a maturity of three months or less as cash equivalents.

Accounts Receivable—Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually five years.

Revenue Recognition—Substantially all of the Company’s revenues are on contracts recognized using the percentage-of-completion method, measured by the ratio of costs incurred to date to estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies and travels. General and administrative costs are charged to expense as incurred. Losses on contracts are recorded in full as they are identified.

Share-Based Payments—The Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments” (“SFAS No. 123R”) effective January 1, 2006. SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No.123R generally requires such transactions be accounted for using a fair-value-based method. The Company has never issued any stock options to any employees.

Income Taxes—Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against deferred tax assets if it is more likely than not that all, or some portion, of such assets will not be realized.

Impairment of Long-Lived Assets—The Company adopts SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that no impairments of long-lived assets currently exist.

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. To date, there has been no bad debt incurred.

Statement of Cash Flows—In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment—The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of PKU are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates PKU's assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of PKU's financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive loss - translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

As of June 30, 2007, the exchange rate between the RMB (￥) and the USD ($) was￥1=$0.13150. Theweighted-average rates of exchange between theRMB and the USD was ￥1=$0.12971 for the six-month ended June 30, 2007.  Total translation adjustment recognized as of June 30, 2007 is $459,516.

Comprehensive Income—Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Fair Value of Financial Instruments— The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

The carrying amounts of the Company's long-term debt approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the potential impact, if any, that the adoption of SFAS 157 will have on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 ("SAB 108"), considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, that addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements. SAB 108 is effective for fiscal years ending November 15, 2006 and, upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. The Company has adopted SAB 108 and the adoption had no impact on the periods presented.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2007, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its financial position and results of operations.

In June 2007, the FASB issued EITF Issue No. 07-03, Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect our adoption of this new standard to have a material impact on our financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Risk Factors

RISKS RELATED TO OUR BUSINESS

A termination of our relationship with Peking University could have a negative impact on our future operating results.

PKU has historically been able to successfully leverage the marketability and resources offered by its strategic partner and investor, Peking University. PKU’s affiliation with Peking University helps to create brand awareness for its products and services and also provides access to the university’s GeoGIS Research Lab, which houses over thirty PhDs and researchers to support PKU’s research and development initiatives. A termination of the relationship/strategic partnership with Peking University could have a negative impact on our future operating results.

Changes in budgetary priorities of the Chinese government entities that are our primary customers would have a negative impact on operating results.

Our largest customer is the Chinese government and various Chinese government agencies. The Chinese government’s expenditures on the types of services and products that we provide are subject to legislative appropriations and budget approval. Consequently, a significant decline in overall government expenditures or a shift of expenditures or funding away from programs that call for the types of services and products that we provide could have a negative impact on our future operating results.

We rely on our management to understand and react to our rapidly evolving and highly competitive GIS software development and application total solution industry and our failure to react to such changes or to introduce new products and product enhancements could adversely affect our business.

The Chinese GIS industry is nascent and rapidly evolving. Therefore, it is critical that our management is able to understand industry trends and make good strategic business decisions. If our management is unable to identify industry trends and act in response to such trends in a way that is beneficial to us, our business will suffer.

In addition, we expect that a significant portion of our future revenue will be derived from sales of newly-introduced products. The market for our products is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. If we fail to introduce new products or to modify or improve our existing products in response to changes in technology, industry standards or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance for such products.

However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

If we are unable to successfully develop and introduce competitive new products and enhance our existing products, our future results of operations would be adversely affected. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. Any future delays, whether due to product development delays, manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on our results of operations.

We rely heavily on sales to the Chinese  government, particularly to the Transportation, Digital City and Land & Resources sectors.

Historically, substantially all of our sales of our products have been to the Chinese government sectors at both central and local levels. Sales to the Digital City, Transportation and Land & Resources sectors of the Chinese government accounted for an aggregate approximately 97% and 99% of our sales for the six months ended June 30, 2007 and 2006, respectively. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

•	adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;

•	delays or changes in the government appropriations process; and

•	delays in the payment of our invoices by government payment offices.

We may not be able to adequately protect our proprietary intellectual property and technology, which may harm our competitive position and result in increased expenses incurred to enforce our rights.

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Some of these technologies are important to our business and are not protected by patents. Despite our efforts, the steps we have taken to protect our proprietary intellectual property and technology and other confidential information may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is also expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition.

Product branding is important to us and if our brands are misappropriated such that our reputation could be harmed, this could result in lower sales having a negative impact on our financial results.

We rely upon a combination of trademark, licensing and contractual covenants to establish and protect the brand names of our products. We have registered our trademark in the Trademark Office of China. In many market segments, our reputation is closely related to our brand names. Monitoring unauthorized use of our brand names is difficult and we cannot be certain that the steps we have taken will prevent their unauthorized use, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in China. Our brand names may be misappropriated or utilized without our consent and such actions may have a material adverse effect on our reputation and on the results of our operations.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

The markets for our products are highly competitive and we expect competition to increase in the future. Some of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

Our products are complex and errors or defects could result in the rejection of our products and damage to our reputation, as well as lost revenues and increased costs.

Products as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Any of these results could harm our business.

Since we depend heavily on key personnel, turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Shudong Xia, our chief executive officer and president, and our vice presidents, Zhibin Lai, Zhiping Zhang, and Danxia Huang. We also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, or if a key employee fails to perform his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

Our holding company structure may limit the payment of dividends to our stockholders.

We have no direct business operations, other than the ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

FINANCIAL RISKS

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operations.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for mergers or acquisitions so as to enhance the overall productivity and benefit from economies of scale.  Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers.  We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources.  Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities.  In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future.  If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all.  In addition, a lack of additional financing could force us to substantially curtail or cease our operations.

We may experience significant period-to-period quarterly and annual fluctuations in our revenues and operating results, which may result in volatility in our stock price.

We may in the future experience significant period-to-period fluctuations in our revenues and operating results. It is possible that our revenues and operating results in some quarters will be below market expectations, which could cause the value shares to decline. Our quarterly and annual operating results are affected by a number of factors, including:

• the unpredictable timing and volume of purchase orders and cancellations from our customers;

• the rate of acceptance of our products by our customers;

• the rate of growth of the market for our products and services;

• increases in prices charged by various third-party suppliers and subcontractors;

• the availability and pricing of various components used in our products;

• the difficulty of forecasting and managing our inventory and production levels;

• our ability to successfully develop, introduce and sell new or enhanced products;

• additions or departures of key personnel;

• our involvement in litigation; and

• natural disasters, particularly earthquakes, or disease outbreaks, such as the recent outbreak of SARS, affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested.

The discontinuation of any preferential tax treatments or other incentives currently available to us in the PRC could materially and adversely affect our business, financial condition and results of operations.

Our Chinese subsidiaries enjoy certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and its implementing rules. Accordingly, our Chinese subsidiaries have been entitled to tax concessions whereby the profit for its first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities. However, on March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which will be effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises. According to the new corporate income tax law, the applicable corporate income tax rate of our operating subsidiary will be moved up to a rate of 25% over a five-year grandfather period. We expect the measures to implement this grandfather period to be enacted by the PRC government in the coming months and we will make an assessment of what the impact of the new unified tax law is expected to be in the grandfather period. The discontinuation of any such special or preferential tax treatment or other incentives could have an adverse affect our business, financial condition and results of operations.

RISKS RELATING TO OUR CORPORATE GOVERNANCE STRUCTURE

We do not have any independent directors and may be unable to appoint any qualified independent directors.

We currently do not have any independent directors. We plan to appoint a number of independent directors which will constitute a majority of our board of directors before our common stock is listed on a national securities exchange. However, we may not be able to identify qualified independent directors who would be willing to serve on our board.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the SEC adopted rules requiring public companies to include a report of management on a company’s internal controls over financial reporting in its annual reports, including Form 10-K or Form 10-KSb. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2006. Accordingly, we have not evaluated our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls as required by the requirements of SOX 404. Under current law, we may be subject to these requirements beginning with our annual report for the fiscal year ending December 31, 2007. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditor. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditor with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

RISKS RELATED TO DOING BUSINESS IN CHINA
Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	level of government involvement in the economy;

•	control of foreign exchange;

•	methods of allocating resources;

•	balance of payments position;

•	international trade restrictions; and

•	international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance traditions and a lack of flexible currency exchange policy continue to persist. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign-invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign-invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S. or to enforce a judgment obtained in the U.S. against our Chinese operations and subsidiaries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

Only recently has China permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms, a return to a more centrally planned economy, or any regional or local variations in the implementation of economic policies could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. Likewise, negative inflation could have an unfavorable effect on our business profitability in China. Negative inflation may cause a period where consumers are reluctant to spend, as consumers anticipate lower prices for products in the future. In the event of negative inflation, the Chinese government may impose controls on credit and/or prices, or take other actions, which could inhibit economic activity, harming the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should the RMB appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

Certain of our stockholders hold a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best intests.

Shudong Xia, our chief executive officer and president, is the beneficial owner of approximately 48.8% of our outstanding voting securities. As a result, he possesses significant influence over the election of our board of directors and significant corporate transactions. His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Mr. Xia are not in their best interests.

ITEM 3A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Shudong Xia, our President and Chief Executive Officer, and Danxia Huang, our chief financial officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures in the U.S. (“GAAP”), and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we expect will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to a Settlement Agreement and Mutual Release that we entered into with Joseph C. Visconti, dated April 9, 2007 or Settlement Agreement, we issued to Mr. Visconti 851,337 shares of our common stock to terminate the warrant that we issued to J. Stephen & Company on August 2, 2004 for the purchase of up to 1,600,000 shares of our common stock at an exercise price of $0.35 per share. We relied upon Section 4(2) of the Securities Act for the exemption from registration for these sales.

In or about April 2007, we issued to CCC Interests Limited 851,337 shares of our common stock to terminate the warrant that we issued to CCC Interests Limited on August 2, 2004 for the purchase of up to 1,600,000 shares of our common stock at an exercise price of $0.35 per share. We relied upon Section 4(2) of the Securities Act for the exemption from registration for these sales.

Pursuant to a Settlement Agreement and Mutual Release between us and Jeffrey Grossman dated April 26, 2007, we issued to Mr. Grossman 54,232 shares of our common stock upon his exercise of the warrant we issued to Mr. Grossman on February 16, 2004 for the purchase of up to 75,00 shares of our common stock at an exercise price of $0.38 per share. We relied upon Section 4(2) of the Securities Act for the exemption from registration for these sales.

In about April 2007, Jeffrey Grossman converted $21,000 of convertible promissory notes and $5,815 of accrued interest into 95,768 shares of our common stock at the conversion price of $0.28 per share. We relied upon Section 4(2) of the Securities Act for the exemption from registration for these sales.

Pursuant to a Settlement Agreement and Mutual Release between us and James Miller dated May 1, 2007, we issued to Mr. Miller 21,526 shares of our common stock to terminate the warrant that we issued to Mr. Miller in 2003 for the purchase of up to 30,000 shares of our common stock at an exercise price of $0.38 per share. We relied upon Section 4(2) of the Securities Act for the exemption from registration for these sales.

Pursuant to a Settlement the Agreement and Mutual Release between us and Maurice Esformes dated May 1, 2007, we issued to Mr. Esformes 14,238 shares of our common stock to terminate the warrant that we issued to Mr. Esformes in 2003 for the purchase of up to 18,400 shares of our common stock at an exercise price of $0.38 per share. We relied upon Section 4(2) of the Securities Act for the exemption from registration for these sales.

On April 19, 2007, we issued 150,000 shares of our common stock to each of our former directors Stanley Wu and James Reskin, respectively for their services to the company. We relied upon Section 4(2) of the Securities Act for the exemption from registration for these sales.

On May 14, 2007, we issued 81,311,179 shares of our common stock to stockholders of Cabowise. The total consideration for these shares of our common stock is 50,000,000 shares of common stock of Cabowise, which is all the issued and outstanding capital stock of Cabowise. We did not receive any cash consideration in connection with the share exchange. The number of our shares issued to the stockholders of Cabowise International Ltd. was determined based on an arms-length negotiation. The issuance of our shares to these individuals was made in reliance upon exemptions from the registration requirements pursuant to Section 4(2) of the Securities Act.

On May 14, 2007, we sold 13,333,334 shares of our common stock to certain investors for $3.2 million and two of our shareholders, Weicheng International Inc. and Foster Growth Ltd., sold to the same investors a total of 28,333,333 shares of our common stock for $6.8 million. We also issued 104,167 shares of our common stock (approximately $25,000) to Thelen Reid Brown Raysman & Steiner LLP in connection with their legal services in connection with the share exchange and private placement transaction. In addition, we issued to Antaeus 7 year warrants to purchase 2,083,333 shares of our common stock at an exercise price of $0.24. The issuance of these shares of common stock and warrants was made in reliance upon exemptions provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are Accredited Investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On June 2, 2007, PKU entered into a real property purchase agreement, or Purchase Agreement, with Mr. Zhao Li, the owner of the facility of 513 square meters that PKU has leased for its office use. Pursuant to the Purchase Agreement, Mr. Zhao agreed to sell the facility to PKU for RMB 9,747,000 (approximately $1,281,731) and PKU was contractually obligated to pay Mr. Zhao RMB 5,848,200 (approximately $763,496)within three days following the execution of the Purchase Agreement. The rest purchase price in an amount of RMB 3,898,800 (approximately $518,235) shall be paid off within six months following the change in title to the facility from Mr. Zhao to PKU. Mr. Zhao has the obligation to deliver the property to PKU in good condition within 30 days after receiving the total purchase price of $1,281,731. As of June 30, 2007, PKU has paid $763,469 to Mr. Zhao.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Purchase Agreement or the transaction contemplated thereby or a complete explanation of the materials thereof. The foregoing description is qualified in its entirety by reference to the Purchase Agreement attached hereto as Exhibits 10.1.

ITEM 6. EXHIBITS.

EXHIBITS.

3.1
Amended and Restated Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on December 19, 2003 [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 10-KSB filed on March 31, 2005].

3.2	Bylaws of the registrant adopted on December 19,2003 [Incorporated by reference to the registrant’s the registrant’s Registration Statement on Form SB-2 filed on March 30, 1999].

10.1	Real Property Purchase Agreement, dated June 2, 2007, between Mr. Zhao Li and Beijing PKU Chinafront Technology Co., Ltd.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 16, 2007

INTRA-ASIA ENTERTAINMENT CORPORATION

By:	/s/ Shudong Xia
Shudong Xia Chief Executive Officer (Principal Executive Officer)

By:	/s/ Danxia Huang
Danxia Huang Vice President of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on December 19, 2003 [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 10-KSB filed on March 31, 2005].

3.2	Bylaws of the registrant adopted on December 19,2003 [Incorporated by reference to the registrant’s the registrant’s Registration Statement on Form SB-2 filed on March 30, 1999].

10.1	Real Property Purchase Agreement, dated June 2, 2007, between Mr. Zhao Li and Beijing PKU Chinafront Technology Co., Ltd.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.