Form 10QSB
period 2007-09-30
China TransInfo Technology Corp.
filed 2007-11-14
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51792

CHINA TRANSINFO TECHNOLOGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0616524
(State or other jurisdiction of	(I.R.S. Empl.
incorporation or organization)	Ident. No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,601,107

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets	2- 3

Condensed Consolidated Statements of Operations and
Comprehensive Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Financial Statements	6

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2007
(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,184,588
Restricted cash	133,400
Accounts receivable	4,295,791
Cost and estimated earnings in excess of billings on
uncompleted contracts	2,375,694
Prepayments	2,499,331
Other receivable	462,360
Deferred tax assets	480,720
Other current assets	144,934
Total current assets	15,576,818

Prepayment on investment	253,460

Property and equipment, net	1,053,415

Deferred tax assets	189,476

Loans to others	2,269,146

Total assets	$19,342,315

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2007
(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$176,541
Notes payable
Billings in excess of costs and estimated earnings on
uncompleted contracts	328,877
Accrued warrant liability	1,104,166
Accrued expenses	447,831
Total current liabilities	2,057,415

Minority Interest	592,562

Stockholders' equity :
Preferred stock, par value $0.001 per share, 10,000,000 shares
authorized and 0 shares issued and outstanding	-
Common stock, par value $0.001 per share, 150,000,000 shares
authorized , 19,601,107 shares issued and outstanding	19,601
Additional paid-in capital	9,710,202
Retained earnings	6,476,733
Accumulated other comprehensive gain - translation adjustments	485,802

Total stockholders' equity	16,692,338

Total liabilities and stockholders' equity	$19,342,315

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenues	$7,995,464	$4,491,025	$3,757,898	$1,810,803

Cost of revenues	4,077,979	1,682,798	1,709,771	233,077

Gross profit	3,917,485	2,808,227	2,048,127	1,577,726

Expenses:
Selling, general, and administrative expenses	796,285	654,264	358,355	306,850

Income from operations	3,121,200	2,153,963	1,689,772	1,270,876

Other income (expense):
Interest income	40,216	751	19,154	239
Interest expense	(13,858)	(21,547)	(1,629)	(7,796)
Minority interest	(326,590)	(1,388)	(92,623)	3,711
Other income - net	222,711	46,986	43,559	7,060
Total other income (expense)	(77,521)	24,802	(31,539)	3,214

Net income before income taxes	3,043,679	2,178,765	1,658,233	1,274,090

Provision for income taxes	29,608	(120,981)	(4,159)	(83,696)

Net income	$3,014,071	$2,299,746	$1,662,392	$1,357,786

Weighted average shares of outstanding - basic	14,160,512	8,597,140	19,601,107	8,668,197
Weighted average shares of outstanding- diluted	14,299,401	8,597,140	19,878,885	8,668,197
Income per share -
basic	$0.21	$0.27	$0.08	$0.16
diluted	$0.21	$0.27	$0.08	$0.16

Comprehensive income
Net income	$3,014,071	$2,299,746	$1,662,392	$1,357,786
Translation adjustments	271,032	32,879	28,384	10,574
Comprehensive income	$3,285,103	$2,332,625	$1,690,776	$1,368,360

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,014,071	$2,299,746
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization expenses	28,625	17,452
Minority interest	326,590	1,388
Changes in operating assets:
Increase in restricted cash
Deferred income tax expense (benefit)	29,608	(120,981)
Increase in accounts receivable	(1,397,906)	(1,544,430)
Increase in prepayment	(1,309,791)	(368,436)
Increase in other receivable	(251,711)	(233,333)
Increase in cost and estimated earnings
in excess of billings on uncompleted contracts	(1,690,066)	(78,672)
Increase in other current assets	(55,299)	(22,173)
Increase (Decrease) in accounts payable	7,294	(2,615)
Increase (Decrease) in billings in excess of costs
and estimated earnings on uncompleted contracts	(19,594)	483,080
Decrease in accrued expenses	(1,457,006)	(15,813)
Net cash provided by (used in) operating activities	(2,775,185)	415,213

Cash flows from investing activities:
Cash acquired from reverse merger of PKU	1,321,164	-
(Increase) Decrease in loan to others	(1,947,070)	269,957
Payment of cash to the shareholders of the
accounting acquirer	(2,000,000)	-
(Increase) Decreae in other assets - deposits	11,924	(89,288)
Purchases of property and equipment	(823,692)	78,646
Net cash provided by (used in) investing activities	(3,437,674)	259,315

Cash flows from financing activities:
Proceeds from (payments of) short-term borrowings	(653,200)	124,980
Merger costs to be charged directly to equity	(1,447,361)	-
Proceeds from issuing shares	3,200,000	-
Net cash provided by financing activities	1,099,439	124,980

Effect of foreign currency exchange translation	39,354	(145,828)

Net increase (decrease) in cash	(5,074,066)	653,680

Cash - beginning	10,258,654	149,691
Cash - ending	$5,184,588	$803,371

Supplemental disclosures:
Interest paid	$13,858	$21,547
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business—China TransInfo Technology Corp. (the “Company”) was originally incorporated in Nevada on August 3, 1998, under the name R & R Ranching, Inc. to breed bison. In about March 2003, R & R Ranching Inc. sold its bison to Blue Sky Bison Ranch, Ltd.

The Company has experienced several corporate name changes: GloTech Industries, Inc. in March 2003, Intra-Asia Entertainment Corporation in December 2003, China TransInfo Technology Corp. in August 2007.

On May 14, 2007, the Company entered into a share exchange agreement with Cabowise International Ltd. (“Cabowise”), a British Virgin Islands company, the stockholders of Cabowise, Weicheng International Inc. and Foster Growth Ltd. Pursuant to the share exchange agreement, the Company, among other things, agreed to issue to the stockholders of Cabowise an aggregate of 10,841,491 shares of its common stock in exchange for all of the issued and outstanding capital stock of Cabowise. In addition, Cabowise agreed to assign its option to purchase a majority equity interest in Beijing PKU Chinafront High Technology Co., Ltd (“PKU”) to the Company’s indirect Chinese subsidiary Oriental Intra-Asia Entertainment (China) Limited (“Oriental Intra-Asia”).

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

We had an obligation to increase the ownership interest in PKU held by our subsidiary, Oriental Intra-Asia, from 85% to 95% pursuant to a securities purchase agreement that we entered into with certain investors in the private placement transaction that was consummated on May 14, 2007. On July 6, 2007, to satisfy this contractual obligation, we authorized Beijing Tiandi Zuobiao Technology Co., Ltd. (“Beijing Tiandi”) to act as our administrative agent and nominee to effectuate the required registered capital increase on our behalf and to make necessary governmental filings for and obtain permits and licenses in connection with the increased capital contribution. Our subsidiary, Oriental Intra-Asia, entered into an entrust agreement (the “Entrust Agreement”) with Beijing Tiandi and PKU to govern the agent/nominee relationship. Oriental Intra-Asia contributed RMB 40 million to the capital of PKU by making a RMB 40 million payment to Beijing Tiandi, as nominee under the Entrust Agreement, who in turn immediately contributed such capital to PKU. This payment (i) increased the contribution to PKU’s registered capital made by or on the behalf of Oriental Intra-Asia from RMB 17 million (approximately $2.3 million) to RMB 57 million (approximately $7.6 million), (ii) satisfied Oriental Intra-Asia’s contractual obligation to increase its beneficial ownership in PKU to 95% and (iii) resulted in Beijing Tiandi holding of record approximately 67% of the ownership interests of PKU (subject to the Entrust Agreement).

Under the Entrust Agreement, Beijing Tiandi, as the trustee of Oriental Intra-Asia, holds the equity interests representing the increased registered capital contribution by Oriental Intra-Asia in its name for Oriental Intra-Asia’s benefit. Beijing Tiandi is obligated under the Entrust Agreement to follow the instructions of Oriental Intra-Asia and is prohibited from assigning or otherwise transferring its nominee interest in PKU without Oriental Intra-Asia’s written consent. Beijing Tiandi must also give notice to Oriental Intra-Asia of any stockholder vote of PKU and obtain voting instructions from Oriental Intra-Asia that govern the manner in which Beijing Tiandi must vote its nominee interest in PKU. As a result of the Entrust Agreement and related capital contribution, PKU’s registered capital was increased to RMB 60 million (approximately $8 million) and Oriental Intra-Asia became a beneficial owner of 95% equity interests in PKU. On August 20, 2007, Beijing Tiandi obtained the approval of the Beijing Administration of Industry and Commerce for PKU’s increase of registered capital and a new business license was issued to PKU.

 1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The required approvals having been obtained and the capital contribution completed by Beijing Tiandi on Oriental Intra-Asia’s behalf, on November 8, 2007, Oriental Intra-Asia exercised its rights under the Entrust Agreement to cause Beijing Tiandi to transfer Beijing Tiandi’s 67% record ownership interests in PKU to Oriental Intra-Asia and both parties, together with PKU, verbally agreed to such transfer. Following such transfer, Oriental Intra-Asia will hold such interests directly instead of through Beijing Tiandi, as a nominee. We have been informed by the Beijing Administration of Industry and Commerce that the transfer will be approved and a new business license for PKU will be issued. We believe that the new business license for PKU will be granted on or about November 16, 2007.

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

The May 14, 2007 exchange of shares has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the PKU obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of PKU, with PKU being treated as the continuing entity. The historical financial statements presented are those of PKU. The continuing company has retained December 31 as its fiscal year end.

During August 2007, the Company completed a 1-for-7.5 reverse split of all issued and outstanding shares of common stock. The capital stock accounts and all share data in this report give effect to the reverse split, applied retroactively, for all periods presented.

In August 2007, the Company acquired Qi Li’s 0.84% stock ownership in Beijing Tian Hao Ding Xin Science and Technology Co, Ltd., or Beijing Tian Hao. Consequently, Beijing Tian Hao became 100% owned by the Company.

 1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation— The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Principles of Consolidation— The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly wholly owned subsidiary Oriental Intra-Asia Entertainment (China) Limited, Beijing PKU Chinafront High Technology Co., Ltd and Beijing Tian Hao Ding Xing Technology Co., Ltd.. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

 1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Issuance of Shares by Subsidiaries—Sales of stock by a subsidiary is accounted for in accordance with Staff Accounting Bulletin Topic 5H, “Accounting for Sales of Stock by a Subsidiary.” The Company has adopted the capital transaction method to account for subsidiary stock sales. Accordingly, increases and decreases in the Company’s share of its subsidiary’s net equity resulting from subsidiary stock transactions are recorded on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as increases or decreases to Additional paid-in capital.

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

The Company translates PKU's assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of PKU's financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive gain - translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

As of September 30, 2007, the exchange rate between the RMB (¥) and the USD ($) was ¥1=$0.1334.

The weighted-average rates of exchange between the RMB and the USD was ¥1=$0.13064 for the nine-month ended September 30, 2007. Total translation adjustment recognized as of September 30, 2007 is $ 485,802.

Comprehensive Income—Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2.  RESTRICTED CASH

In May 2006, the Company deposited ¥1,000,000, or $133,400 in one of its banks to facilitate a fund verification letter issued by the bank to a customer. The verification letter is a contractual term requested by the customer and is valid for 18 months. This amount is recorded as Restricted Cash.

3.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

September 30,
2007
(Unaudited)

Costs incurred on uncompleted contracts	$4,734,760
Estimated earnings on uncompleted contracts	6,058,765

10,793,525
Less: billings to date	8,746,709

Total	$2,046,817

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

September 30,
2007
(Unaudited)
Costs and estimated earnings in excess of billings on
uncompleted contracts	$2,375,694
Billings in excess of costs and estimated earnings on
uncompleted contracts	(328,877)

Total	$2,046,817

4.  CREDIT AGREEMENT

On February 24, 2006, the Company entered into a loan agreement with a bank to borrow ¥2,000,000, or $248,000. The loan was guaranteed by a paid surety for the full amount. Interest was payable monthly at fixed rate of 5.580%. The loan expired on February 23, 2007 and was paid in full on that date in accordance with the terms of the loan agreement.

On September 15, 2006, the Company renewed a loan agreement with the same bank to borrow ¥3,000,000, or $372,000. The loan was guaranteed by a paid surety for the full amount. Interest was payable monthly at fixed rate of 6.120%. The loan was to expire on September 14, 2007, but was paid in full on July 17, 2007.

5.  PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

September 30,
2007
(Unaudited)

Automobiles	$122,530
Machinery and equipment	232,239
Furniture and fixtures	64,986
Prepayment for building	774,260

1,194,015
Less: accumulated depreciation	(140,600)

Property and equipment, net	$1,053,415

On June 2, 2007, the Company entered into an agreement to purchase an office building for $1,300,250. As of September 30, 2007, the Company has paid $774,260.

6.    LOANS TO OTHERS

The Company provides funding to certain legal entities that are unrelated to the Company and have been in transactions with the Company. Such loans do not bear interest rates or specify repayment terms. As of September 30, 2007, the balance of such loans amounted to $2,269,146, all of which have been collected by November 13, 2007.

7.    SHARE-BASED PAYMENTS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. The Company issued warrants, in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger related services on May 14, 2007, with an exercise price of $1.80 per share. These warrants will expire on May 13, 2014 pursuant to the common stock purchase warrant agreement. The Company used Black-Scholes option pricing model to determine the fair value of the stock warrants on the grant date. The fair value was at $3.97 per share resulting in a share-based compensation totaling $1,104,166.

7.   SHARE-BASED PAYMENTS (Continued)

Assumptions

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

September 30, 2007

Expected volatility	2.03%
Weighted average volatility	2.03%
Expected life (years)	7
Risk free interest rate	4.6%

The expected volatilities are based on the historical volatility of the Company’s stock. The observations were made on a weekly basis from May 15, 2006 to May 14, 2007. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

A summary of stock warrants for the six months ended September 30, 2007 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2007	436,187	$0.35	30.77		$—
Granted	277,778	1.80	-		-
Exercised or converted	(239,023)	0.35	-		-
Forfeited or expired	(197,164)	0.35	-		—
Outstanding at September 30, 2007	277,778	1.80	79.50	$

Exercisable at September 30, 2007	277,778	$1.80	79.50		$—

8.   EQUITY TRANSACTIONS

In April 2007, per the request of the note holders, $21,000 of convertible promissory notes and $5,815 of accrued interest were converted into 95,768 shares of the Company’s common stock at $0.28 per share. These shares have been reverse-split into 12,769 shares.

In April 2007, the Company issued to its warrant holders 1,792,670 common shares, which have been reverse-split into 239,023 shares.

In April 2007, the Company issued to its former directors 300,000 common shares, which have been reverse-split into 40,000 shares.

On May 14, 2007, in order to purchase a majority equity interest in PKU to the Company’s indirect Chinese subsidiary Oriental Intra-Asia, the Company issued 81,311,179 common shares to the stockholders of Cabowise. These shares have been reverse-split into 10,841,491.

On May 14, 2007, the Company entered into a cancellation agreement with the stockholders whereby the stockholders agreed to the cancellation of 15,328,369 common shares, or 2,043,784 shares after the reverse-split.

8.   EQUITY TRANSACTIONS (Continued)

On May 14, 2007, in connection with the legal services received, the Company issued to a law firm 104,167 common shares, which have been reverse-split into 13,889 shares.

On May 14, 2007, the Company issued 13,333,334 common shares for $3,200,000. These shares have been reverse-split into 1,777,778 shares once the 1-for-7.5 reverse split becomes effective.

9.   INCOME TAXES

The income tax provision was as follows:

	Nine Months Ended September 30, 2007
	(Unaudited)
	Domestic		Foreign
	Federal	State	China
Current	$-	$-	$-
Deferred	-	-	670,196
	$-	$-	$670,196

The Company is subject to PRC Enterprise Income Tax at a rate of 33% on the net income.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2007 were as follows:

	Foreign			Domestic
Deferred Tax Assets	In RMB	Currency Exchange Rate	In USD	In USD
Net operating loss carryforwards	¥5,023,961	0.1334	$670,196	$1,240,000
Valuation allowance	-	0.1334	-	(1,240,000)
Net deferred tax assets	¥5,023,961	0.1334	$670,196	$-

As of September 30, 2007, the Company had net operating loss carryforwards for China income tax purposes of approximately ¥15,224,000, or $2,031,000, which, if used to offset future taxable income, will expire in year beginning in 2011.

10.  INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” (“SFAS No. 128”). Basic Earnings per Share (“EPS”) are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Stock warrants to purchase 277,778 shares with an exercise prices $1.80 per share were outstanding as of September 30, 2007. Stock warrants to purchase 277,778 shares were included in the determination of potential common shares equivalents because the average market prices per share of the Company’s common stock for the nine months ended September 30, 2007 was higher than the weighted average exercise price, but the net income for the nine-month ended September 30, 2007 was immaterial and did not impact the EPS calculation.

11.  COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first year. Upon completion of the first year of employment, employees earn one (1) additional day for each additional year. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2007, vacation liability existed in the amount of $0.

12.  RELATED-PARTY TRANSACTIONS

Operating Leases —The Company leases its facility from a former shareholder under an operating lease agreement which expires on December 1, 2008. The base monthly rent is approximately $8,000. Rent expense under this lease agreement amounted to approximately $72,000 for the nine months ended September 30, 2007.

Approximately future minimum obligations under the above operating lease at September 30, 2007 amounted $112,000.

13.  CONCENTRATION

During the nine months ended September 30, 2007, four of the Company’s customers accounted for approximately $4,656,000 of the total revenues. Those customers comprised 58% of the total sales during the nine months ended September 30, 2007. Included in accounts receivable is approximately $954,000 from these customers as of September 30, 2007.

14.  OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at September 30, 2007 was as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at January 1, 2007	$214,770	$214,770
Change for nine months ended September 30, 2007 (Unaudited)	271,032	271,032

Balance at September 30, 2007 (Unaudited)	$485,802	485,802

15.	SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

Non-cash Transactions	Nine Months Ended September 30, 2007
(Unaudited)

Common stock	$13
Additional paid-in capital	26,802
Convertible notes	(21,000)
Accrued interest	(5,815)

******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Quarterly Report on Form 10-QSB for the period ended June 30, 2007, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise, references to:

•	“China TransInfo,” “the Company,” “we,” “us,” or “our” refer to the combined business of all of the entities that form our consolidated business enterprise;

•	“China,” “Chinese” and “PRC” refer to the People’s Republic of China;

•	“BVI” refer to the British Virgin Islands;

•	“SEC” refer to the United States Securities and Exchange Commission;

•	“Securities Act” refer to the Securities Act of 1933, as amended;

•	“Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

•	“RMB” refer to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

Effective August 20, 2007, we implemented a 1-for-7.5 reverse stock split of issued and outstanding shares of our common stock that reduced the number of our issued and outstanding shares from 147,008,332 to 19,601,107 shares. Except where specifically indicated, all common share information (including information related to options and warrants to purchase common stock) has been restated to reflect the 1-for-7.5 reverse split.

Overview Our Business

China TransInfo Technology Corp. is a Nevada holding company. Through our indirect majority -owned Chinese operating subsidiary, Beijing PKU Chinafront High Technology Co., Ltd., or PKU, we are a total solutions provider of Geography Information Systems, or GIS application software and services. We serve the government sectors of the GIS market in China with an emphasis on the following three major Chinese central government initiatives: (i) Transportation; (ii) Digital City; and (iii) Land & Resources.

We offer a full range of GIS application solutions that cover GIS system planning, deployment, system construction, data testing, system audit & optimization, user's manuals and customer training through self-developed GIS platform software products for 2-dimensional and 3-dimnesional GIS system models. We also provide professional IT services including, risk analysis, systems integration, data monitoring, training and technical support, thereby providing a complete GIS solution to customers.

Our Current Organizational Structure

The following chart reflects our current organizational structure:

*Beijing Tiandi’s record ownership of interests in PKU are held pursuant to the Entrust Agreement on Oriental Intra-Asia’s behalf - Oriental Intra-Asia is the beneficial owner of all 67% of such interests in PKU. Oriental Intra-Asia has exercised its rights under the Entrust Agreement to require Beijing Tiandi to transfer record ownership of such interests to Oriental Intra-Asia. PKU has agreed to such transfer as of November 8, 2007. We expect such record ownership transfer to become effective on or about November 16, 2007.

Recent Developments

We had an obligation to increase the ownership interest in PKU held by our subsidiary, Oriental Intra-Asia, from 85% to 95% pursuant to a securities purchase agreement that we entered into with certain investors in the private placement transaction that was consummated on May 14, 2007. On July 6, 2007, to satisfy this contractual obligation, we authorized Beijing Tiandi Zuobiao Technology Co., Ltd., or Beijing Tiandi, to act as our administrative agent and nominee to effectuate the required registered capital increase on our behalf and to make necessary governmental filings for and obtain permits and licenses in connection with the increased capital contribution. Our subsidiary, Oriental Intra-Asia, entered into an entrust agreement, or the Entrust Agreement, with Beijing Tiandi and PKU to govern the agent/nominee relationship. Oriental Intra-Asia contributed RMB 40 million to the capital of PKU by making a RMB 40 million payment to Beijing Tiandi, as nominee under the Entrust Agreement, who in turn immediately contributed such capital to PKU. This payment (i) increased the contribution to PKU’s registered capital made by or on the behalf of Oriental Intra-Asia from RMB 17 million (approximately $2.3 million) to RMB 57 million (approximately $7.6 million), (ii) satisfied Oriental Intra-Asia’s contractual obligation to increase its beneficial ownership in PKU to 95% and (iii) resulted in Beijing Tiandi holding of record approximately 67% of the ownership interests in PKU. Under the Entrust Agreement, Beijing Tiandi, as the trustee of Oriental Intra-Asia, holds the equity interests representing the increased registered capital contribution by Oriental Intra-Asia in its name for Oriental Intra-Asia’s benefit. Beijing Tiandi is obligated under the Entrust Agreement to follow the instructions of Oriental Intra-Asia and is prohibited from assigning or otherwise transferring its nominee interest in PKU without Oriental Intra-Asia’s written consent. Beijing Tiandi must also give notice to Oriental Intra-Asia of any stockholder vote of PKU and obtain voting instructions from Oriental Intra-Asia that govern the manner in which Beijing Tiandi must vote its nominee interest in PKU. As a result of the Entrust Agreement and related capital contribution, PKU’s registered capital was increased to RMB 60 million (approximately $8 million) and Oriental Intra-Asia became a beneficial owner of 95% equity interests in PKU. On August 20, 2007, Beijing Tiandi obtained the approval of the Beijing Administration of Industry and Commerce for PKU’s increase of registered capital and a new business license was issued to PKU.

The required approvals having been obtained and the capital contribution completed by Beijing Tiandi on Oriental Intra-Asia’s behalf, on November 8, 2007, Oriental Intra-Asia exercised its rights under the Entrust Agreement to cause Beijing Tiandi to transfer Beijing Tiandi’s 67% record ownership interests in PKU to Oriental Intra-Asia and both parties, together with PKU, verbally agreed to such transfer. Following such transfer, Oriental Intra-Asia will hold such interests directly instead of through Beijing Tiandi, as a nominee. We have been informed by the Beijing Administration of Industry and Commerce that the transfer will be approved and a new business license for PKU will be issued. We believe that the new business license for PKU will be granted on or about November 16, 2007.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third fiscal quarter of 2007, which resulted in growth in our revenues and net income. The GIS software and solutions industry in China continued its rapid development in the third quarter of 2007 due, in part, to the Chinese government’s preference for “Made in China” GIS software applications and services for its government programs. In addition, we benefited from substantial IT spending by the Chinese central government. As China continues down the path of urbanization, so does the government’s need for GIS software applications to manage that growth. We believe this trend creates a demand for transportation, logistics and IT infrastructure for telephones and internet services. We were able to capitalize on this growth trend during the third quarter of 2007. We believe this trend will continue to result in the expansion of GIS software and services market and result in increased revenues for us.

The following are some financial highlights for the third quarter of 2007:

•	Revenues: Our revenues were approximately $3.76 million for the third quarter of 2007, an increase of 107.53% from the same quarter of last year.

•	Gross Margin: Gross margin was 54.50% for the third quarter of 2007, as compared to 87.13% for the same period in 2006.

•	Operating Profit: Operating profit was approximately $1.69 million for the third quarter of 2007, an increase from approximately $1.27 million of the same period last year.

•	Net Income: Net income was approximately $1.66 million for the third quarter of 2007, an increase of 22.43% from the same period of last year.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table summarizes the results of our operations during the three-month periods ended September 30, 2007 and ended September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2006 to the three-month period ended September 30, 2007.

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006

Revenues	3,757,898	100%	1,810,803	100%
Cost of sales	(1,709,771)	45.5%	(233,077)	12.87%

Gross Profit	2,048,127	54.5%	1,577,726	87.13%

Selling, general and administrative expenses	358,355	9.54%	306,850	16.95%

Operating Income	1,689,772	44.97%	1,270,876	70.18%

Other Income and (Expenses)
Interest income	19,154	0.51%	239	0.01%
Interest expenses	(1,629)	(0.04%)	(7,796)	(0.43%)
Minority interest	(92,623)	(2.46%)	3,711	0.20%
Other income (expense)	43,559	1.16%	7,060	0.39%

Income before income taxes	1,658,233	44.13%	1,274,090	70.36%

Income taxes	(4,159)	(0.11%)	(83,696)	(4.62%)

Net income	1,662,392	44.24%	1,357,786	74.98%

Revenues. Revenues increased approximately $1.95 million, or 107.53% to approximately  $3.76 million for the three months ended September 30, 2007, from approximately  $1.81 million for the same period in 2006. This increase was mainly attributable to increased sales in the Digital City and Transportation sectors. Income from software products and hardware products contributed approximately 32.12% and 67.88% of total revenue during the three-month period ended September 30, 2007, respectively. Sales in the Digital City sector consist primarily of sales of hardware products. However, our management still believes that revenues from software products and services will continue to be the Company’s major revenue source over the next few years. We have devoted additional resources to research and development and, as a result, management believes that the percentage of revenue from software products and services will increase in the future.

The following table illustrates the revenues from the Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended September 30, 2007	Percentage of Total Revenues	Three Months Ended September 30, 2006	Percentage of Total Revenues
Transportation	1,508,855	40.15%	457,547	25.27%
Digital City	2,156,577	57.39%	1,155,016	63.78%
Land & Resources	85,114	2.26%	126,732	7.00%
Other	7,353	0.20%	71,509	3.95%
Total	3,757,898	100%	1,810,803	100.00%

As the table above indicates, the Digital City and Transportation sectors accounted for an aggregate of 97.54% and 89.05% of our sales for the three months ended September 30, 2007 and 2006, respectively. Sales in Land & Resources account for 7.0% or less of total sales over each of periods indicated above. In the future, management will continue to focus in the Chinese government sectors of Transportation, Digital City and Land & Resources. We intend to increase our marketing efforts in these areas and compete on larger and more lucrative projects in these growing markets. Although we anticipate potentially facing larger and greater capitalized competitors, we believe we will be able to compete effectively having established a record of performance in these markets and good relationships with the various Chinese central, city and local governments. We believe we have developed a good reputation with our clients and brand recognition for our products and services. We are often invited to bid on a project or awarded a contract on a no-bid basis and our success ratio when bidding on new contracts, was 90% during the three month periods ended September 30, 2007.

Cost of Goods Sold. Our cost of goods sold increased approximately  $1.48 million, or 633.6%, to approximately $1.71 million for the three months ended September 30, 2007, from $0.23 million during the same period in 2006. This increase was mainly due to the increase in sales generally in the third quarter of 2007 and in the increase in sales of hardware products in the period as compared to the same period of 2006. The cost of goods sold with respect to hardware products is higher than that of software products. As a percentage of revenues, the cost of goods sold increased to 45.5% during the three moths ended September 30, 2007 from 12.87% in the same period in 2006.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Salary	$220,173	$76,844
Hardware	1,321,025	73,798
Software licenses	63,356	2,418
Outsourcing	79,618	58,070
Others	25,599	21,947
Total	$1,709,771	$233,077

Gross Profit. Our gross profit increase approximately  $0.47 million, or 29.8%, to approximately  $2.05 million for the three months ended September 30, 2007, from approximately  $1.58 million during the same period in 2006. Gross profit as a percentage of revenues was 54.5% for the three months ended September 30, 2007, a decrease of 32.63% from 87.13% during the same period in 2006. The decrease was mainly due to the increase in lower margin hardware costs as discussed above.

Selling Expenses. All of our products are sold into the domestic China market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a no bid basis. This type of procurement process accounts for more than 95% of our total sales. We are often invited to bid on contracts through our professional relationships and are awarded repeat business. As a result, we have not invested heavily in establishing a substantial marketing program. We promote our products by developing relationships through Peking University, professional relationships with various agencies and municipalities within the Chinese government and in participation in industry trade exhibitions. Our marketing expenses therefore are relatively low in comparison to those of our competitors who do not have a record of performance and brand recognition or well-established government contacts.

Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses decreased $10,758, or 21%, to $41,219 for the three months ended September 30, 2007 from $51,997 during the same period in 2006. As a percentage of revenues, selling expenses decreased to 1.1% for the three months ended September 30, 2007 from 2.87% for the same period in 2006. The decline in selling expenses was mainly attributable to the reclassification of selling expenses, as compared to the same period of 2006.

Administrative Expenses. Our administrative expenses were approximately  $0.32 million (8.44% of total sales) and approximately  $0.25 million (14.08% of total sales) for the three months ended September 30, 2007 and 2006, respectively. The increase in our administrative expenses was mainly attributable to the increase of professional services, such as legal service and public relations consultants as the company became a listed company in May 2007.

Income Taxes. Our Chinese subsidiary, PKU, is subject to Chinese enterprises income tax, or EIT, at a rate of 33% of the assessable profits. As approved by the local tax authority in the PRC, PKU is entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year. As of September 30, 2007, PKU had net operating loss carry forwards for Chinese income tax purposes of approximately $2,031,000. We believe that the first cumulative profit-making year of PKU will be in the fiscal year 2009. Accordingly, we believe that PKU will be exempt from EIT for the calendar years of 2009 and 2010 and will be subject to a tax rate of 16.5% for the fiscal years 2011, 2012 and 2013.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, which will take effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to EIT at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between China and the tax residence of the holder of the PRC subsidiaries. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

For the three months ended September 30, 2006, we incurred income tax benefit of $83,696, while for the same period in 2007 we received an income tax benefit of $4,159. All tax expenses and benefits resulted from the operations of our subsidiary PKU. Differences between Chinese Tax laws and U.S. Generally Accepted Accounting Principles, or GAAP, caused different accounting treatments for our intangible assets. Amortization of our intangible assets also created income tax benefits based on U.S. GAAP. Chinese Tax laws permit net operating losses to be used to reduce taxable income in future years. The income tax benefit (negative tax expense) of a net operating loss is recognized in the year when the operating loss occurs. The income tax benefit is calculated by multiplying the operating loss in the year with the applicable tax rate. For the three months ended September 30, 2007, we reported a net operating loss for tax purposes and such loss created an income tax benefit in an amount of $4,159.

Net Income. Net income increased approximately  $0.30 million, or 22.44% to approximately  $1.66 million for the three months ended September 30, 2007, from approximately $1.36 million for the same period of 2006, primarily as a result of the increase in sales during the period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2007 and ended September 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2006 to the nine-month period ended September 30, 2007.

All amounts in thousands of U.S. dollars, except percentages

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006

Revenues	7,995,464	100%	4,491,025	100%
Cost of sales	(4,077,979)	51.00%	(1,682,798)	37.47%

Gross Profit	3,917,485	49.00%	2,808,227	62.53%

Selling, general and administrative expenses	796,285	9.96%	654,264	14.57%

Operating Income	3,121,200	39.04%	2,153,963	47.96%

Other Income and (Expenses)
Interest income	40,216	0.50%	751	0.02%
Interest expenses	(13,858)	(0.17%)	(21,547)	(0.48%)
Minority interest	(326,590)	(4.08%)	(1,388)	(0.03%)
Other income (expense)	222,711	2.79%	46,986	1.05%

Income before income taxes	3,043,679	38.07%	2,178,765	48.51%

Income taxes	29,608	0.37%	(120,981)	(2.69%)

Net income	3,014,071	37.70%	2,299,746	51.21%

Revenues. Revenues increased approximately $3.5 million, or 78.04% to approximately $8.0 million for the nine months ended September 30, 2007, from approximately $4.5 million for the same period in 2006. This increase was attributable to the increase sales of our products in the Transportation and Digital City sectors in the first three quarters of 2007 compared to the same period in 2006.

The following table illustrates the revenues from the Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Nine Months Ended September 30, 2007	Percentage of Total Revenues	Nine Months Ended September 30, 2006	Percentage of Total Revenues
Transportation	3,180,444	39.78%	1,400,851	31.19%
Digital City	3,666,820	45.86%	2,502,896	55.73%
Land & Resources	1,034,511	12.94%	495,185	11.03%
Other	113,690	1.42%	92,094	2.05%
Total	7,995,464	100%	4,491,025	100.00%

As the table above indicates, the Digital City and Transportation sectors accounted for an aggregate of 85.64% and 86.92% of our sales for the nine months ended September 30, 2007 and 2006, respectively. Sales in Land & Resources account for less than 13% of total sales over each of periods indicated above. Our success ratio when bidding on new contracts, was approximately 90% during the nine month periods ended September 30, 2007.

Cost of Goods Sold. Our cost of goods sold increased approximately $2.4 million, or 142.3%, to approximately $4.1 million for the nine months ended September 30, 2007, from approximately $1.7 million during the same period in 2006. This increase was mainly due to the increase in sales generally in the first nine months of 2007 and in the increase in sales of hardware products in the period as compared to the same period of 2006. As a percentage of revenues, the cost of goods sold increased to 51% during the nine moths ended September 30, 2007 from 37.47% in the same period in 2006. also as a result of the increase in higher cost hardware sales as a percentage of total sales.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Salary	$565,311	$277,647
Hardware	3,107,863	1,149,052
Software licenses	82,054	44,802
Outsourcing	136,138	133,491
Others	186,612	77,807
Total	$4,077,979	$1,682,798

Gross Profit. Our gross profit increased approximately $1.11 million, or 39.5%, to approximately $3.92 million for the nine months ended September 30, 2007, from approximately $2.81 million during the same period in 2006. Gross profit as a percentage of revenues was 49.0% for the nine months ended September 30, 2007, a decrease of 13.5% from 62.5% during the same period in 2006. The decline was mainly due to increase in sales of lower margin hardware as a percentage of total sales during the period compared to the same period in 2006.

Selling Expenses. All of our products are sold into the domestic China market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a no bid basis. This type of procurement process accounts for more than 95% of our total sales. We are often invited to bid on contracts through our professional relationships and are awarded repeat business. As a result, we have not invested heavily in establishing a substantial marketing program. We promote our products by developing relationships through Peking University, professional relationships with various agencies and municipalities within the Chinese government and in participation in industry trade exhibitions. Our marketing expenses therefore are relatively low in comparison to those of our competitors who do not have a record of performance and brand recognition or well-established government contacts.

Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses increased $38,280, or 30.1%, to $165,505 for the nine months ended September 30, 2007, from $127,225 during the same period in 2006. As a percentage of revenues, selling expenses decreased to 2.07% for the nine months ended September 30, 2007, from 2.83% for the same period in 2006. The increase of selling expenses was mainly attributable to our expanded operations and sales volume from period to period.

Administrative Expenses. Our administrative expenses were $630,780 (7.9% of total sales) and $527,039 (11.7% of total sales) for the nine months ended September 30, 2007 and 2006, respectively. The increase of administrative expenses was mainly attributable to the increase of professional services related to the company having become a public company in May 2007.

Income Taxes. For the nine months ended September 30, 2006, we incurred income tax benefit of $120,981 while for the same period in 2007, we received an income tax expense of $29,608. All those tax expenses and benefits resulted from the operations of our subsidiary PKU.

Net Income. Net income increased approximately $0.71 million, or 31.1% to approximately $3.01 million for the nine months ended September 30, 2007 from approximately $2.3 million for the same period of 2006, as a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2007, we had cash and cash equivalents (including restricted cash) of approximately $5.32 million. As of September 30, 2007, we had no bank loans outstanding.

On May 14, 2007, we completed a private placement of 5,569,445 shares of our common stock and warrants to purchase 277,778 shares of our common stock to some institutional investors. As a result of this private placement we raised $10,000,000 in gross proceeds, which left us with $8,900,000 in net proceeds after the deduction of offering expenses in the amount of $1,100,000

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities in the first half of 2007, should be adequate to sustain our operations at our current levels through at least the eighteen months.

Obligations Under Material Contracts

We have entered into a lease agreement with a Chinese individual, Zhao Li, for our rental of space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under this lease, we have the right to use 513 square meters of office space in the E-Wing Center. We pay a total monthly rental of RMB 62,000 under this lease agreement (approximately $8,000). This lease expires on December 1, 2008. On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,300,250). We have paid $774,260 to Mr. Zhao by September 30, 2007.

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

Principles of Consolidation— The consolidated financial statements include the accounts of China TransInfo Technology Corp., it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly wholly owned subsidiary Oriental Intra-Asia Entertainment (China) Limited, Beijing PKU Chinafront High Technology Co., Ltd and Beijing Tian Hao Ding Xing Technology Co., Ltd.. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

As of September 30, 2007, the exchange rate between the RMB (¥) and the USD ($) was ¥1=$0.1334. The weighted-average rates of exchange between the RMB and the USD was ¥1=$0.13064 for the nine-month ended September 30, 2007. Total translation adjustment recognized as of September 30, 2007 is $ 485,802.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Shudong Xia, our President and Chief Executive Officer, and Danxia Huang, our Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBITS.

3.1
Amended and Restated Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on December 19, 2003 [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 10-KSB filed on March 31, 2005].

3.2	Bylaws of the registrant adopted on December 19, 2003 [Incorporated by reference to the registrant’s the registrant’s Registration Statement on Form SB-2 filed on March 30, 1999].

3.3
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on August 20, 2007. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 23, 2007]

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

DATED: November 14, 2007

CHINA TRANSINFO TECHNOLOGY CORP.

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

3.2	Bylaws of the registrant adopted on December 19, 2003 [Incorporated by reference to the registrant’s the registrant’s Registration Statement on Form SB-2 filed on March 30, 1999].

3.3
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on August 20, 2007. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 23, 2007]

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