Form 10QSB/A
period 2007-06-30
China TransInfo Technology Corp.
filed 2008-01-31
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB/A
(Amendment No.1)
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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2007, originally filed on August 16, 2007 (the “Original Filing”), is being filed to report that we have restated our Condensed Consolidated Balance Sheet as of June 30, 2007, Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2007 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007, and added our Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2007. Our management determined, on November 9, 2007, that the original financial statements for the period in question should no longer be relied upon due to certain errors in such financial statements. We have stated our intention to amend our Quarterly Report for the quarterly period ended June 30, 2007 in our Current Report on Form 8-K/A , filed on January 28, 2008.

For the adjustments made as a result of the restatement, see Note 16, Restatement of Previously Issued Financial Statements included in “Part I -Item 1-Financial Statements.” We have restated ITEM 1 Financial Statements and ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in their entirety in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A.

No other information in the Original Filing has been amended or modified hereby. Except where specifically indicated, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and accordingly, we have not updated the disclosures contained herein to reflect events that occurred after the Original Filing.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Form 10-QSB/A includes currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet (Restated)	2-3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Restated)	4
Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity	5
Unaudited Condensed Consolidated Statements of Cash Flows (Restated)	6
Notes to Unaudited Condensed Consolidated Financial Statements (Restated)	7-19

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(RESTATED)

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(RESTATED)

June 30, 2007
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$129,844
Notes payable	394,500
Billings in excess of costs and estimated earnings on uncompleted contracts	613,995
Accrued warrant liability	916,667
Accrued expenses	165,062
Total current liabilities	2,220,068

Minority Interest	820,650

Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 shares
authorized and 0 share issued and outstanding	-
Common stock, par value $0.001 per share, 150,000,000 shares
authorized, 19,601,107 shares issued and outstanding	19,601
Additional paid-in capital	9,386,955
Retained earnings	5,001,840
Accumulated other comprehensive income - translation adjustments	506,280

Total stockholders' equity	14,914,676

Total liabilities and stockholders' equity (deficit)	$17,955,394

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
(RESTATED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenues	$4,237,566	$2,680,222	$1,613,020	$1,381,648

Cost of Revenues	2,368,208	1,449,721	606,773	824,248

Gross Profit	1,869,358	1,230,501	1,006,247	557,401

Expenses:
Selling, general, and administrative expenses	437,934	347,414	159,939	199,307

Income from operations	1,431,424	883,087	846,308	358,094

Other income (expense):
Interest income	21,062	512	20,055	261
Interest expense	(12,229)	(13,751)	(4,243)	(9,521)
Minority interest	(233,967)	(5,099)	(211,380)	(5,099)
Decrease in fair value of warrant liability	187,499		187,499
Other income - net	179,152	39,926	100,817	4,241
Total other income (expense)	141,517	21,588	92,748	(10,118)

Net income before income taxes	1,572,941	904,675	939,056	347,976

Provision for income taxes	33,767	(37,285)	85,212	(39,118)

Net income	$1,539,174	$941,960	$853,844	$387,094

Weighted average shares of outstanding - basic	11,440,216	8,564,756	14,160,514	8,562,660
Weighted average shares of outstanding - diluted	11,509,660	8,564,756	14,299,403	8,562,660
Income per share -
Basic	$0.13	$0.11	$0.06	$0.05
Diluted	$0.13	$0.11	$0.06	$0.05

Comprehensive income
Net income	$1,539,174	$941,960	$853,844	$387,094
Transaction adjustments	291,510	32,879	227,607	10,574
Comprehensive income	$1,830,684	$974,839	$1,081,451	$397,668

The accompanying notes are an integral part of the financial statements.

 CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Gain	Equity

Balance, January 1, 2007	-	$-	$2,416,000	$3,462,666	$214,770	$6,093,436

Conversion of convertible notes	12,769	13	26,802			26,815

Issuance of common shares for
warrant converted cashlessly	239,023	239	(239)			-

Issuance of common shares to former directors	40,000	40	(40)			-

Cancelled 2,043,783 shares of common stock	(2,043,784)	(2,044)	2,044			-

Recapitalization on reverse acquisition	19,561,432	19,561	6,295,707			6,315,268

Issuance of common shares	1,777,778	1,778	3,198,222			3,200,000

Issuance of common shares for services
in connection with reverse merger	13,889	14	(14)			-

Issuance of warrant for services
in connection with reverse merger			(1,104,166)			(1,104,166)

Paid Transaction Cost debit to APIC			(1,447,361)			(1,447,361)

Net income				1,539,174		1,539,174

Translation adjustments					291,510	291,510

Balance, June 30, 2007	19,601,107	$19,601	$9,386,955	$5,001,840	$506,280	$14,914,676

The accompanying notes are an integral part of the financial statements

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(RESTATED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,539,174	$941,960
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	17,144	10,974
Changes in operating assets:
Deferred income tax expense (benefit)	33,767	(37,285)
Minority interest	233,967	5,099
Revaluation of warrant liability	(187,499)	-
Increase in accounts receivable	(843,326)	(247,793)
Increase in prepayment	(385,595)	(419,662)
Increase in other receivable	(232,469)	(95,755)
Increase in cost and estimated earnings in excess of billings on uncompleted contracts	(270,296)	(55,599)
Increase in other current assets	(97,817)	(114,526)
Decrease in accounts payable	(36,340)	(62,217)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	266,402	129,343
Increase (Decrease) in accrued expenses	(458,119)	28,252
Net cash provided by (used in) operating activities	(421,007)	82,791

Cash flows from investing activities:
Cash acquired from reverse acquisition	9,199,660	-
(Increase) in loan to others	(149,812)	(9,544)
Payment of cash to the shareholders of the accounting acquirer	(2,000,000)	-
Decreae in other assets - deposits	6,066	3,374
Purchases of property and equipment	(766,656)	(68,104)
Net cash used in investing activities	6,289,258	(74,274)

Cash flows from financing activities:
Proceeds from (payments of) short-term borrowings	(259,420)	124,620
Merger costs charged directly to equity	(1,447,361)	-
Proceeds from issuing shares	3,200,000	-
Net cash provided by financing activities	1,493,219	124,620

Effect of foreign currency exchange translation	35,932	2,072

Net increase in cash	7,397,402	135,209

Cash - beginning	1,321,164	149,691
Cash - ending	$8,718,566	$284,900

Supplemental disclosures:
Interest paid	$12,040	$13,112
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

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

During July, 2007, the Company authorized a 1-for-7.5 reverse split of all issued and outstanding shares of common stock, which was effectuated on August 20, 2007. The capital stock accounts and all share data in this report give effect to the reverse split, applied retroactively, for all periods presented.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation—The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 " Accounting for Certain Investments in Debt and Equity Securities " applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, " Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

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

“Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. Under EITF 00-19, registration of the common stock underlying the warrants is not within the Company’s control and, as a result, the Company must assume that it could be required to settle the securities on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of these securities are presented on the accompanying consolidated balance sheet as “Accrued Warrant Liability” and the changes in the values of these warrants are shown in the accompanying consolidated statement of operations as “Decrease in fair value of warrants liability.” Such gains and losses are non-operating and have no effect on cash flows from operating activities.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. The Company issued warrants, in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger service on May 14, 2007 with an exercise price of $0.24 per share. These warrants will expire on May 13, 2014 pursuant to the common stock purchase warrant agreement. First, the Company used Black-Scholes option pricing model to determine the fair value of the stock warrants on the grant date and on June 30, 2007. On May 14, 2007, and June 30, 2007, the fair values were at $3.97 and $3.30 per share ,respectively, resulting in a share-based compensation totaling $1,104,166 and $916,667.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

6.	SHARE-BASED PAYMENTS (Continued)

ASSUMPTIONS

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	May 14, 2007	June 30, 2007

Expected volatility	2.03%	1.84%
Weighted average volatility	2.03%	1.84%
Expected life (years)	7	6.87
Risk free interest rate	4.60%	5.50%

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made in a 52-week period. The period of observation covered was from May 15, 2006 to May 14, 2007. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

A summary of stock warrants for the six months ended June 30, 2007 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2007	436,187	$2.63	30.77		$—
Granted	277,778	1.80	-		-
Exercised or converted	(239,023)	2.63	-		-
Forfeited or expired	(197,164)	2.63	-		—
Outstanding at June 30, 2007	277,778	1.80	82.50	$

Exercisable at June 30, 2007	277,778	$1.80	82.50		$—

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

7.	EQUITY TRANSACTIONS

In April 2007, per the request of the note holders, $21,000 of convertible promissory notes and $5,815 of accrued interest totaled $26,815 were converted into 12,769 shares of the Company’s common stock at $2.10 per share.

In April 2007, 239,023 common shares were converted from warrants and issued to the warrant holders cashlessly.

Pursuant to the agreement entered into between the Company and the former directors in April 2007, the Company directly issued 40,000 common shares to the former directors as compensation. The related expense $166,230 was recorded based on the average stock price during the period from February to April 2007.

On May 14, 2007, the Company entered into a cancellation agreement with Weicheng International Inc. and Foster Growth Ltd. Pursuant to the agreement, Weicheng International Inc. agreed to the cancellation of 2,043,784 shares of the Company’s common stock owned by Weicheng International Inc.

On May 14, 2007, the Company completed the reverse acquisition transaction with Cabowise whereby the Company issued to the shareholders of Cabowise 10,841,492 shares of the Company’s common stock in exchange for all of the issued and outstanding capital stock of Cabowise. Cabowise thereby became the Company’s wholly-owned subsidiary and the former shareholders of Cabowise became the Company’s controlling stockholders. The exchange of shares was accounted for as a reverse acquisition under the purchase method of accounting since the former shareholders of PKU obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of PKU, with PKU being treated as the continuing entity.

On May 14, 2007, the Company issued and sold 1,777,778 shares to certain accredited investors for a cash price of $1.80 per share and a total amount of $3,200,000 pursuant to a private placement completed by the Company.

On May 14, 2007, the Company issued 13,889 shares of its common stock (approximately $25,000) to Thelen Reid Brown Raysman & Steiner LLP for their legal services in connection with the share exchange and private placement transaction.

On May 14, 2007, the Company issued to the placement agent, Antaeus Capital, Inc., a seven-year warrant to purchase 277,778 shares of our common stock at an exercise price of $1.80. The Company used Black-Scholes option pricing model to determine the fair value of the stock warrants on the grant date. The fair value was at $3.98 per share resulting in a share-based compensation totaling $1,104,166.

Total transaction costs of $1,447,361, including legal, accounting and investment banking fees, etc., were charged directly to equity as a reduction from the cash consideration received for the newly-issued common stock.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

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

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at June 30, 2007 was as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at January 1, 2007	214,770	214,770
Change for six months ended June 30, 2007 (Unaudited)	291,510	291,510

Balance at June 30, 2007 (Unaudited)	$506,280	$506,280

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

14.	SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

Six Months Ended June 30,
2007
Non-cash Transactions	(Unaudited)

Common stock	$13
Additional paid-in capital	26,802
Convertible notes	(21,000)
Accrued interest	(5,815)
Accrued warrant liability	1,104,166
Additional paid-in capital	(1,104,166)

15.	SUBSEQUENT EVENTS

On July 24, 2007, the Company’s Board of Directors approved, subject to receiving the approval of the holders of a majority of the Company’s outstanding capital stock, an amendment to the Company’s Amended and Restated Articles of Incorporation to change the Company’s name to “China TransInfo Technology Corp.” to more accurately reflect the Company’s business operations.

16.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations and Comprehensive Income and Condensed Consolidated Statements of Cash Flows, and added its Condensed Consolidated Statements of Changes in Stockholders’ Equity:

With respect to the issue of net-cash settle the warrants in the event of non-delivery of shares within a specified time period after exercise, the Company first reclassified the $1,104,166 from additional paid-in capital in the equity section to accrued warrant liability in the liabilities section on the balance sheet. The Company re-valued the fair value of the accrued warrant liability at $916,667 as of June 30, 2007 and recognized other income of $187,499 and $187,499 in decrease in fair value of warrant liability for both the six months and three months ended June 30, 2007. Consequently, the income recognitions were reflected in the liability and stockholders’ equity sections of the Condensed Consolidated Balance Sheet. The income recognitions were also reflected in the operating activities section of the Condensed Consolidated Statements of Cash flows.

The amount of net cash provided by investing activities was also restated on the Condensed Consolidated Statements of Cash Flows due to the adjustment of cash acquired from reverse acquisition.

The Company added the Condensed Consolidated Statements of Changes in Stockholders’ Equity to the condensed consolidated financial statements for the six-month period ended June 30, 2007.

The Company reclassified $786,680 from investing activities to operating activities for the expenses incurred before the reverse acquisition completed on May 14, 2007 on the Condensed Consolidated Statements of Cash Flows.

The Company reclassified the $1,447,361 offering expenses from operating activities to financing activities, since the $1,477,361 offering expenses should be netted with the proceeds from issuing shares.

The table below discloses the restatement by financial statement line items:

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(RESTATED)

	As Previously Reported	Changes	As Restated
As of June 30, 2007:
Accrued warrant liability	$-	$916,667	$916,667
Total current liabilities	1,303,401	916,667	2,220,068
Additional paid-in capital	10,537,885	(1,150,930)	9,386,955
Retained earnings	4,814,341	187,499	5,001,840
Accumulated other comprehensive income-translation adjustments	459,516	46,764	506,280
Total stockholders' equity	15,831,343	(916,667)	14,914,676

	As Previously Reported	Changes	As Restated
For the six-month period ended June 30, 2007:
Selling, general, and administrative expenses	437,930	4	437,934
Decrease in fair value of warrant liability	-	187,499	187,499
Net income before income taxes	1,385,446	187,495	1,572,941
Net income	1,351,679	187,495	1,539,174
Income per share -basic	0.12	0.01	0.13
Income per share -diluted	0.12	0.01	0.13
Translation adjustments	242,648	48,862	291,510
Comprehensive income	1,594,327	236,357	1,830,684
Net cash provided by (used in) operating activities	(2,140,682)	1,719,675	(421,007)
Cash acquired from reverse acquisition	1,321,164	7,878,496	9,199,660
Net cash provided by (used in) investing activities	(2,375,918)	8,665,176	6,289,258
Net cash provided by financing activities	2,940,580	(1,447,361)	1,493,219
Cash - beginning	10,258,654	(8,937,490)	1,321,164

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

Overview of Our Business

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

Cabowise, PKU and Related Financing

Cabowise does not have any subsidiaries nor is it engaged in any business operations.  Cabowise’s sole asset was its option to purchase an eighty-five percent (85%) interest in PKU, or the PKU Option.  On May 14, 2007, we entered into a share exchange agreement, or the Share Exchange Agreement, with Cabowise, the shareholders of Cabowise and our two former largest stockholders, Weicheng International Inc. and Foster Growth Ltd.  Pursuant to the Share Exchange Agreement, we agreed, among other things, to issue to the shareholders of Cabowise approximately 54.61% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement in exchange for all of the issued and outstanding capital stock of Cabowise.  In addition, Cabowise agreed to assign its option to purchase the eighty-five percent (85%) equity interest in PKU to our indirect Chinese subsidiary Oriental Intra-Asia Entertainment (China) Limited, or Oriental Intra-Asia.

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

Upon the closing of the reverse acquisition, one of our directors, James Reskin, submitted his resignation letter pursuant to which he resigned from his position as director effective immediately, and Stanley Wu, Leliang Zhang and Xingming Zhang resigned as our officers effective immediately, and Stanley Wu and Leliang Zhang resigned as our directors on May 27, 2007. Mr. Shudong Xia was appointed as our director upon the resignation of James Reskin ,  and Danxia Huang was appointed as our director on May 27, 2007. In addition, our executive officers were replaced by the PKU executive officers upon the closing of the reverse acquisition as indicated in more detail below.

Contemporaneous with the reverse acquisition of Cabowise, we also completed a private placement pursuant to which we issued and sold 13,333,334 shares of our common stock to certain accredited investors. In connection with this private placement, we paid the placement agent, Antaeus Capital, Inc., or Antaeus, a placement agency fee of $800,000 and we issued to Antaeus a seven-year warrant to purchase 2,083,333 shares of our common stock at an exercise price of $0.24. We also issued 104,167 shares of our common stock to Thelen Reid Brown Raysman & Steiner LLP for their legal services in connection with the share exchange and private placement transaction. As a result of this private placement, we raised approximately $3.2 million in gross proceeds, which left us with approximately $2.1million in net proceeds after the deduction of offering expenses in the amount of approximately $1.1 million. In connection with out private placement, our two largest shareholders, Weicheng International Inc. and Foster Growth Ltd. sold to the same investors a total of 28,333,333 shares of our common stock owned by them for a total consideration of $6.8 million. We did not receive the proceeds from the sale of these shares of common stock by Weicheng International Inc. and Foster Growth Ltd. A total of 41,770,834 shares of our common stock were issued or sold in connection with the private placement. We are under contractual obligation to register the shares of our common stock sold to the investors in this private placement as well as shares of common stock issued and issuable upon exercise of the warrant we issued to the placement agent in connection with this private placement within a pre-defined period.

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

Our Current Organizational Structure

The chart below illustrates our current corporate structure:

China TransInfo Technology Corp. (Nevada)
100%
100%
100%
100%
Cabowise International Ltd. (BVI)
Intra-Asia Entertainment Corporation (Delaware)
Intra-Asia Entertainment (China) Limited (Hong Kong)
Intra-Asia Entertainment (Asia-Pacific) Limited (Samoa)
60%
40%
Oriental Intra-Asia Entertainment (China) Limited (PRC)
95%
Beijing PKU Chinafront High Technology Co., Ltd. (PRC)
100%
100%
Beijing Tian Hao Ding Xin Science and Technology Co, Ltd. (PRC)
Beijing Zhangcheng Science and Technology Co, Ltd. (PRC)

Second Quarter Financial Performance Highlights

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
•      Net income was $0.85 million for the second quarter of 2007, an increase of 120.58% from the same period of last year.
•      Net margin (the ratio of net income to revenues, expressed as a percentage) was 52.93% for the second quarter of 2007, compared to 28.02% for the same period in 2006.
•      Fully diluted earnings per share was $ 0.06 for the second quarter of 2007.

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

All amounts in U.S. dollars, except percentages

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006

Revenues	$1,613,020	100%	$1,381,648	100%
Cost of sales	(606,773)	37.62%	(824,248)	59.66%

Gross Profit	1,006,247	62.38%	557,401	40.34%

Selling, general and administrative expenses	159,939	9.92%	199,307	14.43%

Operating Income	846,308	52.47%	358,094	25.92%

Other Income and (Expenses)
Interest income	20,055	1.24%	261	0.02%
Interest expenses	(4,243)	(0.26)%	(9,521)	(0.69)%
Minority interest	(211,380)	(13.1)%	(5,099)	(0.37)%
Decrease in fair value of warrant liability	187,499	11.62%	-	0.00%
Other income (expense)	100,817	6.25%	4,241	0.31%

Income before income taxes	939,056	58.22%	347,976	25.19%

Income taxes	85,212	5.28%	(39,118)	(2.83)%

Net income	853,844	52.93%	387,094	28.02%

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

As the table above indicates, the Digital City and Transportation sectors accounted for an aggregate approximately 80% and 85% of our sales for the three months ended June 30, 2007 and 2006, respectively. Sales in Land & Resources account for less than 20% of total sales over each of periods indicated above. In the future, management will continue to focus in the Chinese government sectors of Transportation, DigitalCity and Land & Resources. We intend to increase our marketing efforts in these areas and compete on larger and more lucrative projects in these growing markets. Although we anticipate potentially facing larger and greater capitalized competitors, we believe we will be able to compete effectively having established a record of performance in these markets, having developed good relationships with the various Chinese central, city and local governments. We believe that we have developed a good reputation with our clients and brand recognition for our products and services, and we are often invited to bid on a project or awarded a contract on a no-bid basis. Our success ratio when bidding on new contracts, was greater than 90% during each of the three month periods ended June 30, 2007 and 2006.

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

Net Income. Net income increased approximately $0.46 million, or 120.58% to approximately $0.85 million for the three months ended June 30, 2007 from approximately $0.39 million for the same period of 2006, as a result of the factors described above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table summarizes the results of our operations during the six-month periods ended June 30, 2007 and ended June 30, 2006, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2006 to the six-month period ended June 30, 2007.

All amounts in U.S. dollars, except percentages

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006

Revenues	$4,237,566	100%	2,680,222	100%
Cost of sales	2,368,208	55.89%	1,449,721	54.09%

Gross Profit	1,869,358	44.11%	1,230,501	45.91%

Selling, general and administrative expenses	437,934	10.33%	347,414	12.96%

Operating Income	1,431,424	33.78%	883,087	32.95%

Other Income and (Expenses)
Interest income	21,062	0.5%	512	0.02%
Interest expenses	(12,229)	(0.29)%	(13,751)	(0.51)%
Minority interest	(233,967)	(5.52)%	(5,099)	(0.19))%
Decrease in fair value of warrant liability	187,499	4.42%	-	0.00%
Other income (expense)	179,152	4.23%	39,926	1.49%

Income before income taxes	1,572,941	37.12%	904,675	33.75%

Income taxes	33,767	0.8%	(37,285)	(1.39)%

Net income	1,539,174	36.32%	941,960	35.14%

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

Administrative Expenses Our administrative expenses were $313,647 (7.4% of total sales) and $272,166 (10.15% of total sales) for the six months ended June 30, 2007 and 2006, respectively. The increase of administrative expenses was mainly attributable to the fact that during the first six months of 2007, we have significantly expanded the scale of our operations and there has been a corresponding increase in research & development expenses that increased as sales went up.

Income Taxes. For the six months ended June 30, 2006, we received an income tax benefit of $37,285 while for the same period in 2007, we incurred income tax expense of $33,767. All those tax expenses and benefits resulted from the operations of our subsidiary PKU.

Net Income. Net income increased approximately $0.69 million, or 80.26% to approximately $1.54 million for the six months ended June 30, 2007 from approximately $0.85 million for the same period of 2006, as a result of the factors described above.

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

As of June 30, 2007, the exchange rate between the RMB (¥) and the USD ($) was ¥ 1=$0.13150. The weighted-average rates of exchange between the RMB and the USD was ¥ 1=$0.12971 for the six-month ended June 30, 2007.  Total translation adjustment recognized as of June 30, 2007 is $459,516.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 " Accounting for Certain Investments in Debt and Equity Securities " applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, " Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

ITEM 6. EXHIBITS.

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

10.1
Real Property Purchase Agreement, dated June 2, 2007, between Mr. Zhao Li and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-QSB filed on August 16, 2007].

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

DATED: January 31, 2008

CHINA TRANSINFO TECHNOLOGY CORP.

By:	/s/ Shudong Xia
Shudong Xia Chief Executive Officer (Principal Executive Officer)

By:	/s/ Zhihai Mao
Zhihai Mao Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit umber	Description

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

10.1
Real Property Purchase Agreement, dated June 2, 2007, between Mr. Zhao Li and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-QSB filed on August 16, 2007].

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