Form 10QSB/A
period 2007-09-30
China TransInfo Technology Corp.
filed 2008-01-31
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB/A

AMENDMENT NO. 1
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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,601,107

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2007, originally filed on November 14, 2007 (the “Original Filing”), is being filed to report that we have restated our Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations and Comprehensive Income and Condensed Consolidated Statements of Cash Flows, and added our Condensed Consolidated Statements of Changes in Stockholders’ Equity. Our management determined, on December 5, 2007, that the original financial statements for the period in question should no longer be relied upon due to certain errors in such financial statements. We have stated our intention to amend our Quarterly Report for the quarterly period ended September 30, 2007 in our Current Report on Form 8-K/A , filed on January 28, 2008.

We revalued the fair value of the accrued warrant liability at $513,889 as of September 30, 2007 and recognized other income of $590,277 and $402,778 in decrease in fair value of warrant liability for the nine months and three months ended September 30, 2007, respectively. Consequently, the income recognitions were reflected in the liability and stockholders’ equity sections of the Condensed Consolidated Balance Sheet. The income recognitions were also reflected in the operating activities section of the Condensed Consolidated Statements of Cash flows.

The amount of net cash provided by investing activities was also restated on the Condensed Consolidated Statements of Cash Flows due to the adjustment of cash acquired from our reverse acquisition on May 14, 2007. Finally, we added our Condensed Consolidated Statements of Changes in Stockholders’ Equity to the condensed consolidated financial statements for the nine-month period ended September 30, 2007.

Accordingly, we have restated ITEM 1 Financial Statements and ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations in their entirety in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A.

No other information in the Original Filing has been amended or modified hereby. This Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and accordingly, we have not updated the disclosures contained herein to reflect events that occurred after the Original Filing.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet (Restated)	2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Restated)	4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	5

Unaudited Condensed Consolidated Statements of Cash Flows (Restated)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-20

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(RESTATED)

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(RESTATED)

September 30, 2007
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$176,541
Notes payable
Billings in excess of costs and estimated earnings on uncompleted contracts	328,877
Accrued warrant liability	513,889
Accrued expenses	447,831
Total current liabilities	1,467,138

Minority Interest	592,562

Stockholders' equity :
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized , 19,601,107 shares issued and outstanding	19,601
Additional paid-in capital	9,710,202
Retained earnings	7,067,010
Accumulated other comprehensive gain - translation adjustments	485,802

Total stockholders' equity	17,282,615

Total liabilities and stockholders' equity	$19,342,315

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
 OPERATIONS AND COMPREHENSIVE INCOME
 (RESTATED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$7,995,464	$4,491,025	$3,757,898	$1,810,803

Cost of revenues	4,077,979	1,682,798	1,709,771	233,077

Gross profit	3,917,485	2,808,227	2,048,127	1,577,726

Expenses:

Selling, general, and administrative expenses	796,289	654,264	358,359	306,850

Income from operations	3,121,196	2,153,963	1,689,768	1,270,876

Other income (expense):
Interest income	40,216	751	19,154	239
Interest expense	(13,858)	(21,547)	(1,629)	(7,796)
Minority interest	(326,590)	(1,388)	(92,623)	3,711
Decrease in fair value of warrant liability	590,277	-	402,778	-
Other income - net	222,711	46,986	43,559	7,060
Total other income (expense)	512,756	24,802	371,239	3,214

Net income before income taxes	3,633,952	2,178,765	2,061,007	1,274,090

Provision for income taxes	29,608	(120,981)	(4,159)	(83,696)

Net income	$3,604,344	$2,299,746	$2,065,166	$1,357,786

Weighted average shares of outstanding - basic	14,160,512	8,597,140	19,601,107	8,668,197
Weighted average shares of outstanding- diluted	14,299,401	8,597,140	19,878,885	8,668,197
Income per share -
basic	$0.25	$0.27	$0.11	$0.16
diluted	$0.25	$0.27	$0.10	$0.16

Comprehensive income
Net income	$3,604,344	$2,299,746	$2,065,166	$1,357,786
Translation adjustments	271,032	32,879	28,384	10,574
Comprehensive income	$3,875,376	$2,332,625	$2,093,550	$1,368,360

 The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Gain	Equity

Balance, January 1, 2007	-	$-	$2,416,000	$3,462,666	$214,770	$6,093,436

Conversion of convertible notes	12,769	13	26,802			26,815

Issuance of common shares for warrant converted cashlessly	239,023	239	(239)			-

Issuance of common shares to former directors	40,000	40	(40)			-

Cancelled 2,043,783 shares of common stock	(2,043,784)	(2,044)	2,044			-

Recapitalization on reverse acquisition	19,561,432	19,561	6,295,707			6,315,268

Issuance of common shares	1,777,778	1,778	3,198,222			3,200,000

Issuance of common shares for services in connection with reverse merger	13,889	14	(14)			-

Issuance of warrant for services in connection with reverse merger			(1,104,166)			(1,104,166)

Paid Transaction Cost debit to APIC			(1,447,361)			(1,447,361)

Effect of subsidiary equity transactions			323,247			323,247

Net income				3,604,344		3,604,344

Translation adjustments					271,032	271,032

Balance, September 30, 2007	19,601,107	$19,601	$9,710,202	$7,067,010	$485,802	$17,282,615

The accompanying notes are an integral part of the financial statements.

 CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(RESTATED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,604,344	$2,299,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	28,625	17,452
Minority interest	326,590	1,388
Revaluation of warrant liability	(590,277)	-
Changes in operating assets:
Deferred income tax expense (benefit)	29,608	(120,981)
Increase in accounts receivable	(1,397,906)	(1,544,430)
Increase in prepayment	(1,309,791)	(368,436)
Increase in other receivable	(251,711)	(233,333)
Increase in cost and estimated earnings in excess of billings on uncompleted contracts	(1,690,066)	(78,672)
Increase in other current assets	(55,299)	(22,173)
Increase (Decrease) in accounts payable	7,294	(2,615)
Increase (Decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(19,594)	483,080
Decrease in accrued expenses	(398,008)	(15,813)
Net cash provided by (used in) operating activities	(1,716,191)	415,213

Cash flows from investing activities:
Cash acquired from reverse acquisition	9,199,660	-
(Increase) Decrease in loan to others	(1,947,070)	269,957
Payment of cash to the shareholders of the accounting acquirer	(2,000,000)	-
(Increase) Decreae in other assets - deposits	11,924	(89,288)
Purchases of property and equipment	(823,692)	78,646
Net cash provided by (used in) investing activities	4,440,822	259,315

Cash flows from financing activities:
Proceeds from (payments of) short-term borrowings	(653,200)	124,980
Merger costs to be charged directly to equity	(1,447,361)	-
Proceeds from issuing shares	3,200,000	-
Net cash provided by financing activities	1,099,439	124,980

Effect of foreign currency exchange translation	39,354	(145,828)

Net increase (decrease) in cash	3,863,424	653,680

Cash - beginning	1,321,164	149,691
Cash - ending	$5,184,588	$803,371

Supplemental disclosures:
Interest paid	$13,858	$21,547
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

We had an obligation to increase the ownership interest in PKU held by our subsidiary, Oriental Intra-Asia, from 85% to 95% pursuant to a securities purchase agreement that we entered into with certain investors in the private placement transaction that was consummated on May 14, 2007. On July 6, 2007, to satisfy this contractual obligation, we authorized Beijing Tiandi Zuobiao Technology Co., Ltd. (“Beijing Tiandi”), to act as our administrative agent and nominee to effectuate the required registered capital increase on our behalf and to make necessary governmental filings for and obtain permits and licenses in connection with the increased capital contribution. Our subsidiary, Oriental Intra-Asia, entered into an entrust agreement (the “Entrust Agreement”), with Beijing Tiandi and PKU to govern the agent/nominee relationship. Oriental Intra-Asia contributed RMB 40 million to the capital of PKU by making a RMB 40 million payment to Beijing Tiandi, as nominee under the Entrust Agreement, who in turn immediately contributed such capital to PKU. This payment (i) increased the contribution to PKU’s registered capital made by or on the behalf of Oriental Intra-Asia from RMB 17 million (approximately $2.3 million) to RMB 57 million (approximately $7.6 million), (ii) satisfied Oriental Intra-Asia’s contractual obligation to increase its beneficial ownership in PKU to 95% and (iii) resulted in Beijing Tiandi holding of record approximately 67% of the ownership interests of PKU (subject to the Entrust Agreement).

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The required approvals having been obtained and the capital contribution completed by Beijing Tiandi on Oriental Intra-Asia’s behalf, on November 8, 2007, Oriental Intra-Asia exercised its rights under the Entrust Agreement to cause Beijing Tiandi to transfer Beijing Tiandi’s 67% record ownership interests in PKU to Oriental Intra-Asia and both parties, together with PKU, verbally agreed to such transfer. Following such transfer, Oriental Intra-Asia will hold such interests directly instead of through Beijing Tiandi, as a nominee. We have been informed by the Beijing Administration of Industry and Commerce that the transfer will be approved and a new business license for PKU will be issued. The new business license for PKU was granted on November 9, 2007.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The costs and estimated earnings on uncompleted contracts were as follows:

September 30,
2007
(Unaudited)

Costs incurred on uncompleted contracts	$4,734,760
Estimated earnings on uncompleted contracts	6,058,765

10,793,525
Less: billings to date	8,746,708

Total	$2,046,817

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

“Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. It was determined that the Company's warrants qualify for accounting treatment under EITF 00-19, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock ". Under the terms of the warrant agreements, if the Company fails to deliver the required number of Warrant Shares, the Company will be obligated to pay cash to settle the warrant claims. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of the warrants are presented on the accompanying consolidated balance sheet as “Accrued Warrant Liability” and the changes in the values of these warrants are shown in the accompanying consolidated statement of operations as “Decrease in fair value of warrants liability.” Such gains and losses are non-operating and have no effect on cash flows from operating activities.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

7.	SHARE-BASED PAYMENTS (Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. The Company issued warrants, in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger related services on May 14, 2007, with an exercise price of $1.80 per share. These warrants will expire on May 13, 2014 pursuant to the common stock purchase warrant agreement. The Company used the Black-Scholes option pricing model to determine the fair value of the stock warrants on May 14, 2007, the date of grant and on September 30, 2007. On May 14, 2007 and September 30, 2007, the fair values of the warrants were at $3.97 and $1.85 per share, respectively, resulting in a share-based compensation totaling $1,104,166 and $513,889.

Assumptions

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	May 14, 2007	September 30, 2007
Expected volatility	2.03%	2.64%
Weighted average volatility	2.03%	2.64%
Expected life (years)	7	6.62
Risk free interest rate	4.60%	4.38%

The expected volatilities are based on the historical volatility of the Company’s stock. The observations were made in a 52-week period. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

A summary of stock warrants for the nine months ended September 30, 2007 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2007	436,187	$2.63	30.77		$—
Granted	277,778	1.80	—		—
Exercised or converted	(239,023)	2.63	—		—
Forfeited or expired	(197,164)	2.63	—		—
Outstanding at September 30, 2007	277,778	1.80	79.50	$

Exercisable at September 30, 2007	277,778	$1.80	79.50		$—

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

8.	EQUITY TRANSACTIONS

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

Effect of subsidiary equity transactions was calculated under the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The amount of $ 323,247 represents the difference between the Company’s book value investment in PKU immediately prior to the transaction and its book value investment in PKU immediately following the transaction.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Operating Leases—The Company leases its facility from a former shareholder under an operating lease agreement which expires on December 1, 2008. The base monthly rent is approximately $8,000 per month. Rental expense under this lease agreement amounted to approximately $72,000 for the nine months ended September 30, 2007.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

14.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at September 30, 2007 was as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at January 1, 2007	$214,770	$214,770
Change for nine months ended September 30, 2007 (Unaudited)	271,032	271,032

Balance at September 30, 2007 (Unaudited)	$485,802	485,802

15.	SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

Nine Months Ended September 30, 2007
Non-cash Transactions	(Unaudited)

Common stock	$13
Additional paid-in capital	26,802
Convertible notes	(21,000)
Accrued interest	(5,815)

16.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the Condensed Consolidated Balance Sheet, the Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows, and added the Condensed Consolidated Statements of Changes in Stockholders’ Equity:

With respect to the issue of net-cash settle the warrants in the event of non-delivery of shares within a specified time period after exercise, the Company re-valued the fair value of the accrued warrant liability at $513,889 and recognized other income of $590,277 and $402,778 in decrease in fair value of warrant liability for the nine months and three months ended September 30, 2007, respectively. Consequently, the income recognitions were reflected in the liability and stockholders’ equity sections of the Condensed Consolidated Balance Sheet. The income recognitions were also reflected in the operating activities section of the Condensed Consolidated Statements of Cash Flows.

The amount of net cash provided by investing activities was also restated on the Condensed Consolidated Statements of Cash Flows due to the adjustment of cash acquired from reverse acquisition.

The Company added the Condensed Consolidated Statements of Changes in Stockholders’ Equity to the condensed consolidated financial statements for the nine-month period ended September 30, 2007.

The table below discloses the restatement by financial statement line items:

	As Previously Reported	Changes	As Restated
As of September 30, 2007:
Accrued warrant liability	$1,104,166	$(590,277)	$513,889
Total current liabilities	2,057,415	(590,277)	1,467,138
Retained earnings	6,476,733	590,277	7,067,010
Total stockholders' equity	16,692,338	590,277	17,282,615

For the nine-month period ended September 30, 2007:
Selling, general, and administrative expenses	796,285	4	796,289
Decrease in fair value of warrant liability	-	590,277	590,277
Net income before income taxes	3,043,679	590,273	3,633,952
Net income	3,014,071	590,273	3,604,344
Income per share -basic	0.21	0.04	0.25
Income per share -diluted	0.21	0.04	0.25
Comprehensive income	3,285,103	590,273	3,875,376
Decrease in accrued expenses	(1,457,006)	1,058,998	(398,008)
Net cash provided by (used in) operating activities	(2,775,185)	1,058,994	(1,716,191)
Cash acquired from reverse acquisition	1,321,164	7,878,496	9,199,660
Net cash provided by (used in) investing activities	(3,437,674)	7,878,496	4,440,822
Net increase (decrease) in cash	(5,074,066)	8,937,490	3,863,424
Cash - beginning	10,258,654	(8,937,490)	1,321,164

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

Certain Terms

In this report, unless indicated otherwise, references to:

·	“China TransInfo,” “the Company,” “we,” “us,” or “our” refer to the combined business of all of the entities that form our consolidated business enterprise;

·	“China,” “Chinese” and “PRC” refer to the People’s Republic of China;

·	“BVI” refer to the British Virgin Islands;

·	“SEC” refer to the United States Securities and Exchange Commission;

·	“Securities Act” refer to the Securities Act of 1933, as amended;

·	“Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

·	“RMB” refer to Renminbi, the legal currency of China; and

·	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

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
100%
100%
Beijing Tian Hao Ding Xin Science and Technology Co, Ltd. (PRC)
Beijing Zhangcheng Science and Technology Co, Ltd. (PRC)

Recent Developments

We had an obligation to increase the ownership interest in PKU held by our subsidiary, Oriental Intra-Asia Entertainment (China) Limited, or Oriental Intra-Asia, from 85% to 95% pursuant to a securities purchase agreement that we entered into with certain investors in the private placement transaction that was consummated on May 14, 2007. On November 9, 2007, PKU completed the legal registration procedure of increasing registered capital contributed by Oriental Intra-Asia and obtained the approval of the Beijing Administration of Industry and Commerce. A new business license was issued to PKU at the same time. Currently, Oriental Intra-Asia has 95% ownership of PKU.

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

The following are some financial highlights for the third quarter of 2007:

•	Revenues: Our revenues were approximately $3.76 million for the third quarter of 2007, an increase of 107.53% from the same quarter of last year.

•	Gross Margin: Gross margin was 54.50% for the third quarter of 2007, as compared to 87.13% for the same period in 2006.

•	Operating Profit: Operating profit was approximately $1.69 million for the third quarter of 2007, an increase from approximately $1.27 million of the same period last year.

•	Net Income: Net income was approximately $2.07 million for the third quarter of 2007, an increase of 52.10% from the same period of last year.

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

All amounts in thousands of U.S. dollars, except percentages

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006

Revenues	3,757,898	100%	1,810,803	100%
Cost of sales	(1,709,771)	45.5%	(233,077)	12.87%

Gross Profit	2,048,127	54.5%	1,577,726	87.13%

Selling, general and administrative expenses	358,359	9.54%	306,850	16.95%

Operating Income	1,689,768	44.97%	1,270,876	70.18%

Other Income and (Expenses)
Interest income	19,154	0.51%	239	0.01%
Interest expenses	(1,629)	(0.04)%	(7,796)	(0.43)%
Minority interest	(92,623)	(2.46)%	3,711	0.20%
Decrease in fair value of warrant liability	402,778	10.72%	-	0.00%
Other income (expense)	43,559	1.16%	7,060	0.39%

Income before income taxes	2,061,007	54.84%	1,274,090	70.36%

Income taxes	(4,159)	(0.11)%	(83,696)	(4.62)%

Net income	2,065,166	54.96%	1,357,786	74.98%

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

Income Taxes. Our Chinese subsidiaries enjoy certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and its implementing rules. Accordingly, our Chinese subsidiaries have been entitled to tax concessions whereby the profit for its first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities. However, on March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which take effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. We are expecting that the measures to implement the grandfather period will be enacted by the Chinese government in the coming months and will assess what the impact of the new regulations are at that time. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise”. If the PRC tax authorities subsequently determine that China TransInfo Technology Corp. should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

For the three months ended September 30, 2006, we received income tax benefit of $83,696, while for the same period in 2007 we received an income tax benefit of $4,159. All tax expenses and benefits resulted from the operations of our subsidiary PKU. Differences between Chinese Tax laws and U.S. Generally Accepted Accounting Principles, or GAAP, caused different accounting treatments for our intangible assets. Amortization of our intangible assets also created income tax benefits based on U.S. GAAP. Chinese Tax laws permit net operating losses to be used to reduce taxable income in future years. The income tax benefit (negative tax expense) of a net operating loss is recognized in the year when the operating loss occurs. The income tax benefit is calculated by multiplying the operating loss in the year with the applicable tax rate. For the three months ended September 30, 2007, we reported a net operating loss for tax purposes and such loss created an income tax benefit in an amount of $4,159.

Net Income. Net income increased approximately  $0.71 million, or 52.10% to approximately  $2.07 million for the three months ended September 30, 2007, from approximately $1.36 million for the same period of 2006, primarily as a result of the increase in sales during the period.

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

	Nine Months Ended September 30, 2007	Percentage of Total Revenues	Nine Months Ended September 30, 2006	Percentage of Total Revenues
Transportation	$3,180,444	39.78%	$1,400,851	31.19%
Digital City	3,666,820	45.86%	2,502,896	55.73%
Land & Resources	1,034,511	12.94%	495,185	11.03%
Other	113,690	1.42%	92,094	2.05%
Total	$7,995,464	100%	$4,491,025	100%

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

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Salary	$565,361	$277,647
Hardware	3,107,863	1,149,052
Software licenses	82,054	44,802
Outsourcing	136,138	133,491
Others	186,612	77,807
Total	$4,077,979	$1,682,798

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

Administrative Expenses. Our administrative expenses were $630,784 (7.9% of total sales) and $527,039 (11.7% of total sales) for the nine months ended September 30, 2007 and 2006, respectively. The increase of administrative expenses was mainly attributable to the increase of professional services related to the company having become a public company in May 2007.

Income Taxes. Our Chinese subsidiary, PKU, is subject to Chinese enterprises income tax, or EIT, at a rate of 33% of the assessable profits. As approved by the local tax authority in the PRC, PKU is entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year. As of September 30, 2007, PKU had net operating loss carry forwards for Chinese income tax purposes of approximately $2,031,000. We believe that the first cumulative profit-making year of PKU will be in the fiscal year 2009. For the nine months ended September 30, 2006, we received income tax benefit of $120,981 while for the same period in 2007, we incurred an income tax expense of $29,608. All those tax expenses and benefits resulted from the operations of our subsidiary PKU.

Net Income. Net income increased approximately $1.30 million, or 56.5% to approximately $3.60 million for the nine months ended September 30, 2007 from approximately $2.3 million for the same period of 2006, as a result of the factors described above.

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

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amends SFAS 87, 88, 106, and 132R, and requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. SFAS 158 is not applicable to the Company, as it does not have a defined benefit pension plan.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, " Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

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

DATED: January 30, 2008

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