Form 10KSB
period 2007-12-31
China TransInfo Technology Corp.
filed 2008-03-18
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-51792

CHINA TRANSINFO TECHNOLOGY CORP.
(Name of Small Business Issuer in Its Charter)

Nevada	87-0616524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China 100086
(Address of Principal Executive Offices) (Zip Code)

(+86) 10-82671299
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s combined revenues for its most recent fiscal year are $11,864,629.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 4, 2008 is approximately $47.1 million. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's common stock as of March 13, 2008 is 19,601,107.

Documents incorporated by reference: NONE.

CHINA TRANSINFO TECHNOLOGY CORP.
FORM 10-KSB
For the Fiscal Year Ended December 31, 2007

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-KSB, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

USE OF CERTAIN DEFINED TERMS

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

We were originally incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed bison. In about March 2003, R & R Ranching Inc. sold its bison to Blue Sky Bison Ranch, Ltd.

On December 10, 2003, we executed an agreement and plan of reorganization, or the Intra-Asia Agreement, with Intra-Asia Entertainment Corporation, a Delaware corporation, or Intra-Asia Delaware, whereby Intra-Asia Delaware became our wholly-owned subsidiary and we amended our articles of incorporation to change our name to “Intra-Asia Entertainment Corporation.” At the time of the acquisition, Intra-Asia Delaware held an 85% equity interest in Weifang Fuhua Amusement Park Co., Ltd., or Fuhua, a Chinese joint venture organized in 1991 that held an equity interest in the Weifang Fuhua Amusement Park.

On January 31, 2006, Intra-Asia Delaware entered into a share purchase agreement, or the Beijing Purchase Agreement, with Beijing Maidashi Investment Co., Ltd., or Beijing Maidashi, a Chinese corporation, pursuant to which it sold all of its shares of Fuhua. Under the Beijing Purchase Agreement, Beijing Maidashi took over all of Intra-Asia Delaware’s rights and liabilities in Fuhua. Thereafter in the first half of 2006, Intra-Asia Delaware completed the sale of its eighty-five percent (85%) interest in Fuhua by entering into a supplementary agreement with Beijing Maidashi.

Reverse Acquisition and Private Placement

Following the closing of the Beijing Purchase Agreement, we did not engage in active business operations until we acquired Beijing PKU Chinafront High Technology Co., Ltd., or PKU, on May 14, 2007 when we completed a reverse acquisition transaction with Cabowise International Ltd., or Cabowise, a BVI company. On May 14, 2007, we issued to the shareholders of Cabowise 10,841,492 shares of our common stock in exchange for all of the issued and outstanding capital stock of Cabowise. Cabowise thereby became our wholly-owned subsidiary and the former shareholders of Cabowise became our controlling stockholders. On the same day, our indirect Chinese subsidiary Oriental Intra-Asia Entertainment (China) Limited, or Oriental Intra-Asia, acquired eighty-five percent (85%) equity interest in PKU. On November 9, 2007, PKU completed the legal registration procedure of increasing registered capital contributed by Oriental Intra-Asia and obtained the approval of the Beijing Administration of Industry and Commerce. A new business license was issued to PKU at the same time. Currently Oriental Intra-Asia has 95% ownership of PKU and Peking University owns the remaining 5%.

Contemporaneous with the reverse acquisition of Cabowise, we also completed a private placement pursuant to which we issued and sold 1,777,778 shares of our common stock to certain accredited investors for a cash price of $1.80 per share. In connection with this private placement, we paid the placement agent, Antaeus Capital, Inc., or Antaeus, a placement agency fee of $800,000 and we issued to Antaeus a seven-year warrant to purchase 277,778 shares of our common stock at an exercise price of $1.80. We also issued 13,889 shares of our common stock (approximately $25,000) to Thelen Reid Brown Raysman & Steiner LLP for their legal services in connection with the reverse acquisition and private placement transaction. As a result of this private placement, we raised approximately $3.2 million in gross proceeds, which left us with approximately $1.8 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.4 million. In connection with the private placement, our two former largest shareholders, Weicheng International Inc. and Foster Growth Ltd. sold to the same investors a total of 3,777,778 shares of our common stock owned by them for a consideration of approximately $6.8 million. We did not receive the proceeds from the sale of these shares of common stock by Weicheng International Inc. and Foster Growth Ltd.

On May 14, 2007, our stockholders Karmen Investment Holdings Ltd. and Leguna Verde Investments Ltd. placed a total of 3,888,890 shares of our common stock held by them into an escrow account to secure the make good obligations described below on behalf of the investors in the private placement, pursuant to a make good escrow agreement, or the Make Good Agreement, entered into among us, Karmen Investment Holdings Ltd., Leguna Verde Investments Ltd., Securities Transfer Corporation, the escrow agent, and the investors. Under the Make Good Agreement, Karmen Investment Holdings Ltd. and Leguna Verde Investments Ltd., agreed that: (i) in the event that our consolidated financial statements reflect less than $4,000,000 of after-tax income for the fiscal year ending December 31, 2007, they will transfer to the investors, on a pro rata basis, for no additional consideration, 1,944,445 shares of our common stock owned by them; and (ii) in the event that our consolidated financial statements reflect less than $8,000,000 of after-tax net income or fully diluted earnings per share of $0.3675 (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions) for the fiscal year ending December 31, 2008, they will transfer to the investors, on a pro rata basis, for no additional consideration, 1,944,445 shares of our common stock owned by them.

On August 20, 2007, we amended our articles of incorporation and changed our name to China TransInfo Technology Corp. to more accurately reflect our current business operations. In connection with the name change, on August 20, 2007, we completed a 1-for-7.5 reverse stock split of our common stock which reduced our issued and outstanding common shares from 147,008,332 to 19,601,107 shares.

Business Overview

General

We are a holding company that only operates through our indirect, majority-owned Chinese subsidiary PKU. PKU was established with the approval of Haidian Branch of Beijing Municipal Administration of Industry and Commerce on October 30, 2000. PKU’s main business is software and other technology development, consulting, software and technology licensing, and systems integration. Through PKU, we are a total solutions provider of Geography Information Systems, or GIS, application software and services. PKU provides its products and services to various segments of the Chinese government, including the Transportation, Digital City and Land & Resources departments.

PKU’s History

Headquartered in Beijing, China, PKU is a software and total information technology, or IT, solutions provider for GIS application software and services in China. PKU offers a full range of GIS software applications and self-developed GIS applicable software products applicable for 2-dimensional and 3-dimensional GIS system models. PKU also provides professional IT services including, risk analysis, systems integration, data monitoring, training and technical support, thereby providing a complete GIS solution to customers. PKU serves the government sector of the GIS market in China with an emphasis on the following three major GIS initiatives by the Chinese government: (i) Transportation; (ii) Digital City; and (iii) Land & Resources.

PKU has successfully been able to leverage the marketability and resources offered by its strategic partner and investor, Peking University. Peking University is one of the oldest and most respected universities in China. The Times Higher Education Supplement (THES) - QS. World University Rankings 2006 rated Peking University as the best university in Asia and the 14th best in the world. PKU’s affiliation with Peking University helps create brand awareness for its products and services and also provides access to the university’s GeoGIS Research Laboratory, which houses over 30 PhDs and researchers to support PKU’s research and development initiatives.

PKU has two wholly owned PRC subsidiaries, Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., or Beijing Tian Hao, and Beijing Zhangchen Science and Technology Co., Ltd., or Beijing Zhangcheng. Beijing Tian Hao was set up on December 31, 2005 with registered capital of RMB 5 million in the form of intellectual property. Beijing Tian Hao is engaged in the business of GIS application research and development. Beijing Zhangcheng was established on October 12, 2007 with registered capital of RMB 10 million. Beijing Zhangcheng is engaged in the business of GIS application development for real time traffic information reporting.

Our Business Model

Our business model is a combination of software product development, deployment and IT consulting services and support. The types of products and services that we provide are customer driven and application specific. Although we offer many “off the shelf” software solutions to our customers, our value added services and support enable us to provide more client-specific solutions to fit our customers’ needs.

We believe that by combining “off the shelf” software products with the ability to create and customize our software applications to cater to a particular customer’s specific needs creates a deeper and more substantial relationship with our customers that may result in recurring revenues.

The diagram below illustrates the Company’s business model:

Description:

Pre-sale to customers based on the Company’s prior experience in the customer’s industry

Detailed requirements and contract

-a Deliver GIS Application Software System (with necessary hardware)

-b Provide Customer Report, User’s Manual and Training

Procurement of necessary hardware and/or GIS platform software

Delivery of hardware and/or software

Our Current Organizational Structure

The chart below illustrates our current corporate structure:

Our Industry

The GIS History

"A geographic information system (GIS) is a computer-based tool for mapping and analyzing things that exist and events that happen on earth. GIS technology integrates common database operations such as query and statistical analysis with the unique visualization and geographic analysis benefits offered by maps." - Environmental Science Research Institute

A simple description of GIS is that it is a high-tech equivalent of a map. The GIS industry first began around 1960, with the discovery of computer cartography, an early version of GIS whereby maps could be programmed into a computer and stored for future use and modification. Prior to this discovery, maps had to be created by hand and even the slightest changes would require the creation of a new map.

Since that time, the global GIS industry has seen tremendous growth, exceeding $10 billion in total output value in 2006 (China Center for Information Industry Development, 2006-2007 Annual Report on Investment Opportunities in China's GIS Industry, or “CCIDNET Report”). The total annual output of GIS industry in China by 2010 is estimated to exceed $11 billion (China Center for Information Industry Development, 2007 Research Report on China’s GIS Industry). Although most GIS are associated with maps, the capabilities of GIS have also grown tremendously. Mapping tools and programs are only one type of use of the geographic data in a GIS and only one type of product that can be created from a GIS. Utilizing the spatial and statistical methods associated with GIS to analyze geographic information, GIS has expanded into a variety of disciplines and has been used to solve a wide range of problems from determining and protecting the habitats of endangered species to determining the most opportune real estate locations for growing businesses.

Components of GIS

There are four basic components of a GIS: hardware, software, data and people. All are equally important and work hand in hand in developing a GIS.

Hardware. Aside from the basic workstation that is required to run GIS software and analyze collected data, the workstation also serves as a hub for some other types of hardware add-ons that are often used out in the field. The use of digitizers and web-enabled handheld GIS data loggers have become more widely used for collecting information in the field.

Software. There are two primary types of software developed and used in GIS: Component GIS software and GIS Application software. Component GIS software is used to build software applications that have a specific purpose or solve a specific need and is therefore limited in scope. GIS Application software, is essential for creating, editing and analyzing spatial and attribute data and may contain a myriad of GIS functions, that may be periodically upgraded or add-on software that can be developed to extend the capabilities of a GIS software package.

Data. The core of any GIS is data and there are two primary types of data that are used in GIS: GeoDatabase, which is a database that is in some way referenced to locations on the earth, and Attributes, which are generally defined as additional information, which can then be tied to spatial data.

People. Probably the most important part in the development of any type of software is the need for well-trained people. In this case, well educated and knowledgeable computer programmers are experienced in spatial analysis and skilled in using GIS software.

Overview of the Global GIS Industry

As an emerging technology, with the rapid development of computer software and hardware technologies and communications technology, GIS is growing mature abroad, widely applied in government affairs, military, commerce, and all aspects of people's lives, and GIS is quickly becoming an increasingly strong industry.

Software comprised over one-half of total revenue, with revenues from GIS software vendors reaching $1.5 billion. Leading the market in software revenues are Environmental Systems Research Institute, Inc. or ESRI, Bentley Systems, Incorporated and Intergraph Corporation. Collectively, the three companies accounted for about half of the industry’s total software revenues. Other software leaders include Autodesk, Inc., Leica Geosystems, GE Energy, MapInfo, MacDonald Dettwiler, SICAD Geomatics, and LogicaCMG. (Daratech, Inc. - GIS/Geospatial Markets & Opportunities 2006)

Major Sectors of the Global GIS Industry

There are three major sectors that the global GIS industry serves: (i) public sector, (ii) regulated sector; and (iii) private sector.

Public Sector

According to Daratech, public sector spending on GIS software would surpass the regulated sector for the first time in 2006 and has a 39% share of the overall market. The growth of the public sector has averaged 15% per year over the past few years and we believe that it will continue to grow at that rate. In the United States, federal, state and local governments comprise the main segments within the public sector.

In the United States, the biggest consumers of GIS products and services have always been federal governments. Although federal governments were early adopters of GIS, they have recently been moving towards shifting these responsibilities to the state and local levels. Daratech’s estimates indicate that public sector revenues of $531 million accounted for 37% of GIS/Geospatial software revenues in 2004. Of the public sector revenues, state and local governments accounted for 67%, while 33% was from federal governments.

Regulated Sector

The regulated sector, which is comprised of various industries such as utilities, telecommunications, transportation and education, accounts for 38% of the GIS market according to Daratech. In this sector, utilities account for nearly half of total regulated sector GIS software revenues, while telecommunications and transportation accounted for most of the other half.

Private Sector

While the public and regulated sectors have been historically the biggest customers of GIS products, the private sector has been slow to develop. This is mainly because in the past, developing and designing GIS for private end users has been cost prohibitive. However, with the increase in computer processing speeds, expanded storage capabilities, and lower technology costs, the private sector is fast becoming a market for GIS products and services. In this sector, two major factors, GPS (Global Positioning Systems) and LBS (Location Based Services) are being driven by the wireless mobile market.

GIS in Europe

Europeans are moving quickly into GPS and LBS along with GIS products and services. This is as a result of e-government initiatives and other government initiatives.

GIS in the United States

In the United States, homeland security and other federal government-sponsored e-government projects have most recently fueled the interest in GIS.

GIS in Korea

Korea’s GIS market has been growing steadily with the total size of the GIS market in 2001 at $363.1 million and an estimated annual growth rate of 30% per year. The Korean government considers road infrastructure, land management information and intelligent transportation systems (ITS) as the most urgent areas for GIS implementation. GIS will play a central role in the Korean government’s environmental monitoring and land management programs. (ExportAmerica Magazine)

Overview of China’s GIS Industry

The GIS industry in China has changed dramatically since its first introduction into the country in the late 1970s. At that time, GIS was primarily used for research-oriented projects and studies; however, many GIS end users could not make effective use of the systems, partly because there was a lack of trained experts available.

As the country entered the 1990s, China’s open-door policy and attitude towards modernization encouraged the development of more specialized, industry specific and productivity-enhancing GIS applications. The demand for GIS in China increased as the needs in urban planning, land and resource survey and environmental analysis increased. The environmental uses included the need to plan and properly use the various resources of the country while determining the proper protection for the environment. At the same time, the government needed to plan for the developing economy and the rising living standards of the general population. Advances in technology made GIS easier to use and more affordable and as a result, GIS activities in China began to grow and both the government and private sectors began to use GIS for their daily work, strategic planning, and public use. (Photogrammetric Engineering & Remote Sensing, April 2002, “Development of Geographic Information Systems (GIS) in China: An Overview” and “A Tentative View on GIS Software Development in China”)

In the early days of GIS in China, most of the GIS software products available were imported. As the use of GIS became more widespread, “Made in China” GIS products became more prevalent, mainly because they were less expensive than similar products that were imported.

In the late 1990’s, China-made GIS software had made an impact on the Chinese GIS market. The development of China-made GIS software was listed as one of the most important IT initiatives by the central government. The GIS industry was growing rapidly in the country and the Chinese government wanted to ensure that China was not left out of the potentially enormous GIS market where international, or “foreign” software is still dominant. Under the government policy, by the end of the 9th 5-Year Plan (i.e., the National Economic Development Plan 1995-2000), domestic GIS software sales had accounted for nearly 30% of total market share in China. With the increase use of domestic GIS software, the GIS industry in China began to boom, growing by a multiple of 10 from the early 1990s to the turn of the century. The rapid growth of the GIS industry in China led to many non-technical issues that have become critical to its development, such as data sharing, technical training and research and development. The Chinese government became increasingly concerned over the development of the GIS industry in China and encouraged many universities to open GIS programs.

In 2006, the Chinese government announced the details of the country’s National Economic Development Plan for the year of 2006-2010, otherwise known as the country’s 11th 5-year Plan. In that plan, the Chinese government had outlined its plans for further expanding the governments IT spending and gave specific guidance on the most pressing issues and initiatives for the country over the next five years. Although IT spending as a whole has been allocated a significant amount of funding, a large portion of the IT that has been budgeted is in the area of GIS. According to the Chinese government’s 11th 5-year Plan, the Chinese government is estimated to spend approximately RMB50 billion, RMB12-18 billion and RMB21 billion on IT spending in the segments of Transportation, Digital City and Land & Resources, respectively.

Despite its short history, the development of “Made in China” GIS software is quickly becoming a major area of growth in China with a compounded annual growth rate of over 50% per year over the last ten years, which growth is anticipated to continue over the next five years.

Our Business Strategy and the Markets that We Serve

General

Our mission is to be a global leader in GIS application software technology by creating and promoting “Made in China” software applications and services internationally. As seen in the schematic below, we have positioned ourselves to focus on being a GIS applications software producer and a GIS applications total solutions service provider. We are also a GIS platform software provider and GIS data management services provider. Below is a brief description of each category:

GIS Application Software and Services

GIS application software is essential for creating, editing and analyzing spatial and attribute data and may contain a host of GIS functions, that may be periodically upgraded or add-on software that can be developed to extend the capabilities of a GIS software package. As a total solutions provider, we integrate software, data and support services to help our customers realize a greater benefit from the GIS applications that we develop.

In the GIS application software and services segment, we believe that local Chinese GIS companies have a competitive advantage over foreign competitors, although the types and kinds of competitors differ according to the industries that they serve. Therefore, it is in this segment where the Company is seeing a lot of local competitors. Some of the competitors in this segment include: UNIS, ZhongDi, MapGIS, Lingtu, and SmartGPS. Although there are many competitors in this segment, many of them only focus on certain industries while others are not focused on any particular industry.

GIS Platform Software Provider

In addition to creating applications software based on platform GIS software programs such as ArcGiS; platform software is used to create applications, similar to the DOS operating system for Microsoft. We license this software so that we may create applications for customers that have these platforms in place. Although the Company competes as a platform software provider, the Company sees much more foreign competition from industry giants , such as ESRI, Intergraph, and MapInfo. Foreign companies currently hold over 80% of the market share in China in this segment.

GIS Data Management Services

The Company’s GIS data management service provides its customers with custom business solutions and tools to retrieve, organize, and analyze GIS information that is critical to the customer’s operations. The Company monitors GIS data on behalf of its clients and offers its customers ways to connect and interpolate valuable data.

We believe that this segment of the GIS market is expanding at a very high growth rate with the majority of competitors being local GIS companies, such as Lingtu, Navinfo, and Autonavi. There has been a significant amount of venture capital investment into this segment so we anticipate the market will be more competitive in the future.

The Markets for Our Products and Services

The Company has been marketing and selling its products and services to three main submarkets within the government and regulated sectors in China. Those segments are Transportation, Digital City and Land & Resources. Having built a customer base over the years, the Company’s strategy is to not only deliver high quality products, but also to provide ongoing monitoring services so as to take advantage of any maintenance requirements or technology upgrades that may become necessary in the future. The Company has and continues to penetrate these submarkets and believes it can take advantage of its experience by widening its scope of products and services to include data collection and application service operation.

Transportation

The expected compound annual growth rate of IT spending in the Chinese transportation industry will be at about 15% in the next few years. According to China’s 11th 5-year Plan, the investment in Yangtze River IT construction will by approximately RMB50 billion (approximately $6.4 billion), and it is expected that more funds will be spent on nationwide highway IT construction projects. As a basic IT application platform, GIS should enjoy a large market in the future years, which we expect will result in stronger demand for our products and services.

The Company has developed platform software technologies for the transportation sector, such as the Communication Planning System, which is used as the interface by the national government for traffic statistics and as an information bulletin system. The Company focuses on submarket, traffic information system with data, statistic standard and interface of the national system. There is no current industry competitor in the market.

Digital City

Digital City is a Chinese government initiative to build out the IT infrastructure of the entire country by building broadband and wireless networks in every city in China. According to China’s 11th 5-year Plan, investment in Digital City is estimated to be about RMB25 million (approximately $3.2 million) per city. The total market size can be worth up to RMB15 billion (approximately $1.9 billion) for all 600 cities in China. We have developed our e-government platform, which is a decision-making system for city sanitation emergencies.

Land & Resources

The average IT spending in city geography and land resources assessment, including disaster forecasting, for each city in China is about RMB 60 million (approximately $7.8 million). In China’s 11th 5-year Plan, there are about 100 cities planning to complete GIS construction, which will lead to a RMB6 billion (approximately, $780 million) market in China. Land resources assessment systems cover planning, analysis, statistics and construction management for mineral resources. The market size is estimated at about RMB15 billion (approximately $1.9 billion).

The Company has done an extensive amount of business in the land & resources sector, having developed a city geological information analysis system that provides tools to analyze the geological environment based on the integration of a variety of geological information, such as determining the underground structure for city planning and construction. In addition, the Company has also created a disaster forecast system and a mineral resources assessment system that provides a platform to assess the reserves and then help to make decisions regarding the development of the mineral resources by setting up assessment models of mineral resources.

Our Products and Services

Our core business is developing GIS application software and services utilizing our proprietary software products and technologies. We also engage in system integration services and work on IT system projects for our clients as part of a total solution for these clients. When providing services to customers for GIS application software, our customers often require us to purchase necessary hardware and provide system integration for them.

Software Products

The following is a list and brief description of the GIS software products that we have developed for specific GIS industry segments:

•
JTL Web V1.0 - a product that can be used for transportation flow statistical analyzing and information publishing. It consists of three parts: data collection, data statistical analysis and data publishing. The data collection system collects transportation flow data by sensors or other automatic devices, and sends the data to a data center. The data statistical analysis system makes the data statistical analysis, and saves the data in the result database. The data publishing system reads the result data, and publishes the result to the public via GIS and internet. Using JTL Web, governments can setup automatic system for transportation flow data collecting and publishing, which can improve working efficiency.

•
ChinaFront Land Resource Information System - a system used by the land resource department to manage their daily affairs. Generally, the major purpose is to improve the efficiency of a government agency, including implementing office automation, dealing affairs through intranet, etc. This system is customized for the land resource management sector, and includes many functions to deal specifically with the land resource management affairs.

•
GeoPad -an embedded GIS software which can be used by personal digital assistant (PDA), mobile phone, portable personal computer, tablet personal computer, etc. It implements a small set of GIS functions for mobile equipment, which can manage and analyze spatial data on mobile devices.

•
ChinaFront Public Health Affairs Emergency Decision System - is a system used for dealing with public health issues, such as severe acute respiratory syndrome (SARS). It can help government officials make decisions on such issues, based on GIS system information.

•
EnvMonitor V1.0 - a system used for monitoring environment pollution status. The environment status data can be collected and sent to the data center via global system for mobile communications (GSM) or general packet radio service (GPRS). Also, the data can be analyzed at a data center, and can be provided to the department for environment protection.

•
TranPlan V1.0 - a system used for assisting transportation planning works, including road planning, waterborne planning, etc. It can be used by some transportation planning decision-making departments.

•
e-Gov.Suite V1.0 - a software suite used for e-government, which can help government members to improve their working efficiency. The system also can deal with complex affairs charged by people in the government, such as qualification checkups.

•	SmartOA V1.0 - a software used for office automation (OA), which can help users to improve their working efficiency.

•
Web Map Engine V1.0 - a data management engine which is used for managing mass spatial data that is stored in an enterprise database. It can support application programming interface (API) for accessing, editing, and sharing mass spatial data.

•	ChinaFront Environmental GIS - a GIS system used for managing and publishing environmental data, including spatial data and attribute data.

•	ChinaFront Environmental Emergency Dealing System - a GIS system used for dealing environmental emergency affairs, such as hazard leakage or water pollution.

•
ChinaFront Land Resource Archive Information Gathering System - a system used for gathering archives information by land resource management departments. It can support functions such as archive scanning, information inputting, data checking, and data storing to the result database.

•
GeoWeb for Linux – a Web GIS platform based on Linux system, supporting RedFlag Linux and RedHat Linux and other Linux platform and with OpenGIS standard. It is a GIS Platform that has strong function but easy to operate and people could continue developing the software easily.

•	Water Carriage Information System – a software system that optimizes the management of water carriage information. It’s a system to support the government management .

•
Intelligent Parking Guide System – a system that provides parking information to drivers, including distribution of parking square, collecting real time parking information and displaying information by outdoor LCD, SMS, internet & transportation broadcasting. It can also collect the information automatically.

•
Urban Geological Information Management and Services System - a system used for supporting the government in terms of decision-making on urban geological information. It can manage, analyze and deliver urban geological information and achieve the goal of standardization management of geological information.

•	Exploiter Navigation Software –a GPS navigation system that is installed in vehicles and PDAs. It can generate voice guidance to consumers.

•	Location Services Platform System - a system used for providing transportation information, including search, route navigation, bus transfer, and real time traffic information.

2-D and 3-D Technology Products

We provide software platforms that utilize two-dimensional GIS. Two-dimensional GIS defines and presents special data utilizing an “X” and “Y” axis. Starting from the 1960s, two-dimensional GIS was widely applied in a variety of sectors, including land management, power, telecommunications and city planning.

We also provide software platforms that utilize three-dimensional GIS. Three-dimensional GIS defines and presents special data utilizing an “X”, “Y” and “Z” axis. Compared with two-dimensional GIS, three-dimensional GIS defines special data in a more accurate manner, and can present both the plane and the vertical spatial relation. Moreover, three-dimension GIS can present and analyze more complicated spatial objectives than Computer Aided Design (CAD) and other visualized software. Three-dimensional GIS is better suited for exploration, resource assessment, disaster warning, and production management. It is widely applied in many sectors such as in natural resources (i.e. mineral resources, water resources, etc.) and geology.

Our research and development efforts relating to our three-dimensional GIS platform have been ongoing since 2000. Our three dimensional GIS platform has the following attributes:

•	It is well suited for the geologic industry because three-dimensional images underneath the surface can be displayed.

•
Our three dimensional GIS platform provides integrated functions that can be combined with the requirements of two-dimensional platforms, 2.5 dimensional platforms and other three dimensional geographic applications.

•	Our three dimensional GIS platform features advanced input methods that allow the user to create more complicated and analytical three dimensional geographic models.

•	Our three dimensional GIS platform incorporates a vector/grid-based real three-dimensional data structure that ensures the precise presentation of geographic data.

•	Our three dimensional GIS platform allows for the processing of large amounts of data (over 20 gigabytes).

Some examples of how our clients have used our three-dimensional GIS software platform:

•	Our software platform is utilized as part of the landslip pre-warning system for the reservoir area of the Three Gorges Project in Hubei and Chongqing, China.

•	Our software platform is used as part of a geographic disaster pre-warning system in Anshan, Liaoning Province, China.

•	Our software platform is used as part of an iron ore field perambulation and assessment system in Anshan, Liaoning Province, China.

•	Our software platform is being used for subterranean modeling for the Beijing Olympic stadiums.

GIS Application Services

We provide total IT solutions based on our proprietary software platforms, applications and technology. These services are usually customized to fit our clients’ specific needs. The components of the application services include customer demand analysis, software system design, system integration plans, application execution, system testing, customer training, and professional after-sales services.

We provide these services to public sector clients in the transportation, land and resource and digital city sectors.

Our Intellectual Property

The following table illustrates the title of different copyright that we own, their registration numbers, first publication dates and issuance dates:

Copyright Title	Certificate Number	Registration Number	First Publication Date	Issue Date

Computer Software Copyright Registered Certificate (JTLWeb V1.0)	028661	2004SR10260	09.08.2004	10.21.2004

Computer Software Copyright Registered Certificate ( Land & Resources and House Affairs Information System V1.0)	027924	2004SR09523	06.15.2004	09.29.2004

Computer Software Copyright Registered Certificate (GeoPad V1.0)	002827	2002SR2827	09.01.2002	09.24.2002

Computer Software Copyright Registered Certificate (Command System of Meeting Urgent Need for Urban Public Emergencies V1.0)	009303	2003SR4212	05.10.2003	06.9.2003

Computer Software Copyright Registered Certificate (GeoWeb V1.0)	006881	2003SR1790	09.05.2002	03.19.2003

Computer Software Copyright Registered Certificate (EnvMonitor 1.0)	004358	2002SR4358	05.18.2002	12.6.2002

Computer Software Copyright Registered Certificate (TranPlan 1.0) V1.0	003664	2002SR3664	06.18.2002	11.11.2002

Computer Software Copyright Registered Certificate ( (e-Gov.Suite 1.0) V 1.0)	000823	2002SR0823	05.23.2002	07.04.2002

Computer Software Copyright Registered Certificate (Sm@rtOA 1.0) V 1.0	000824	2002SR0824	09.28.2001	07.04.2002

Computer Software Copyright Registered Certificate (WebMap Engine) V 1.0	0009123	2001SR2190	07.08.2001	07.30.2001

Computer Software Copyright Registered Certificate (Environment Geo V 1.0)	062877	2006SR15211	11.30.2005	10.31.2006

Computer Software Copyright Registered Certificate (Environment Protection Emergency Conduct System V 1.0)	062879	2006SR15213	11.30.2005	10.31.2006

Computer Software Copyright Registered Certificate (Land and Resources Files’ Collection System V 1.0)	063008	2006SR15342	06.30.2006	11.02.2006

Computer Software Copyright Registered Certificate(Embed-3D-GIS V1.0)	071603	2007SR05608	01.30.2007	04.17.2007

Computer Software Copyright Registered Certificate(Environment Protection Emergency Conduct System V 1.0)	063509	2006SR15843	04.30.2006	11.13.2006

Computer Software Copyright Registered Certificate(Environment Information System V 1.0)	063510	2006SR15844	04.30.2006	11.13.2006

Computer Software Copyright Registered Certificate(Land and Resources Information Management System V 1.0)	063508	2006SR15842	06.30.2006	11.13.2006

Computer Software Copyright Registered Certificate(GeoWeb For Linux) V1.0	086634	2007SR20639	05.10.2007	12.24.2007

Computer Software Copyright Registered Certificate (Water Carriage Information System) V1.0	BJ10658	2008SRBJ0352	06.25.2006	02.03.2008

Computer Software Copyright Registered Certificate(Intelligent Parking Guide System) V1.0	BJ10662	2008SRBJ0356	06.30.2007	02.03.2008

Computer Software Copyright Registered Certificate(Urban Geological Information Management and Services System) V1.0	BJ10679	2008SRBJ0373	10.10.2007	02.03.2008

Computer Software Copyright Registered Certificate(Exploiter Navigation Software V1.0)	BJ10485	2008SRBJ0179	11.20.2007	01.16.2008

Computer Software Copyright Registered Certificate(Location Services Platform System V 1.0)	088919	2008SR01740	11.15.2007	01.24.2008

Research and Development

In 2006 and 2007, our research and development expenses amounted to approximately $0.68 million and $0.96 million, respectively. These expenses were mainly composed of staff costs and research and development equipment purchasing expenses.

Overview of Our Research and Development Department

Our Research and Development (R&D) Department consists of two departments, one is internal and the other is external, which involves our strategic relationship with the GeoSIS Laboratory at Peking University.

Internal R&D Department

Our internal R&D department consists of 62 researchers with extensive experience in the GIS industry. Many of these researchers have worked at multinational corporations.

The primary focus of the internal R&D department is to analyze customer demands and develop application software products, with the use of the most highly advanced software development tools available today.

Our research department is also responsible for monitoring developments in the market for our services so that they can develop new products or improve upon existing products by adopting new technologies and skills.

In addition, the department is responsible for creating training and support manuals and creating new processes for implementation of our software products.

Strategic R&D Partnership with Peking University

PKU was established in connection with the Peking University’s GeoSIS Laboratory in order to provide university researchers with real life opportunities to test and implement the discoveries created at the University. On August 6, 2005, PKU entered into a cooperation agreement, or Cooperation Agreement, with Earth and Space College of Peking University, pursuant to which PKU obtained the access to the university’s GeoSIS Research Lab, which houses over thirty PhDs and researchers to support PKU’s research and development initiatives. Under the Cooperation Agreement, we pay for all R&D expenses of the GeoSIS Laboratory. The Cooperation Agreement has a three-year term that is automatically renewed for an additional three year unless either party provides the other with notice of termination three months prior to the end of the term.

Our Major Customers

The following table provides information on our most significant clients in fiscal year 2007.

TOP TEN CLIENTS IN 2007

No.	Name	Description of Client	Sales (in thousands of US dollars)	Percentage of Total Sales

1	Boyitongchuang Technology Development Center	High-tech company in digital city application and product development	1,693	14.3%

2	Transportation Planning & Research Institute	An institute of the Ministry of Communications	1,337	11.3%

3	Beijing Transportation Management Committee	City-level governmental transportation department	1,008	8.5%

4	Beijing Huaruisaijing Technology Co., Ltd.	High-tech company in power and automation technologies	858	7.2%

5	Beijing Xiangxian Technology Co., Ltd.	High-tech company in environmental application development	814	6.9%

6	Beijing No. 2 Civic Construction Co., Ltd.	A city-level state-owned construction company	700	5.9%

7	Chengdu Transportation Management Committee	A city-level governmental transportation department	512	4.3%

8	Beijing Transportation Information Center	City-level governmental transportation department	467	3.9%

9	Zhongguancun High-tech Zone Administration Committee	District-level governmental department of Beijing City	422	3.6%

10	Yantai Public Examination Institute	City-level governmental education department	394	3.3%

	TOTAL		8,205	69.2%

Our Competition

Competition in China’s GIS industry is very fragmented and consists of a combination of a few foreign competitors and many domestic GIS software companies. According to China Computer World Research, the number of domestic GIS software companies has grown from less than 20 in 2000, to over 1,000 in 2005. Whereas most international competitors seek to provide component software for the industry, our focus is on developing application software and services for the Chinese government and regulated sectors.

There are several competitive factors in the GIS industry in China. We believe customers are generally looking for a provider to have strong research and development, a quality brand name built upon a successful record of accomplishment and a superior management team that can execute.

Competitive Advantages

We believe that we have the following competitive advantages over most of our competitors:

Leading-Edge R&D Team - Our research and development team has a strong and extensive technology background and has been an early entrant into the three-dimensional GIS market. The head of our research and development team was the lead engineering architect of the first GIS platform software (Chinese Excellence Software Award, 1995) platform, the first and only three-dimensional GIS platform software in China.

Award Winning Technology - Since the inception, we have won over nine product awards, including the National Transportation Planning System and Digital City Program award. Such award winning technology gives the Company a great advantage and gives customers a sense of security that they are purchasing a quality product.

Application Experience - We have successfully built a track record with a customer base in various market segments including communications, land resource and city geography to name a few. We plan to leverage our experience to obtain new and recurring business.

Brand Image - Our affiliation with Peking University has made us a more recognizable brand in the industry. Our brand is recognized for quality products and application experience.

Superior Management - Members of our executive management team are the first GIS software developers in China.

Operational and Quality Management - We are ISO9000 certified and conduct internal performance assessment system 3 times a year.

Our Competitors

We experience competition from both foreign and domestic Chinese competitors. The following is a description of our competitors:

Foreign Competitors

WesternGeco

WesternGeco is the world’s largest seismic contracting company. It is a combination of the former Geco-Prakla and Western Geophysical. The company is owned by international oilfield services corporation Schlumberger Limited. This competitor is mainly engaged in providing software solutions to oil fields. Revenue in 2005 was $1.66 billion before becoming a wholly-owned subsidiary of Schlumberger in May 2006.

Mapteck

Established in 1981 in Canada, Mapteck is the leading GIS company in the three-dimensional mapping software sector. “Vulcan,” a mapping software product launched by this company, has been widely used in mineral, defense, environment management and city planning due to its well-integrated analytic functions (spatial information, mapping structuring, etc.).

Supeac Software

Established in 1981 in Australia, Supeac Software is the leading company in mineral software in the world, having a presence in 91 countries.

The products offered by our foreign competitors are priced higher than our products. In addition, their software cannot be applied in China without significant modification due to differing industry standards and background. For these reasons, we do not foresee much competition from these international competitors in the area of GIS application software.

Domestic Chinese Competitors

Orient Titan Technology Co., Ltd.

Established in 2001, Orient Titan Technology Co., Ltd. manufactures its leading product, the Titan 3DM, which is mainly used in mineral mapping and has gained a relatively high market share in that sector. The Titan 3DM, however, is not a real three-dimensional software program as it can only facilitate land surface analysis and management. Thus, this product cannot be applied in mineral assessment, exploration and project management.

Wuhan Zhondi T&S Cyber Co., Ltd.

Wuhan Zhondi T&S Cyber Co., Ltd. is affiliated with China University of Geoscience (Wuhan) and developed the MapCAD system and MAPGIS platform software. This company has advantages in the geographic mapping and city geography areas and the products of this company have been widely used in the geography industry.

Lingtu SmartGPS

This company is focused on the submarket for digital map collection with data service. Lingtu developed from a mapping and data processing company and is mainly in the business of providing time delayed traffic data to the public.

UNIS

The main business of UNIS is providing computer integration system. This company is focused on the networking charges system of the national highway submarket, although this is only one of the products developed by UNIS.

Regulation

Because our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC. There are no specific rules or regulations for a company engaged in software development other than mapping which is highly regulated in China. Only the general rules of commerce in China are applicable to us.

We are also subject to PRC’s foreign currency regulations. The PRC government has controlled Renminbi reserves primarily through direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

Raw Materials

Since we are in the business of developing software applications and providing related services, we do not utilize any significant amount of raw materials. All of the raw materials needed for our business are readily available from several different suppliers and at market driven prices. The company only purchases computers and other software in order to provide its services and software applications to customers.

Our Employees

General

As of December 31, 2007, we had 109 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our Company:

Department	Number of Employees
Software Development	69
Quality Control	6
Sales and Marketing	12
Administration	12
Human Resources	3
Finance	7
Total	109

As required by applicable PRC law, we have entered into employment contracts with our officers, managers and all employees. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

China enacted a new Labor Contract Law, which became effective on January 1, 2008. The Company has updated its employment contracts and employee handbook and is in compliance with the new law. The Company will work with the employees and the labor union to insure that the employees obtain the full benefit of the law. The Company does not anticipate that changes in the law will materially impact the Company balance sheet or cash flow.

In addition, we are required by Chinese laws to cover employees in China with various types of social insurance. We have purchased social insurance for all of our employees.

RISK FACTORS

You should carefully consider the risks described below, which constitute the material risks facing us. If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-KSB, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

A termination of our relationship with Peking University could have a negative impact on our future operating results.

PKU has historically been able to successfully leverage the marketability and resources offered by its strategic partner and investor, Peking University. PKU’s affiliation with Peking University helps to create brand awareness for its products and services and also provides access to the university’s GeoGIS Laboratory, which houses over thirty PhDs and researchers to support PKU’s research and development initiatives. A termination of the relationship/strategic partnership with Peking University could have a negative impact on our future operating results.

We rely heavily on sales to the Chinese government and a significant decline in overall government expenditures or a delay in the payment of our invoices by the government could have a negative impact on our future operating results.

Historically, substantially all of our sales of our products have been to the Chinese government entities at both central and local levels. Sales to the Digital City, Transportation and Land & Resources sectors of the Chinese government accounted for an aggregate approximately 60% and 55% of our sales for the years ended December 31, 2007 and 2006, respectively. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

We rely on a combination of copyright, trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Some of these technologies are important to our business and are not protected by patents. Despite our efforts, the steps we have taken to protect our proprietary intellectual property and technology and other confidential information may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights. Protecting against the unauthorized use of our products and other proprietary rights is also expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition.

Product branding is important to us and if our brands are misappropriated such that our reputation could be harmed, this could result in lower sales having a negative impact on our financial results.

We rely upon a combination of licensing and contractual covenants to establish and protect the brand names of our products. In many market segments, our reputation is closely related to our brand names. Monitoring unauthorized use of our brand names is difficult and we cannot be certain that the steps we have taken will prevent their unauthorized use, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Our brand names may be misappropriated or utilized without our consent and such actions may have a material adverse effect on our reputation and on the results of our operations.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Since we depend heavily on key personnel, turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Shudong Xia, our chief executive officer and president, our chief financial officer, Zhihai Mao and our vice presidents, Zhibin Lai, Zhiping Zhang, and Danxia Huang. We also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, or if a key employee fails to perform his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

Our Chinese subsidiaries enjoy certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and its implementing rules. Accordingly, our Chinese subsidiaries have been entitled to tax concessions whereby the profit for its first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities. However, on March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. We are expecting that the measures to implement the grandfather period will be enacted by the Chinese government in the coming months and will assess what the impact of the new regulations are at that time. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K or 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the operating effectiveness of our internal controls. We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 8A of this Annual Report on Form 10-KSB. Our management has concluded that our internal controls over our financial reporting are effective for the period covered by this Annual Report. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses, or our independent registered public accounting firm may issue an adverse opinion on our internal control over financial reporting if one or more material weaknesses are identified. We can provide no assurance that we will comply with all of the requirements imposed by SOX 404 and there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

The majority of our revenue will be settled in RMB and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. Currently, RMB is stronger than U.S. Dollars. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should RMB appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our strategy to procure steel supply is to diversify our suppliers both in the PRC and overseas. Currently, some of our raw materials and major equipment are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increase on to our customers, our profitability and operating results will suffer. In addition, since our sales to international customers grew rapidly, we are subject to the risk of foreign currency depreciation.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Certain of our stockholders hold a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests.

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

ITEM 2. DESCRIPTION OF PROPERTY.

All land in China is owned by the State or collectives. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We do not have any land use rights directly from the PRC. Instead, we lease the space where our executive offices are located. We have entered into a lease agreement with Mr. Zhao Li for our rental of space at the E-Wing Center. Under this lease, we have the right to use 360 square meters of office space in the E-Wing Center. We pay a total monthly rental of RMB 37,560 under this lease agreement (approximately $4,796). This lease expires on December 1, 2008. On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,336,000). We have paid $864,285 to Mr. Zhao by December 31, 2007.

We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “CTFO.OB” on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., but had not been traded in the Over-The- Counter market except on a limited and sporadic basis. The CUSIP number is 169453 10 7.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices have been adjusted to give retroactive effect to the 1-for-7.5 reverse split of our common stock that occurred on August 20, 2007.

	Closing Prices (1)
	High	Low

Year Ended December 31, 2007
1st Quarter	$5.60	$1.05
2nd Quarter	5.25	3.36
3rd Quarter	4.55	2.80
4th Quarter	8.50	3.20

Year Ended December 31, 2006
1st Quarter	2.10	0.77
2nd Quarter	1.75	0.595
3rd Quarter	1.05	0.49
4th Quarter	1.05	0.315

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On March 13, 2008, there were approximately 125 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid cash dividends. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2007, we did not have any equity compensation plan.

Recent Sales of Unregistered Securities

Except for the following, we have not sold any unregistered equity securities during the fiscal year ended December 31, 2007 that were not previously disclosed in a quarterly report on Form 10-QSB or a current report on Form 8-K that was filed during the 2007 fiscal year:

On November 30, 2007, we issued CCG Investor Relations Partners LLC, or CCG, a three-year warrant to purchase 50,000 shares of our common stock at $5.00 per share in consideration for the investor relations services provided by CCG. The issuance of warrant to CCG was made in reliance upon exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder. The purchaser who received the shares agreed that (a) it had access to all of the Company’s information pertaining to the investment and were provided with the opportunity to ask questions and receive answers regarding the offering, (b) it was acquiring the shares for its own account for investment and not for the account of any other person and not with a view to or for any distribution within the meaning of the Securities Act and (c) it would not sell or otherwise transfer the purchased shares unless in compliance with state and federal securities laws. The purchaser represented that it was an accredited investor as defined in Rule 501(a) under the Securities Act and that there was no general solicitation or advertising in connection with the offer and sale of the securities.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year of 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

This subsection of management’s discussion and analysis is an overview of the important factors that management focuses on in evaluating our business, our financial condition our operating performance, our overall business strategy and our earnings for the periods covered.

We are a holding company that only operates through our indirect, majority-owned Chinese subsidiary PKU. We beneficially own 95% of PKU and Peking University owns the remaining 5%. Through PKU, we are a total solutions provider of GIS application software and services. PKU provides its products and services to various segments of the Chinese government, including the Transportation, Digital City and Land & Resources departments.

We have integrated our GIS software applications with “off the shelf” GIS software to provide our clients with custom solutions that specifically fit their needs. In addition, in China where we sell our products and services, we provide technical training, support and data management services and consulting to assist our clients in organization analysis and interpolation of the data that they have aggregated. When we work on this basis, we are able to create for our clients a total GIS solution that is designed specifically to meet the needs of the client.

We generate revenues through the sale of our self-developed GIS application software products, “off the shelf” hardware and software, and IT (Information Technology) services, such as data management, data monitoring, IT consulting and other IT solutions.

Industry Wide Factors that are Relevant to Our Business

The GIS software and solutions industry in China is in the process of rapid and continuous development. We believe the trend in China’s GIS software industry is the Chinese government’s preference to use “Made in China” GIS software applications and services for its government programs. One result of this trend is the growing number government programs in the areas of Transportation, Digital City and Land & Resources. We believe this trend will impact favorably on the demand for GIS software products and services, and this will result in growth in sales of GIS software and services and will result in increased revenues for us.

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

One main factor that management considers when estimating our future growth is the potential revenue from larger government projects in the Transportation, Digital City and Land & Resources sectors of the Chinese government based on annual budget reports issued by relevant governmental sectors at both central and local levels. We expect that these potential new projects will create revenues from new GIS applications software sales and services. We expect to bid on large projects in the Transportation, Digital City and Land & Resources sectors in 2008.

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

Our industry is also affected by the growing concern over protecting the environment. China’s government is under increasing pressure to take care of the environmental impact of the natural resources exploration. GIS software applications and services for this sector usually contain different applications that can help identify environmental problems.

The growing use of GPS and location-based service services in China has a material impact on our industry. We believe that “Made in China” GIS software and services will have a distinct advantage over developed countries, where software development costs are generally higher. The Chinese economy is developing at a quick pace. As a result, there is a growing consumer market that is developing in China. We also believe that the worldwide perception of the quality level of Chinese products is improving.

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

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and percentage of revenues and key components of our revenue for the periods indicated in dollars.

	Years Ended December 31,
	2007		2006

	$		$

Revenues		11,864,629		7,177,023
Cost of sales		5,612,372		3,220,259

Gross profit		6,252,257		3,956,764

Selling, general and administrative expenses		1,401,169		(846,711)

Operating income		4,851,088		3,110,053

Other income and (expenses)
Interest income		60,289		1,728
Interest expenses		(13,968)		(35,278)
Subsidy income		146,058		0
Decrease in fair value of warrant liability		64,359		0
Minority interest		(396,585)		(4,670)
Other income (expense)		160,446		34,776

Income before income taxes		4,871,687		3,106,609

Income taxes		450,606		119,719

Net income		4,421,081		2,986,890

	Years Ended December 31,
	2007	2006

As a percentage of Revenues

Revenues	100.00%	100.00%
Cost of sales	47.30%	44.87%

Gross profit	52.70%	55.13%

Selling, general and administrative expenses	11.81%	(11.80)%

Operating income	40.89%	43.33%

Other income and (expenses)
Interest income	0.51%	0.02%
Interest expenses	(0.12)%	(0.49)%
Subsidy income	1.23%	0.00%
Decrease in fair value of warrant liability	0.54%	0.00%
Minority interest	(3.34)%	(0.07)%
Other income (expenses)	1.35%	0.48%

Income before income taxes	41.06%	43.29%

Income taxes	3.80%	1.67%

Net income	37.26%	41.62%

	Years Ended December 31,
	2007		2006
Components of Revenue	$		$

Total revenue		11,864,629		7,177,023

Revenue by Product and Services
Software		5,211,990		3,522,619
Hardware		6,652,639		3,654,404

Years Ended December 31, 2007 and 2006

Revenues. Revenues increased approximately $4.7 million, or 65.3% to approximately $11.9 million for the years ended December 31, 2007, from approximately $7.2 million for the same period in 2006. This increase was attributable to the increased sales of our products and the applications of our products in the Transportation, Land & Resources and Digital City sectors in 2007 compared to the same period in 2006. During 2007, the Company achieved a win rate of approximately 90 percent for project bids and also were able to secure more contracts from recurring clients.

The following table illustrates the revenues from the Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Year Ended December 31, 2007	Percentage of Total Revenues	Year Ended December 31, 2006	Percentage of Total Revenues
Transportation	$4,690,206	39.53%	$2,374,229	33.08%

Digital City	5,459,863	46.02%	3,941,025	54.91%

Land & Resources	1,321,757	11.14%	745,347	10.39%

Other	392,803	3.31%	116,422	1.62%

Total	$11,864,629	100.00%	$7,177,023	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 85.55% and 87.99% of our sales for the years ended December 31, 2007 and 2006, respectively. Sales in Land & Resources account for less than 12% of total sales over each of periods indicated above. Our success ratio when bidding on new contracts, was approximately 90% during the year ended December 31, 2007.

Cost of Goods Sold. Our cost of goods sold increased approximately $2.39 million, or 74.22%, to approximately $5.61 million for the year ended December 31, 2007, from approximately $3.22 million during the same period in 2006. This increase was mainly due to the increase in sales generally and in the increase in sales of hardware products in 2007 as compared to 2006. As a percentage of revenues, the cost of goods sold increased to 47.30% during the year ended December 31, 2007 from 44.87% in the same period in 2006, also as a result of the increase in higher cost hardware sales as a percentage of total sales.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Year ended December 31, 2007	Year Ended December 31, 2006

Salary	$771,700	$443,498

Hardware	4,053,972	2,211,676

Software licenses	250,174	153,760

Outsourcing	245,743	164,747

Others	290,783	246,577

Total	$5,612,372	$3,220,259

Gross Profit. Our gross profit increased approximately $2.29 million, or 58.01%, to approximately $6.25 million for the year ended December 31, 2007, from approximately $3.96 million in 2006. Gross profit as a percentage of revenues was 52.70% for the year ended December 31, 2007, a decrease of 2.43% from 55.13% in 2006. The decline was mainly due to the increase in sales of lower margin hardware as a percentage of total sales during the period compared to the same period in 2006 from 50.92% to 56.07%, respectively.

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

Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses increased $0.15 million, or 81.06%, to $0.33 million for the year ended December 31, 2007, from $0.18 million in 2006. As a percentage of revenues, selling expenses increased to 2.74% for the year ended December 31, 2007, from 2.50% in 2006. The increase of selling expenses was mainly attributable to our expanded operations and sales volume from 2006 to 2007.

Administrative Expenses. Our administrative expenses were $1.07 million (9.07% of total sales) and $0.67 (9.29% of total sales) for the years ended December 31, 2007 and 2006, respectively. The increase of administrative expenses was mainly attributable to the increase of professional services related to the company having become a public company in May 2007.

Income Taxes. Our Chinese subsidiary, PKU, is subject to Chinese enterprises income tax, or EIT, at a rate of 15% of the assessable profits. As approved by the local tax authority in the PRC, PKU is entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year. As of December 31, 2007, PKU had net operating loss carry forwards for Chinese income tax purposes of approximately $1.11 million. We believe that the first cumulative profit-making year of PKU will be in the fiscal year 2009 for Chinese income tax purpose. For the year ended December 31, 2006, we recognized income tax expense of $0.12 million while in 2007, we recognized an income tax expense of $0.45 million. All those tax expenses resulted from the decreases in deferred tax assets.

Net Income. Net income increased approximately $1.43 million, or 48.02% to approximately $4.42 million for the year ended December 31, 2007 from approximately $2.99 million in 2006, as a result of the factors described above.

Liquidity and Capital Resources

General

As of December 31, 2007, we had cash and cash equivalents (excluding restricted cash) of approximately $6.84 million and restricted cash of approximately $0.24 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(all amounts in thousands of U.S. dollars)

	For the Fiscal Year Ended December 31,
	2007	2006
Net cash provided by (used in) operating activities	$85,543	$1,201,952
Net cash provided by (used in) investing activities	4,252,311	(185,048)
Net cash provided by (used in)financing activities	1,049,289	125,570

Net cash flow	5,521,074	1,171,473

Operating Activities:

Net cash provided by operating activities was approximately $0.09 million in fiscal year 2007, a decrease of $1.11 million from the $1.20 million net cash provided by operating activities in fiscal year 2006. Such decrease of net cash provided by operating activities was primarily attributable to the increase of deposits paid to suppliers related to our contracts.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment and restricted cash pledged as deposits for bankers’ acceptance bills.

Net cash provided by investing activities was approximately $4.25 million in fiscal year 2007, an increase of $4.44 million from the $0.19 million net cash used in investing activities in fiscal year 2006. Such increase of net cash provided by investing activities was primarily attributable to cash acquired as a result of the reverse acquisition in May 2007.

Financing Activities:

Net cash provided by financing activities in fiscal year 2007 totaled approximately $1.05 million as compared to approximately $0.13 million provided by financing activities in fiscal year 2006. The increase of the cash provided by financing activities was mainly attributable to approximately $3.2 million proceeds we received from the private placement transaction in May 2007.

We believe we currently maintain a good business relationship with many banks. As of December 31, 2007 there was no bank loan outstanding.

On May 14, 2007, we completed a private placement pursuant to which we issued and sold 1,777,778 shares of our common stock to some institutional investors. As a result of this private placement we raised approximately $3.2 million in gross proceeds, which left us with approximately $1.8 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.4 million.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities in the first half of 2007, should be adequate to sustain our operations at our current levels through at least the next twelve months.  However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Obligations Under Material Contracts

We have entered into a lease agreement with a Chinese individual, Zhao Li, for our rental of space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under this lease, we have the right to use 513 square meters of office space in the E-Wing Center. We pay a total monthly rental of RMB 62,000 under this lease agreement (approximately $8,000). This lease expires on December 1, 2008. On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,300,250). We have paid $774,260 to Mr. Zhao by December 31, 2007.

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

Principles of Consolidation— The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly wholly owned subsidiary Oriental Intra-Asia Entertainment (China) Limited, Beijing PKU Chinafront High Technology Co., Ltd , Beijing Tian Hao Ding Xing Technology Co., Ltd. and Beijing Zhangcheng Science sand Technology Co., Ltd. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Effective January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

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

As of December 31, 2007, the exchange rate between the RMB (¥) and the USD ($) was ¥1=$0.1371.The weighted-average rates of exchange between the RMB and the USD as of December 31, 2007 and 2006 were ¥1=$0.13167 and ¥1=$0.12557, respectively. Total translation adjustment recognized as of December 31, 2007 and 2006 is $887,184 and $214,770 , respectively.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management is still evaluating the impact, if any, that the adoption of SFAS 157 and FSP 157-2 will have on our financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Stateme0147nts - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 2, 2006, our Board of Directors elected to terminate our relationship with our independent registered public accounting firm, BDO Shanghai Zhonghua, or BDO. Additionally, concurrent with this decision, our board appointed the independent registered public accounting firm of Simon & Edward, LLP, as our new auditor, effective August 2, 2006.

No accountant's report issued by BDO on the financial statements for either of 2005 and 2004 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During the period that BDO served as our independent registered public accounting firm and through the date of dismissal, we have not had any disagreements with BDO on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

ITEM 8A (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Shudong Xia, our Chief Executive Officer and Mr. Zhihai Mao, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Mr. Xia and Mr. Mao concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Mr. Shudong Xia and Mr. Zhihai Mao, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors:

Name	Age	Position
Shudong Xia	35	Chief Executive Officer, President, Secretary and Director

Zhibin Lai	34	Vice President

Zhiping Zhang	38	Vice President of Research and Development

Danxia Huang	35	Vice President of Finance, Treasurer, Director

Zhihai Mao	32	Chief Financial Officer

SHUDONG XIA. Mr. Xia has been our Chief Executive Officer, President, Secretary and Director since May 14, 2007. Mr. Xia founded our subsidiary, PKU, in 2000. From 2002, Mr. Xia, while with PKU, was involved with the “GIS-based digital city-services system study and demonstration,” one of the key projects of China 863-Plan. Prior to his involvement with PKU, Mr. Xia, from 1998 was involved in several research projects at Peking University, specifically: he was a key team member of the “Study on the key technology of information release via the super media network,” a key technology study project of the “China 9th 5-year Plan” and was instrumental in the compilation of “How to Digitize a City” and “Digital City-Theory, Method and Application.” In 2003, Mr. Xia received his PhD in Cartology and Geographic Information Systems from the Remote Sensing and GIS Institute of Peking University and serves on several government advisory committees for the development of GIS services for urban planning.

ZHIBIN LAI. Mr. Lai has been our Vice President since May 14, 2007. Mr. Lai is in charge of GIS application service for the Transportation sector. From 2000, Mr. Lai was Vice President of our subsidiary PKU, where he was in charge of the GIS application service for the transportation sector. Mr. Lai has extensive experiences in system planning, analysis and project management and is involved in a variety of comprehensive software development projects at PKU. From 1988, Mr. Lai was head of the Software Department of Fangda Century Group (Beijing) where he was in charge of the GIS Study Center in City and Environment Department at Peking University. From 1996, Mr. Lai was head of the China team’s software department at GEOBasic, a Japan-based GIS company. Mr. Lai received his PhD at the Remote Sensing and GIS Institute at Peking University.

ZHIPPING ZHANG. Mr. Zhang has been our Vice President of Research and Development since May 14, 2007. Mr. Zhang is in charge of the R&D and GIS application service in Land & Resources Sector. From 2001, Mr. Zhang was Vice President of our subsidiary PKU, where he was in charge of the R&D and GIS application service in Land & Resources Sector. From July 1995, Mr. Zhang was a teacher of Remote Sensing and Geography Information Institute at Peking University. From August 1997 Mr. Zhang was the lead expert and head of software department in Basic Engineering for GeoBasic, a Japanese GIS company. From 1995, Mr. Zhang led the development of the first Geo-info system software-Citystar, which was awarded the “Excellence Product Awards” in the first “Domestic GIS Software Assessment.” During his tenure at GeoBasic, Mr. Zhang led the development of the first GIS platform software-GeoBasic in Japan, which has won a 20% market share in the Japanese market. Mr. Zhang has a Masters of Remote Sensing and Geography Information Institute from Peking University.

DANXIA HUANG. Ms. Huang has been our Vice President of Finance and Treasurer since May 14, 2007 and became our Director on May 27, 2007. Ms. Huang is in charge of Strategic Development, Business Administration Management and Finance. From November 2006, Ms. Huang was Vice President of our subsidiary PKU, where she was in charge of Strategic Development, Business Administration Management and Finance. From April 2005, Ms. Huang was the Vice President of First City Investment Inc. of Hong Kong. From April 2001, Ms Huang worked at Beijing Business Travel Holiday Net-Tech Co., Ltd., an internet company, as Chief Executive Officer. Ms. Huang has a Master degree in Business Administration in Finance from Murdoch University of Australia.

ZHIHAI MAO. Mr. Mao has been our Chief Financial Officer since January 1, 2008. From August 2006 to December 2007, Mr. Mao was a senior auditor of Deloitte & Touche Tohmatsu CPA, Ltd.’s Beijing office. Prior to that, Mr. Mao was a senior auditor of Deloitte & Touche LLP, USA, from October 2004 through July 2006. From July 2003 to October 2004, Mr. Mao was a senior tax consultant of Deloittee Tax LLP USA. Mr. Mao also was previously employed as a budget analyst of University of North Carolina at Chapel Hill, Program for International Training in Health, from December 2002 through May 2003. Mr. Mao is a U.S. Certified Public Accountant with extensive experience of corporate financial reporting and disclosure. Mr. Mao holds a Mater’s degree in accounting from University of North Carolina at Chapel Hill.

Except as noted above, there are no other agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Our current directors hold no directorships in any other reporting companies.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws. To the best of our knowledge, no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors or officers, or any partnership in which any of our directors or officers was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors or officers was an executive officer at or within two years before the time of such filing. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us all such filing requirements applicable to our officers and directors were complied with during the fiscal year ended December 31, 2007.

Code of Ethics

On April 30, 2007, our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14 to our current report on Form 8-K filed on May 14, 2007. We are in the process of making our code of ethics available on our website, which is located at www.techfront.com.cn. Once it is available on our website, any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver. Until such time, however, any amendments or waivers to our code of ethics will be filed with the SEC in a Current Report on Form 8-K.

Nominating Committee

We do not have a standing nominating committee and our entire board of directors currently is responsible for the functions that would otherwise be handled by a nominating committee. However, we intend to establish a nominating committee of the board of directors as soon as practicable. We envision that the nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table - 2006 and 2007

The following table sets forth information concerning all compensation awarded to, earned by or paid to each person serving as a principal executive officer for services rendered in all capacities during fiscal years 2006 and 2007. No other executive officers received compensation in excess of $100,000 in either fiscal year.

		Annual Compensation
Name And Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Stanley Wu,	2006	-	-	-	-
Former CEO and President	2007	-	-	-	-

Shudong Xia	2006	13,562	-	1,590	15,152
President, CEO and Secretary(1)	2007	14,110	-	1,750	15,860
_________________
* Calculated on the basis that $1 = RMB 7.7.

(1)	Stanley Wu resigned from all offices he held with our company on May 14, 2007. Mr. Wu did not receive any compensation for his services because we were not operating at that time.

(2)
On May 14, 2007, we acquired Cabowise in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Xia became our Chief Executive Officer. Prior to the effective date of the reverse acquisition, Mr. Xia served as the Chairman and CEO of PKU. The annual compensation shown in this table includes the amount Mr. Xia received from PKU prior to the consummation of our reverse acquisition of Cabowise on May 14, 2007 in addition to the compensation Mr. Xia received for his services for the reminder of 2007.

Employment Agreements

Our subsidiary PKU has employment agreements with the following executive officers:

Shudong Xia, our CEO, Secretary and President’s employment agreement became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Xia's employment agreement was renewed for a two-year term ending December 31, 2009. Mr. Xia is receiving RMB 9,000 per month (approximately $1,168) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

Zhiping Zhang, our Vice President of Research and Development’s labor contract became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Zhang's employment agreement was renewed for a two-year term ending December 31, 2009. Mr. Zhang is receiving RMB 9,000 per month (approximately $1,168) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

Zhibin Lai, our Vice President’s labor contract became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Lai's employment agreement was renewed for a two-year term ending December 31, 2009. Mr. Lai is receiving RMB 10,000 per month (approximately $1,299) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

Danxia Huang, our Treasurer and Vice President of Finance’s labor contract became effective January 1, 2006 and expired on December 31, 2007. On the same date, Ms. Huang's employment agreement was renewed for a two-year term ending December 31, 2009. Ms. Huang is receiving RMB 10,000 per month (approximately $1,299) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

On November 27, 2007, we entered into an employment agreement, which became effective on January 1, 2008, with our CFO, Mr. Zhihai Mao. The employment agreement provides, among other things, that Mr. Mao’s annual base salary will be 750,000 Renminbi (approximately $100,000). In addition, on January 7, 2008, we entered into a stock option agreement with Mr. Mao pursuant to which we granted to Mr. Mao a ten-year option to acquire 200,000 shares of our common stock at an exercise price of $6.70 per share. The option vests in equal installments on a quarterly basis over a three-year period beginning on January 7, 2008. The option will expire on January 7, 2018.

Director Compensation

Historically, we have not compensated our directors for their services as directors and we did not compensate our directors during 2006 or 2007.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 13, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China TransInfo Technology Corp., 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China 100086.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership(1)		Percent of Class(2)
Officers and Directors
Shudong Xia	Chief Executive Officer, President, Secretary and Director	Common Stock $0.001 par value	9,566,532	(3)	48.8%

Zhibin Lai	Vice President	Common Stock $0.001 par value	0		*

Zhiping Zhang	Vice President of Research and Development	Common Stock $0.001 par value	0		*

Danxia Huang	Vice President of Finance, Treasurer, Director	Common Stock $0.001 par value	0		*

Zhihai Mao	Chief Financial Officer	Common Stock $0.001 par value	16,667	(4)	*

All officers and directors as a group (5 persons named above)		Common Stock $0.001 par value	9,583,199	(3)	48.8%
5% Securities Holder
Leguna Verde Investments, Ltd. P.O. Box 3444 Road Town, Tortola British Virgin Islands		Common Stock $0.001 par value	1,274,960	(5)	6.5%

Karmen Investment Holdings, Ltd P.O. Box 3444 Road Town, Tortola British Virgin Islands		Common Stock $0.001 par value	9,566,532	(3)	48.8%

The Pinnacle Fund, L.P. 4965 Preston Park Blvd. Suite 240, Plano, Texas 75093		Common Stock $0.001 par value	1,111,111	(6)	5.7%

The Pinnacle China Fund, L.P. 4965 Preston Park Blvd. Suite 240, Plano, Texas 75093		Common Stock $0.001 par value	2,722,222	(7)	13.9%

Barry M. Kitt c/o Pinnacle Fund, L.P. 4965 Preston Park Blvd. Suite 240, Plano, Texas 75093		Common Stock $0.001 par value	3,833,333	(6)(7)	19.6%

Total Shares Owned by Persons Named above:		Common Stock $0.001 par value	14,691,492		74.9%

* Less than 1%.

1Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the ordinary shares. Shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.

2A total of 19,601,107 shares of our common stock as of March 13, 2008 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

3Includes 9,566,532 shares of our common stock owned by Karmen Investment Holdings Ltd., which is wholly-owned by East Action Investment Holdings Ltd. of which Shudong Xia is a 68% shareholder. Mr. Xia may be deemed to be a beneficial owner of the shares held by Karmen Investment Holdings Ltd.

4Includes 16,667 shares of our common stock issuable under outstanding options exercisable during the 60 day period following March 13, 2008.

5Chuang Yang is the owner of Leguna Verde Investments, Ltd. and exercises voting and investment power over the shares owned by Leguna Verde Investments, Ltd. Mr. Yang may be deemed to be a beneficial owner of the shares held by Leguna Verde Investments, Ltd.

6Mr. Barry Kitt has dispositive and voting power over the shares and may be deemed to be the beneficial owner of the shares of common stock beneficially owned by The Pinnacle Fund, L.P. Mr. Kitt disclaims beneficial ownership of the shares to the extent of his direct or indirect pecuniary interest.

7Mr. Barry Kitt has dispositive and voting power over the shares and may be deemed to be the beneficial owner of the shares of common stock beneficially owned by The Pinnacle China Fund, L.P. Mr. Kitt disclaims beneficial ownership of the shares to the extent of his direct or indirect pecuniary interest.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2007 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•
On May 14, 2007, we consummated the transactions contemplated by a share exchange agreement among us and the owners of the issued and outstanding capital stock of Cabowise, including Karmen Investment Holdings Ltd. and Leguna Verde Investments Ltd. Pursuant to the share exchange agreement, we acquired 100 percentage of the outstanding capital stock of Cabowise in exchange for 81,311,179 shares of our common stock. As a result of this transaction, Cabowise became our wholly-owned subsidiary and Leguna Verde Investments, Ltd. and Karmen Investment Holdings, Ltd became the beneficial owners of approximately 55.3% of our outstanding capital stock, in the aggregate.

•
On August 6, 2005, our indirectly owned operating subsidiary, PKU, entered into the Cooperation Agreement with its then 15% shareholder, Peking University, Earth and Space College, pursuant to which PKU obtained the access to the university’s GeoSIS Research Lab, which houses over thirty PhDs and researchers to support PKU’s research and development initiatives. Under the Cooperation Agreement, we pay for all R&D expenses of the GeoSIS Laboratory. The Cooperation Agreement has a three-year term that is automatically renewed for an additional three year unless either party provides the other with notice of termination three months prior to the end of the term.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

The board of directors is currently composed of two members, Mr. Shudong Xia and Ms. Danxia Huang. Neither of them is independent director, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1
Share Exchange Agreement, dated May 14, 2007, among the registrant, Cabowise International Ltd., its shareholders, Weicheng International Inc. and Foster Growth Ltd [Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 14, 2007]

3.1
Amended and Restated Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on December 19, 2003 [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 10-KSB filed on March 31, 2005]

3.2
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on August 20, 2007. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 23, 2007]

3.3	Bylaws of the registrant [Incorporated by reference to the registrant’s the registrant’s Registration Statement on Form SB-2 filed on March 30, 1999]

4.1	Form of Registration Rights Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 14, 2007].

4.2	Form of Lock-up Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 14, 2007].

4.3
Cancellation Agreement, dated May 14, 2007, among the registrant, Weicheng International Inc. and Forster Growth Ltd. [Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on May 14, 2007]

4.4
Option Agreement, dated April 30, 2007, among Cabowise International Ltd., and certain grantors. [Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K filed on May 14, 2007].

4.5
Assignment and Assumption Agreement, dated May 14, 2007, between Cabowise International Ltd. and Oriental Intra-Asia Entertainment (China) Limited [Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 14, 2007].

4.6	Common Stock Purchase Warrant issued to Antaeus Capital, Inc., dated May 14, 2007 [Incorporated by reference to Exhibit 4.6 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.1	Form of Securities Purchase Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.2	Form of Make Good Escrow Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.3
Closing Escrow Agreement, dated May 14, 2007 , by and among the registrant, certain selling stockholders, Antaeus Capital, Inc. and Thelen Reid Brown Raysman & Steiner LLP [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.4
Contract for Data Integration Project of Phase I of Beijing Municipal Management Information System of State Land, Resources and Housing Affairs, dated July 26, 2004, between Education and Information Center of Beijing Municipal Bureau of State Land and Resources, Beijing Institute of Surveying and Mapping and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.5
Contract for Phase I of Software Development and System Integration of Production Dispatching and Command Center of China Netcom, dated January 20, 2005, between Beijing Zhongzheng Real-estate Development Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.6
Supplementary Contract for Data Integration Project of Phase I of Beijing Municipal Management Information System of State Land, Resources and Housing Affairs, dated December 31, 2005, between Beijing Municipal Bureau of State Land and Resources and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.7
Contract for the Project of Traffic Statistics Information System (Phase I), dated August 4, 2006, between Scientific Research Institute under the Ministry of Transportation and Communications and Beijing Join-Cheer Software Co., Ltd. Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.8
Contract for Technical Development and Technical Service of Phase II of Planning Information System for the Planning Academy under the Ministry of Communications, dated June 12, 2006, between Planning & Research Institute of Ministry of Communications and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.9
Purchasing Contract, dated December 12, 2006, between ESRI China (Beijing) Limited and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.10
Purchasing Contract, dated May 19, 2005, between Beijing Federal Software Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.11
Material Purchase Contract of Zhongzheng Building, dated December 28, 2004, between Huapeng (Group) Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.12
Purchase Contract, dated September 7, 2006, between Beijing Qiankunjianye Science and Technology Development Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.13
Sale Contract, dated June 18, 2004, between Landesk (Beijing) Software Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.14
Standard Contract signed with Executive Officers - Form of Labor Contract between executive officers and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.15
Lease Contract of E-Wing Center, dated November 25, 2004,. between Zhao Li and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.15 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.16
Loan Contract, dated September 15, 2006, between Bank of Beijing Co., Ltd. Youyi Branch and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.16 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.17
Service Agreement, dated November 1, 2006, between Beijing Jinzhengdong Human Resources Consultant Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.18
Cooperation Agreement, dated August 6, 2006, between Beijing PKU Chinafront Technology Co., Ltd. and Earth and Space College, Peking University, [Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.19
Bridge Loan Agreement, dated October 18, 2006, between Talent Global International Company and Beijing PKU Chinafront Technology Co., Ltd.[Incorporated by reference to Exhibit 10.19 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.20
Standard Contracts with Employees - Labor Contract between employees and Beijing Jinzhengdong Human Resources Consultant Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.21	Labor Contract between Shudong Xia and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.22	Labor Contract between Danxia Huang and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.23	Labor Contract between Zhibin Lai and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.23 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.24	Labor Contract between Zhiping Zhang and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.25
Equity Transfer Agreement, dated May 14, 2007, between Shudong Xia, Zhiping Zhang, Zhibin Lai, Chuang Yang and Oriental Intra-Asia Entertainment (China) Limited. [Incorporated by reference to Exhibit 10.25 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.26
Real Property Purchase Agreement, dated June 2, 2007, between Li Zhao and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-QSB filed on August 16, 2007].

10.27
Entrust Agreement, dated July 6, 2007, among Oriental Intra-Asia Entertainment (China) Limited, Beijing Tiandi Zuobiao Technology Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form SB-2 on May 14, 2007.]

10.28
Employment Agreement by and between China Trans Info Technology Corp. and Zhihai Mao, dated November 27, 2007. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 3, 2007].

10.29
Stock Option Agreement by and between China TransInfo Technology Corp. and Zhihai Mao dated January 7, 2008. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 11, 2008].

14	Business Ethics Policy and Code of Conduct [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 14, 2007].

21	Subsidiary of the registrant*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $85,000 and $61,782, respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $16,928  and $10,754, respectively. The fees were all out-of-pocket expenses associated with performing audit and review services.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $5,734 and $2,055, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditor for our consolidated financial statements as of and for the year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China TransInfo Technology Corp.

Dated: March 18, 2008	By:	/s/ Shudong Xia
Shudong Xia, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Shudong Xia as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-KSB.

Signature	Title

/s/ Shudong Xia	Chief Executive Officer and Chairman (Principal Executive
Shudong Xia	Officer)

/s/ Zhiping Zhang	Vice President of Research and Development
Zhiping Zhang

/s/ Zhibin Lai	Vice President
Zhibin Lai

/s/ Danxia Huang	Vice President of Finance, Director
Danxia Huang

/s/ Zhihai Mao	Chief Financial Officer (Principal Financial and Accounting
Zhihai Mao	Officer)

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2007 AND 2006

CHINA TRANSINFO TECHNOLOGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China TransInfo Technology Corp.

Gentlemen:

We have audited the accompanying consolidated balance sheet of China TransInfo Technology Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China TransInfo Technology Corp. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Simon & Edward, LLP

City of Industry, California
February 10, 2008

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$6,842,238	$1,321,164
Restricted cash	243,852	128,200
Accounts receivable	4,246,805	2,756,541
Cost and estimated earnings in excess of billings on uncompleted contracts	2,659,969	624,589
Prepayments	2,328,289	1,116,580
Other receivable	812,268	125,556
Deferred tax assets	250,668	461,982
Other current assets	226,061	85,019
Total current assets	17,610,150	6,619,631

Prepayment on investment	260,490	243,580

Property and equipment, net	3,574,722	238,545

Deferred tax assets	-	211,145

Deposits	-	11,701

Loans to others	-	269,989

Total assets	$21,445,362	$7,594,591

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$446,143	$162,503
Notes payable	-	641,000
Billings in excess of costs and estimated earnings on uncompleted contracts	258,265	335,286
Accrued expenses	389,432	357,598
Total current liabilities	1,093,840	1,496,387

Minority Interest	655,876	4,768

Stockholders' equity :

Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized , 19,601,107 shares issued and outstanding	19,601	-
Additional paid-in capital	10,905,114	2,416,000
Retained earnings	7,883,747	3,462,666
Accumulated other comprehensive gain - translation adjustments	887,184	214,770

Total stockholders' equity	19,695,646	6,093,436

Total liabilities and stockholders' equity	$21,445,362	$7,594,591

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

	2007	2006

Revenues	$11,864,629	$7,177,023

Cost of revenues	5,612,372	3,220,259

Gross profit	6,252,257	3,956,764

Expenses:
Selling, general, and administrative expenses	1,401,169	846,711

Income from operations	4,851,088	3,110,053

Other income (expense):
Interest income	60,289	1,728
Interest expense	(13,968)	(35,278)
Subsidy income	146,058	53,431
Decrease in fair value of warrant liability	64,359	-
Minority interest	(396,585)	(4,670)
Other income - net	160,446	(18,655)
Total other income (expense)	20,599	(3,444)

Net income before income taxes	4,871,687	3,106,609

Income tax expense	450,606	119,719

Net income	$4,421,081	$2,986,890

Weighted average shares of outstanding - basic	15,520,661	8,597,140
Weighted average shares of outstanding - diluted	15,698,439	8,597,140
Income per share -
basic	$0.28	$0.35
diluted	$0.28	$0.35

Comprehensive income
Net income	$4,421,081	$2,986,890
Translation adjustments	672,414	162,286
Comprehensive income	$5,093,495	$3,149,176

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Gain	Equity

Balance, January 1, 2006	-	$-	$2,416,000	$475,776	$52,484	$2,944,260

Translation adjustments					162,286	162,286

Net income for the year				2,986,890		2,986,890

Balance, January 1, 2007	-	-	2,416,000	3,462,666	214,770	6,093,436

Conversion of convertible notes	12,769	13	26,802			26,815

Issuance of common shares for warrant converted cashlessly	239,023	239	(239)			-

Issuance of common shares to former directors	40,000	40	(40)			-

Cancelled 2,043,783 shares of common stock	(2,043,784)	(2,044)	2,044			-

Recapitalization on reverse acquisition	19,561,432	19,561	6,295,707			6,315,268

Issuance of common shares	1,777,778	1,778	3,198,222			3,200,000

Issuance of common shares for services in connection with reverse merger	13,889	14	(14)			-

Issuance of warrant for services in connection with reverse merger			(1,104,166)			(1,104,166)

Paid Transaction Cost debit to APIC			(1,492,361)			(1,492,361)

Effect of subsidiary equity transactions			323,247			323,247

Warrants issued for services valued at $5.0 per share			200,105			200,105

Reclassification of warrant liability			1,039,807			1,039,807

Net income for the year				4,421,081		4,421,081

Translation adjustments					672,414	672,414

Balance, December 31, 2007	19,601,107	$19,601	$10,905,114	$7,883,747	$887,184	$19,695,646

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006
Cash flows from operating activities:
Net income	$4,421,081	$2,986,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	41,915	33,055
Minority interest	396,585	4,670
Warrants issued for service	200,105
Change in fair value of warrant liability	(64,359)	-
Changes in operating assets:
Deferred income tax expense (benefit)	450,606	119,719
(Increase) Decrease in restricted cash	(102,524)	(125,570)
Increase in accounts receivable	(1,247,452)	(987,761)
Increase in prepayment	(1,089,273)	(658,985)
Increase in other receivable	(577,078)	10,974
Increase in cost and estimated earnings in excess of billings on uncompleted contracts	(1,913,123)	(151,233)
Increase in other current assets	(129,788)	(17,454)
Increase (Decrease) in accounts payable	261,572	(79,746)
Increase (Decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(96,324)	(31,507)
Decrease in accrued expenses	(466,400)	98,900
Net cash provided by (used in) operating activities	85,543	1,201,952

Cash flows from investing activities:
Cash acquired from reverse acquisition	9,199,660	-
(Increase) Decrease in loan to others	277,297	9,292
Payment of cash to the shareholders of the accounting acquirer	(2,000,000)	-
(Increase) Decreae in other assets - deposits	12,018	(2,472)
Purchases of property and equipment	(3,236,664)	(191,868)
Net cash provided by (used in) investing activities	4,252,311	(185,048)

Cash flows from financing activities:
Proceeds from (payments of) short-term borrowings	(658,350)	125,570
Merger costs to be charged directly to equity	(1,492,361)	-
Proceeds from issuing shares	3,200,000	-
Net cash provided by financing activities	1,049,289	125,570

Effect of foreign currency exchange translation	133,931	28,999

Net increase (decrease) in cash	5,521,074	1,171,473

Cash - beginning	1,321,164	149,691
Cash - ending	$6,842,238	$1,321,164

Supplemental disclosures:
Interest paid	$13,986	$35,278
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

We had an obligation to increase the ownership interest in PKU held by our subsidiary, Oriental Intra-Asia, from 85% to 95% pursuant to a securities purchase agreement that we entered into with certain investors in the private placement transaction that was consummated on May 14, 2007. On July 6, 2007, to satisfy this contractual obligation, we authorized Beijing Tiandi Zuobiao Technology Co., Ltd., or Beijing Tiandi, to act as our administrative agent and nominee to effectuate the required registered capital increase on our behalf and to make necessary governmental filings for and obtain permits and licenses in connection with the increased capital contribution. Our subsidiary, Oriental Intra-Asia, entered into an entrust agreement, or the Entrust Agreement, with Beijing Tiandi and PKU to govern the agent/nominee relationship. Oriental Intra-Asia contributed RMB 40 million to the capital of PKU by making a RMB 40 million payment to Beijing Tiandi, as nominee under the Entrust Agreement, who in turn immediately contributed such capital to PKU. This payment (i) increased the contribution to PKU’s registered capital made by or on the behalf of Oriental Intra-Asia from RMB 17 million (approximately $2.3 million) to RMB 57 million (approximately $7.6 million), (ii) satisfied Oriental Intra-Asia’s contractual obligation to increase its beneficial ownership in PKU to 95% and (iii) resulted in Beijing Tiandi holding of record approximately 67% of the ownership interests of PKU.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The required approvals having been obtained and the capital contribution completed by Beijing Tiandi on Oriental Intra-Asia’s behalf, on November 8, 2007, Oriental Intra-Asia exercised its rights under the Entrust Agreement to cause Beijing Tiandi to transfer Beijing Tiandi’s 67% record ownership interests in PKU to Oriental Intra-Asia and both parties, together with PKU, verbally agreed to such transfer. Following such transfer, Oriental Intra-Asia will hold such interests directly instead of through Beijing Tiandi, as a nominee. Beijing Administration of Industry and Commerce has approved PKU’s transfer and granted a new business license to PKU on November 9, 2007.

PKU is in the business of providing Geography Information System (GIS) application services to the Chinese governments in the sectors of Transportation, Land and Resources, and Digital City. PKU offers GIS application services that cover GIS system planning, deployment, system construction, data testing, system audit and optimization, user’s manual and customer training, through self-developed GIS platform software products applicable for two-dimension and three-dimension system models. PKU was incorporated in Beijing, China on October 30, 2000.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly wholly owned subsidiary Oriental Intra-Asia Entertainment (China) Limited, Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”) and Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of December 31, 2007, the exchange rate between the RMB (¥) and the USD ($) was ¥1=$0.1371.The weighted-average rates of exchange between the RMB and the USD as of December 31, 2007 and 2006 were ¥1=$0.13167 and ¥1=$0.12557, respectively. Total translation adjustment recognized as of December 31, 2007 and 2006 is $887,184 and $214,770 , respectively.

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

New Accounting Pronouncements

 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management is still evaluating the impact, if any, that the adoption of SFAS 157 and FSP 157-2 will have on our financial position, results of operations, or cash flows.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Stateme0147nts - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
2.	RESTRICTED CASH

During the fourth quarter of 2007, the Company deposited ¥1,778,640, or $243,852 in one of its banks to facilitate a fund verification letter issued by the bank to the Company’s customers. The verification letters are a contractual term requested by the customers and are valid for 3 months. This amount is recorded as Restricted Cash.

3.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

December 31, 2007

Costs incurred on uncompleted contracts	$4,147,244
Estimated earnings on uncompleted contracts	7,500,636

11,647,880
Less: billings to date	9,246,176

Total	$2,401,704

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

December 31, 2007

Costs and estimated earnings in excess of billings on uncompleted contracts	$2,659,969
Billings in excess of costs and estimated earnings on uncompleted contracts	(258,265)

Total	$2,401,704

4.	CREDIT AGREEMENT

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

5.	PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

December 31,2007

Automobiles	$125,929
Machinery and equipments	422,056
Furniture and fixtures	40,939
Prepayment for building	864,285
Work-in-progress	2,279,616

3,732,825
Less: accumulated depreciation	(158,103)

Property and equipment, net	$3,574,722

On June 2, 2007, the Company entered into an agreement to purchase an office building for approximately $1,336,000. As of December 31, 2007, the Company has paid $864,285.

The Company entered an agreement with Rental Car Association of City of Urumqi for installation of a global positioning system ("GPS") control system. Per the agreement, the Company will install GPS Control Terminals on the 5,220 rental and taxi cars in the city of Urumqi in exchange for rights of interior or exterior advertisements on each taxi’s rear window, top light (LED display) and interior. According to the agreement, the Company should start to operate the system on October 1, 2007 for a period of 15 years; however, the deployment had not been completed as of December 31, 2007. As of December 31, 2007, the Company has incurred the total costs of $2,279,616 for the deployment, which were recorded as Work-in-progress.

6.	SHARE-BASED PAYMENTS

“Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. It was determined that the Company's warrants qualify for accounting treatment under EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock". Under the terms of the warrant agreements, if the Company fails to deliver the required number of Warrant Shares, the Company will be obligated to pay cash to settle the warrant claims. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of the warrants are presented on the accompanying consolidated balance sheet as “Accrued Warrant Liability” and the changes in the values of these warrants are shown in the accompanying consolidated statement of operations as “Decrease in fair value of warrants liability.” Such gains and losses are non-operating and have no effect on cash flows from operating activities.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

6.	SHARE-BASED PAYMENTS (Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. The Company issued warrants to Anteaus Capital, Inc., in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger related services on May 14, 2007, with an exercise price of $1.80 per share. These warrants will expire on May 13, 2014 pursuant to the common stock purchase warrant agreement. The Company used the Black-Scholes option pricing model to determine the fair value of the stock warrants on May 14, 2007. On May 14, 2007, the fair value was as at $3.97 per share, resulting in a share-based compensation totaling $1,104,166. On November 29, 2007, the Company and Anteaus Capital, Inc. entered an amendment to the Company’s common stock purchase warrants. The amendment eliminated the clause subject to which if the Company fails to deliver the required number of Warrant Shares, the Company will be obligated to pay cash to settle the warrant claims. The 277,778 warrants issued to Antaeus Capital, Inc. have been re-valued at $1,039,807, and reclassified to Additioanl Paid-in Capital from Accrued Warrant Liability. Other income of $64,359 was recorded to account for the warrants at fair value.

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	May 14, 2007	November 29, 2007

Expected volatility	203%	148%
Expected life (years)	7	6.46
Risk free interest rate	4.6%	3.72%

On November 30, 2007, the Company issued warrants to CCG Investor Relations Partners LLC, in aggregate, to purchase 50,000 shares of the Company’s common stock in connection with investor relations services, with an exercise price of $5.00 per share. These warrants will expire on November 29, 2010 pursuant to the common stock purchase warrant agreement. The fair market value of these stock warrants was $200,105 and was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 3.08%; volatility of 148% and an expected term of three years.

The expected volatilities are based on the historical volatility of the Company’s stock. The observations were made in a 52-week period. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

6.	SHARE-BASED PAYMENTS (Continued)

A summary of stock warrants for the nine months ended December 31, 2007 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)
Outstanding at January 1, 2007	436,187	$2.63	30.77
Granted	277,778	1.80	-
	50,000	5.00
Exercised or converted	(239,023)	2.63	-
Forfeited or expired	(197,164)	2.63	-
Outstanding at December 31, 2007	327,778	2.29	70.11

Exercisable at December 31, 2007	327,778	$2.29	70.11

7.	EQUITY TRANSACTIONS

In April 2007, per the request of the note holders, $21,000 of convertible promissory notes and $5,815 of accrued interest totaled $26,815 were converted into 12,769 shares of the Company’s common stock at $0.28 per share.

In April 2007, 239,023 common shares converted from warrants and issued to the warrant holders cashlessly.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

7.	EQUITY TRANSACTIONS (Continued)

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

Total transaction costs of $1,492,361, including legal, accounting and investment banking fees, etc., were charged directly to equity as a reduction from the cash consideration received for the newly-issued common stock.

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

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of January 1, 2007 or December 31, 2007. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits within 12 months from December 31, 2007.

The Company, through its subsidiaries, PKU, Beijing Tian Hao and Beijing Zhangcheng is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $3,300,000 as of December 31, 2007 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $1,300,000 due to uncertainty of its realization.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

8.	INCOME TAXES (Continued)

The income tax expense was as follows:

	Year Ended December 31, 2007
	Domestic		Foreign
	Federal	State	China
Current	$-	$-	$-
Deferred	-	-	450,606
	$-	$-	$450,606

PKU qualifies as a “new or high-technology enterprise” located in a high-tech zone in Beijing, and is entitled to a preferential tax rate at 15% on the net income for PRC income tax purpose in 2007.

Beijing Tian Hao and Beijing Zhangcheng qualify as “new or high-technology enterprise” located in a high-tech zone in Beijing, and are entitled for tax exemptions on the net income for PRC income tax purpose in 2007.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2007 were as follows:

	Foreign			Domestic
Deferred Tax Assets	In RMB	Currency Exchange Rate	In USD	In USD
Net operating loss carryforwards	¥1,828,361	0.1371	$250,668	$1,300,000
Valuation allowance	-	0.1371	-	(1,300,000)
Net deferred tax assets	¥1,828,361		$250,668	$-

As of December 31, 2007, the Company had net operating loss carryforwards for China income tax purposes of approximately ¥12,200,000, or $1,673,000, which, if used to offset future taxable income, will expire in year beginning in 2012.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

9.	INCOME PER SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share” (“SFAS No. 128”). Basic Earnings per Share (“EPS”) are computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock warrants. Stock warrants to purchase 327,778 shares with an average exercise price $2.29 per share were outstanding as of December 31, 2007. Stock warrants to purchase 327,778 shares were included in the determination of potential common shares equivalents because the average market prices per share of the Company’s common stock for the year ended December 31, 2007 was higher than the weighted average exercise price.

10.	COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first year. Upon completion of the first year of employment, employees earn one (1) additional day for each additional year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2007, vacation liability existed in the amount of $0.

11.	RELATED-PARTY TRANSACTIONS

Operating Leases---The Company leases its facility from a former shareholder under an operating lease agreement which expires on December 1, 2008. The base rent is approximately $8,000. Rent expense under this lease agreement amounted to approximately $96,000 for the year ended December 31, 2007.

Approximately future minimum obligations under the above operating lease at December 31, 2007 amounted $88,000.

12.	CONCENTRATION

a. Cash

The Company maintains cash in two commercial banks located in California. Up to $100,000 of the balance in each bank was insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of December 31, 2007, uninsured balances totaled $1,963,533.

b. Major Customers

During the year ended December 31, 2007, two of the Company’s customers accounted for approximately $3,030,318 of the total revenues. Those customers comprised approximately 25.54% of the total sales during the year ended December 31, 2007. Included in accounts receivable is approximately $429,000 from these customers as of December 31, 2007.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARY
(FORMERLY INTRA-ASIA ENTERTAINMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

13.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at December 31, 2007 was as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at January 1, 2007	$214,770	$214,770
Change for the year ended December 31, 2007	672,414	672,414

Balance at December 31, 2007	$887,184	$887,184

14.	SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

Year Ended December 31, 2007
Non-cash Transactions

Common stock	$13
Additional paid-in capital	1,077,364
Convertible notes	(21,000)
Accrued interest	(5,815)
Accrued warrant liability	(1,104,166)

15.	SUBSEQUENT EVENTS

On November 27, 2007, the Board of Directors of the Company appointed Zhihai Mao as the new Chief Financial Officer of the Company, effective January 1, 2008. From January 1, 2008, Danxia Huang, the Company's Vice President of Finance, will no longer perform the functions of the Company's Chief Financial Officer.

On January 7, 2008, the Company and Mr. Zhihai Mao, Chief Financial Officer of the Company, entered into a stock option agreement. Pursuant to the terms of the agreement, Mr. Mao was granted a non-qualified stock option on January 7, 2008 to purchase 200,000 shares of common stock of the Company at an exercise price of $6.70 per share, which was the closing price per share of the Company's common stock as reported on the OTC Bulletin Board on such date. The Option has a term of ten years and expires on January 7, 2018. The Option vests in equal installments on a quarterly basis over a three-year period beginning on January 7, 2008.

******

EXHIBITS

Exhibit No.	Description
2.1
Share Exchange Agreement, dated May 14, 2007, among the registrant, Cabowise International Ltd., its shareholders, Weicheng International Inc. and Foster Growth Ltd [Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 14, 2007]

3.1
Amended and Restated Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on December 19, 2003 [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 10-KSB filed on March 31, 2005]

3.2
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on August 20, 2007. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 23, 2007]

3.3	Bylaws of the registrant [Incorporated by reference to the registrant’s the registrant’s Registration Statement on Form SB-2 filed on March 30, 1999]

4.1	Form of Registration Rights Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 14, 2007].

4.2	Form of Lock-up Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 14, 2007].

4.3
Cancellation Agreement, dated May 14, 2007, among the registrant, Weicheng International Inc. and Forster Growth Ltd. [Incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on May 14, 2007]

4.4
Option Agreement, dated April 30, 2007, among Cabowise International Ltd., and certain grantors. [Incorporated by reference to Exhibit 4.4 to the registrant’s current report on Form 8-K filed on May 14, 2007].

4.5
Assignment and Assumption Agreement, dated May 14, 2007, between Cabowise International Ltd. and Oriental Intra-Asia Entertainment (China) Limited [Incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 8-K filed on May 14, 2007].

4.6	Common Stock Purchase Warrant issued to Antaeus Capital, Inc., dated May 14, 2007 [Incorporated by reference to Exhibit 4.6 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.1	Form of Securities Purchase Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.2	Form of Make Good Escrow Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.3
Closing Escrow Agreement, dated May 14, 2007 , by and among the registrant, certain selling stockholders, Antaeus Capital, Inc. and Thelen Reid Brown Raysman & Steiner LLP [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.4
Contract for Data Integration Project of Phase I of Beijing Municipal Management Information System of State Land, Resources and Housing Affairs, dated July 26, 2004, between Education and Information Center of Beijing Municipal Bureau of State Land and Resources and Beijing Institute of Surveying and Mapping, Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.5
Contract for Phase I of Software Development and System Integration of Production Dispatching and Command Center of China Netcom, dated January 20, 2005, between Beijing Zhongzheng Real-estate Development Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.6
Supplementary Contract for Data Integration Project of Phase I of Beijing Municipal Management Information System of State Land, Resources and Housing Affairs, dated December 31, 2005, between Beijing Municipal Bureau of State Land and Resources and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.7
Contract for the Project of Traffic Statistics Information System (Phase I), dated August 4, 2006, between Scientific Research Institute under the Ministry of Transportation and Communications and Beijing Join-Cheer Software Co., Ltd. Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.8
Contract for Technical Development and Technical Service of Phase II of Planning Information System for the Planning Academy under the Ministry of Communications, dated June 12, 2006, between Planning & Research Institute of Ministry of Communications and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.9
Purchasing Contract, dated December 12, 2006, between ESRI China (Beijing) Limited and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.10
Purchasing Contract, dated May 19, 2005, between Beijing Federal Software Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.11
Material Purchase Contract of Zhongzheng Building, dated December 28, 2004, between Huapeng (Group) Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.12
Purchase Contract, dated September 7, 2006, between Beijing Qiankunjianye Science and Technology Development Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.13
Sale Contract, dated June 18, 2004, between Landesk (Beijing) Software Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.14
Standard Contract signed with Executive Officers - Form of Labor Contract between executive officers and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.15
Lease Contract of E-Wing Center, dated November 25, 2004,. between Zhao Li and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.15 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.16
Loan Contract, dated September 15, 2006, between Bank of Beijing Co., Ltd. Youyi Branch and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.16 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.17
Service Agreement, dated November 1, 2006, between Beijing Jinzhengdong Human Resources Consultant Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.17 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.18
Cooperation Agreement, dated August 6, 2006, between Beijing PKU Chinafront Technology Co., Ltd. and Earth and Space College, Peking University, [Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.19
Bridge Loan Agreement, dated October 18, 2006, between Talent Global International Company and Beijing PKU Chinafront Technology Co., Ltd.[Incorporated by reference to Exhibit 10.19 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.20
Standard Contracts with Employees - Labor Contract between employees and Beijing Jinzhengdong Human Resources Consultant Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.21	Labor Contract between Xia Shudong and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.22	Labor Contract between Huang Danxia and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.23	Labor Contract between Lai Zhibin and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.23 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.24	Labor Contract between Zhang Zhiping and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.25
Equity Transfer Agreement, dated May 14, 2007, between Xia Shudong, Zhang Zhiping, Lai Zhibin, Yang Chuang and Oriental Intra-Asia Entertainment (China) Limited. [Incorporated by reference to Exhibit 10.25 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.26
Real Property Purchase Agreement, dated June 2, 2007, between Mr. Zhao Li and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-QSB filed on August 16, 2007].

10.27
Entrust Agreement, dated July 6, 2007, among Oriental Intra-Asia Entertainment (China) Limited, Beijing Tiandi Zuobiao Technology Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form SB-2 on May 14, 2007.]

10.28
Employment Agreement by and between China Trans Info Technology Corp. and Zhihai Mao, dated November 27, 2007. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 3, 2007].

10.29
Stock Option Agreement by and between China TransInfo Technology Corp. and Zhihai Mao dated January 7, 2008. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 11, 2008].

14	Business Ethics Policy and Code of Conduct [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 14, 2007].

21	Subsidiary of the registrant*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.