Form 10-Q
period 2008-03-31
China TransInfo Technology Corp.
filed 2008-05-13
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51792

CHINA TRANSINFO TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0616524
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

07 Floor E-Wing Center
No. 113 Zhichunlu, Haidian District
Beijing, China 100086
 (Address of principal executive offices, Zip Code)
(86) 10-82671299

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	19,601,107

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGE

UNAUDITED CONSOLIDATED BALANCE SHEETS	2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	3

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6-20

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS

Cash and cash equivalents	$5,442,822	$6,842,238
Restricted cash	35,700	243,852
Accounts receivable	4,567,662	4,246,805
Cost and estimated earnings in excess of billings on
uncompleted contracts	3,101,847	2,659,969
Prepayments	2,653,664	2,328,289
Other receivable	1,472,181	812,268
Deferred tax assets	328,119	250,668
Other current assets	2,768	226,061
Total current assets	17,604,763	17,610,150
Prepayment on investment	271,320	260,490
Property and equipment, net	6,273,718	3,574,722
	$24,149,801	$21,445,362

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$578,562	$446,143
Billings in excess of costs and estimated earnings on
uncompleted contracts	115,214	258,265
Accrued expenses	414,496	389,432
Total current liabilities	1,108,272	1,093,840

Minority Interest	749,838	655,876

Stockholders' equity :
Preferred stock, par value $0.001 per share, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares
authorized , 19,601,107 shares issued and outstanding	19,601	19,601
Additional paid-in capital	10,947,850	10,905,114
Retained earnings	9,601,044	7,883,747
Accumulated other comprehensive gain - translation adjustments	1,723,196	887,184

Total stockholders' equity	22,291,691	19,695,646

Total liabilities and stockholders' equity	$24,149,801	$21,445,362

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
 UNAUDITED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$4,641,249	$2,624,546

Cost of revenues	2,262,425	1,761,435

Gross profit	2,378,824	863,111

Expenses:
Selling, general, and administrative expenses (include
(stock-based compensation of $42,736 and $0, respectively)	648,400	277,995

Income from operations	1,730,424	585,116

Other income (expense):
Interest income	15,228	1,007
Interest expense	-	(7,986)
Minority interest	(93,962)	(22,587)
Other income(expense) - net	-	78,335
Total other income (expense)	(78,734)	48,769

Net income before income taxes	1,651,690	633,885

Provision for income taxes	(65,607)	(51,445)

Net income	$1,717,297	$685,330

Weighted average shares of outstanding - basic	19,601,107	17,809,440
Weighted average shares of outstanding- diluted	19,853,523	17,809,440
Income (Loss) per share -
basic	$0.09	$0.04
diluted	$0.09	$0.04

Comprehensive income
Net income	$1,717,297	$685,330
Translation adjustments	836,012	63,903
Comprehensive income	$2,553,309	$749,233

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Gain	Equity
Balance, January 1, 2006	-	$-	$2,416,000	$475,776	$52,484	$2,944,260

Translation adjustments					162,286	162,286

Net income for the year				2,986,890		2,986,890

Balance, January 1, 2007	-	-	2,416,000	3,462,666	214,770	6,093,436

Conversion of convertible notes	12,769	13	26,802			26,815

Issuance of common shares for
warrant converted cashlessly	239,023	239	(239)			-

Issuance of common shares to former directors	40,000	40	(40)			-

Cancelled 2,043,783 shares of common stock	(2,043,784)	(2,044)	2,044			-

Recapitalization on reverse acquisition	19,561,432	19,561	6,295,707			6,315,268

Issuance of common shares	1,777,778	1,778	3,198,222			3,200,000

Issuance of common shares for services
in connection with reverse merger	13,889	14	(14)			-

Issuance of warrant for services
in connection with reverse merger			(1,104,166)			(1,104,166)

Paid Transaction Cost debit to APIC			(1,492,361)			(1,492,361)

Effect of subsidiary equity transactions			323,247			323,247

Warrants issued for services valued at $5.0 per share			200,105			200,105

Reclassification of warrant liability			1,039,807			1,039,807

Net income for the year				4,421,081		4,421,081

Translation adjustments					672,414	672,414

Balance, January 1, 2008	19,601,107	19,601	10,905,114	7,883,747	887,184	19,695,646

Stock-based compensation			42,736			42,736

Translation adjustments					836,012	836,012

Net income for the period (Unaudited)				1,717,297		1,717,297

Balance, March 31, 2008	19,601,107	$19,601	$10,947,850	$9,601,044	$1,723,196	$22,291,691

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,717,297	$685,330
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization expenses	21,368	14,183
Minority interest	93,962	(222)
Stock-based compensation	42,736
Changes in operating assets:
(Increase) decrease in restricted cash	213,658	-
Deferred income tax expense (benefit)	(65,607)	(51,445)
(Increase) Decrease in accounts receivable	(141,233)	(330,863)
(Increase) Decrease in prepayment	(223,726)	(458,544)
(Increase) Decrease in other receivable	(403,223)	(54,975)
(Increase) Decrease in cost and estimated earnings
in excess of billings on uncompleted contracts	(324,259)	(201,073)
(Increase) Decrease in other current assets	14,739	(19,715)
Increase (Decrease) in accounts payable	111,455	(2,602)
Increase (Decrease) in billings in excess of costs
and estimated earnings on uncompleted contracts	(150,526)	(283,631)
Increase (Decrease) in accrued expenses	11,198	23,067
Net cash provided by (used in) operating activities	917,839	(680,490)

Cash flows from investing activities

Cash flows from investing activities:
(Increase) in loan to others	-	(54,700)
Decreae in other assets - deposits	-	(1,071)
Purchases of property and equipment	(2,517,627)	(227)
Net cash used in investing activities	(2,517,627)	(55,998)

Cash flows from financing activities:
Proceeds from (payments of) short-term borrowings	-	(258,020)
Net cash provided by financing activities	-	(258,020)

Effect of foreign currency exchange translation	200,372	9,620

Net increase (decrease) in cash	(1,399,416)	(984,888)

Cash - beginning	6,842,238	1,321,164
Cash - ending	$5,442,822	$336,276

Supplemental disclosures:
Interest paid	$-	$7,986
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Cabowise does not have any subsidiaries nor is it engaged in any business. Cabowise’s sole asset was its option to purchase an eighty-five percent (85%) interest in PKU (the “PKU Option”). Pursuant to the share exchange agreement, Cabowise agreed to assign the PKU Option to Oriental Intra-Asia. On May 14, 2007, Cabowise, the Company and Oriental Intra-Asia entered into an assignment and assumption agreement whereby Cabowise assigned the PKU Option to Oriental Intra-Asia. On May 14, 2007, Oriental Intra-Asia exercised the PKU Option, and Oriental Intra-Asia became the owner of an eighty-five percent (85%) equity interest in PKU. On November 9, 2007, PKU completed the legal registration procedure of increasing registered capital contributed by Oriental Intra-Asia and obtained the approval of the Beijing Administration of Industry and Commerce. A new business license was issued to PKU at the same time. Currently Oriental Intra-Asia has 95% ownership of PKU.

PKU is in the business of providing Geography Information System (“GIS”) application services to the Chinese governments in the sectors of Transportation, Land and Resources, and Digital City. PKU offers GIS application services that cover GIS system planning, deployment, system construction, data testing, system audit and optimization, user’s manual and customer training, through self-developed GIS platform software products applicable for two-dimension and three-dimension system models. PKU was incorporated in Beijing, China on October 30, 2000.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly wholly owned subsidiary Oriental Intra-Asia, PKU, Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”) , Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”) and Xingjing Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of March 31, 2008 and December 31, 2007, the exchange rates between RMB(¥) and the USD was RMB¥1 = USD$0.1428 and RMB¥1 = USD$0.1371, respectively. The weighted-average rate of exchange between RMB and USD was RMB¥11 = USD$0.13977 and RMB¥11 = USD$0.12557, respectively. Total translation adjustment recognized as of March 31, 2008 and December 31, 2007 is $1,723,196 and $887,184, respectively.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

2.	RESTRICTED CASH

As of March 31, 2008 and December 31, 2007, the Company deposited ¥250,000, or $35,700 and ¥1,778,640, or $243,852, respectively, in a bank to facilitate a fund verification letter issued by the bank to the Company’s customers. The verification letters are a contractual term requested by the customers and are valid for 3 months. The amounts were recorded as Restricted Cash.

3.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

	March 31, 2008	December 31, 2007
	(UNAUDITED)
Costs incurred on uncompleted contracts	$4,690,908	$4,147,244
Estimated earnings on uncompleted contracts	7,529,389	7,500,636

	12,220,297	11,647,880
Less: billings to date	9,233,664	9,246,176

Total	$2,986,633	$2,401,704

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

	March 31, 2008	December 31, 2007
	(UNAUDITED)
Costs and estimated earnings in excess of
billings on uncompleted contracts	$3,101,847	$2,659,969
Billings in excess of costs and estimated
earnings on uncompleted contracts	(115,214)	(258,265)

Total	$2,986,633	$2,401,704

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

4.	PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

	March 31, 2008	December 31, 2007
	(UNAUDITED)
Automobiles	$409,892	$125,929
Machinery and equipments	458,374	422,056
Furniture and fixtures	52,472	40,939
Prepayment for building	1,043,018	864,285
Work-in-progress	4,496,469	2,279,616

	6,460,225	3,732,825
Less: accumulated depreciation	(186,507)	(158,103)

Property and equipment, net	$6,273,718	$3,574,722

On June 2, 2007, the Company entered into an agreement to purchase an office building for approximately $1,336,000. As of March 31, 2008 and December 31, 2007, the Company has paid $1,043,018 and $864,285, respectively.

The Company entered into an agreement with Rental Car Association of City of Urumqi for installation of a global positioning system ("GPS") control system. Pursuant to the agreement, the Company will install GPS Control Terminals on the 5,220 rental and taxi cars in the city of Urumqi in exchange for rights of interior or exterior advertisements on each taxi’s rear window, top light (LED display) and interior. According to the agreement, the Company should start to operate the system on October 1, 2007 for a period of 15 years; however, the deployment had not been completed as of March 31, 2008. As of March 31, 2008 and December 31, 2007, the Company has incurred the total costs of $3,915,505 and $2,279,616, respectively, for the deployment, which were recorded as Work-in-progress. In addition, on March 31, 2008, the Company entered into an Agreement for Installation of Taxi GPS Monitoring System with the Urumqi City Transportation Bureau (the “Transportation Bureau”), which is the higher management authority of the Rental Car Association of City of Urumqi. The agreement reconfirmed the Company’s responsibility for providing to the Transportation Bureau's Passenger Transport Office with equipments for LED-based GPS monitoring, network hardware, GPS monitoring platform, and LED-based information release platform and software in exchange for the 15 years’ taxi advertising rights.. The Transportation Bureau further guarantees that the Company will be its exclusive cooperation partner for a period of 15 years. No changes related to this guaranty will be made during the 15-year period.

The Company entered into a contract with the Huhhot Comprehensive Traffic Information Center and the Huhhot Department of Transportation Administration on January 28, 2008 to exclusively invest in and construct the LED stripe screen advertisement broadcasting system for taxis (LSABS) in the city of Huhhot. The contract is for a period of 15 years, and the Company will provide funding for LED strip screens and taxi top light alterations to construct the city’s Taxi Advertising and Information Release System. As of March 31, 2008, the Company has incurred costs totaled $580,964, which were recorded as Work-in-progress.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

5.	SHARE-BASED PAYMENTS

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

(1)  Warrants

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. The Company issued warrants to Antaeus Capital, Inc., in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger related services on May 14, 2007, with an exercise price of $1.80 per share. These warrants will expire on May 13, 2014 pursuant to the common stock purchase warrant agreement. The Company used the Black-Scholes option pricing model to determine the fair value of the stock warrants on May 14, 2007. On May 14, 2007, the fair value was as $3.97 per share, resulting in a share-based compensation totaling $1,104,166. On November 29, 2007, the Company and Antaeus Capital, Inc. amended the warrant, whereby the parties eliminated the clause under which if the Company fails to deliver the required number of Warrant Shares, the Company will be obligated to pay cash to settle the warrant claims. The 277,778 warrants issued to Antaeus Capital, Inc. have been re-valued at $1,039,807, and reclassified to Additional Paid-in Capital from Accrued Warrant Liability as of November 29, 2007.

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	May 14, 2007	November 29, 2007
Expected volatility	203%	148%
Expected life (years)	7	6.46
Risk free interest rate	4.6%	3.72%

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

5.	SHARE-BASED PAYMENTS (Continued)

On November 30, 2007, the Company issued warrants to CCG Investor Relations Partners LLC, in aggregate, to purchase 50,000 shares of the Company’s common stock in connection with investor relations services, with an exercise price of $5.00 per share. These warrants will expire on November 30, 2010 pursuant to the common stock purchase warrant. The fair market value of these stock warrants was $200,105 and was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 3.08%; volatility of 148% and an expected term of three years.

The expected volatilities are based on the historical volatility of the Company’s stock. The observations were made in a 52-week period. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

A summary of stock warrants for the quarter ended March 31, 2008 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)
Outstanding at January 1, 2007	436,187	$2.63	30.77
Granted	277,778	1.80	-
	50,000	5.00
Exercised or converted	(239,023)	2.63	-
Forfeited or expired	(197,164)	2.63	-
Outstanding at December 31, 2007	327,778	2.29	70.11
Granted	-	-
Exercised or converted	-	-
Forfeited or expired	-	-

Exercisable at March 31, 2008	327,778	$2.29	67.11

(2) Stock options

On January 7, 2008, the Company and Mr. Zhihai Mao, the Chief Financial Officer of the Company, entered into a stock option agreement. Pursuant to the terms of the stock option agreement, Mr. Mao was granted a non-qualified option on January 7, 2008 to purchase 200,000 shares of common stock of the Company at an exercise price of $6.70 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of ten years and expires on January 7, 2018. The option vests in equal installments on a quarterly basis over a three-year period beginning on January 7, 2008. The Company recorded compensation expense of $42,736 during the quarter ended March 31, 2008 in connection with the stock options.

The Company estimates the fair value of stock options using a Black-Scholes option pricing valuation model, consistent with the provisions of SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB "107").  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

5.	SHARE-BASED PAYMENTS (Continued)

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  The expected volatilities are based on the historical volatility of the Company’s stock. The observations were made in a 26-week period because the management believes the observation period selected better reflects the pattern of the Company’s future stock performance. The expected life of stock options is based on the estimated life of stock options outstanding. No dividends were assumed due to the nature of the Company’s current business strategy.  The following table presents the assumptions used for options granted:

March 31, 2008
Number of options	200,000
Expected volatility	53%
Expected life (years)	3.5
Risk free interest rate	3%

The weighted average grant date fair value of options granted was $2.76 per share. No options were exercised during the quarter ended March 31,2008.

As of March 31, 2008, total unrecognized compensation costs related to unvested stock options was $508,307. Unvested stock options are expected to be recognized over a period of 2.8 years.

A summary of options transactions during the quarter ended March 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1,2008	-	$-
Granted	200,000	$6.7
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31,2008	200,000	$6.7

Nonvested as of March 31, 2008	200,000	$6.7
Option exercisable as of March 31,2008:	-	$-

6.	EQUITY TRANSACTIONS

In April 2007, per the request of the note holders, $21,000 of convertible promissory notes and $5,815 of accrued interest totaled $26,815 were converted into 12,769 shares of the Company’s common stock at $0.28 per share.

In April 2007, 239,023 common shares converted from warrants and issued to the warrant holders pursuant to a cashless exercise.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
6.	EQUITY TRANSACTIONS (Continued)

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

On November 30, 2007, we issued CCG Investor Relations Partners LLC, or CCG, a three-year warrant to purchase 50,000 shares of our common stock at $5.00 per share in consideration for the investor relations services provided by CCG. The Company used the Black-Scholes option pricing model to determine the fair value of the stock warrants on the grant date and the fair market value of these stock warrants was $200,105.

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

7.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of December 31, 2007 or March 31, 2008. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believes that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the quarter ended March 31, 2008.

The Company, through its subsidiaries, PKU, Beijing Tian Hao, Beijing Zhangcheng and Xinjiang Zhangcheng is subject to the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $3,300,000 as of December 31, 2007 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $1,300,000 due to uncertainty of its realization.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
7.	INCOME TAXES (Continued)

The income tax expense was as follows:

	Quarter Ended March 31, 2008
	Domestic		Foreign
	Federal	State	China
Current	$-	$-	$-
Deferred	-	-	469,393
	$-	$-	$469,393

PKU and Xinjiang Zhangcheng are subject to a tax rate of 25% on the net income for PRC income tax purpose under the new Enterprise Tax Law in 2008.

Beijing Tian Hao and Beijing Zhangcheng, each qualifies as a “new or high-technology enterprise” located in a high-tech zone in Beijing and Urumqi, and is entitled for tax exemption on the net income for PRC income tax purpose in 2008.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2008 were as follows:

	Foreign			Domestic
Deferred Tax Assets	In RMB	Currency Exchange Rate	In USD	In USD
Net operating loss carryforwards	¥2,297,754	0.1428	$328,119	$1,300,000
Valuation allowance	-	0.1428	-	(1,300,000)
Net deferred tax assets	¥2,297,754		$328,119	$-

As of March 31, 2008, the Company had net operating loss carryforwards for Chinese income tax purposes of approximately ¥9,200,000, or $1,314,000, which, if used to offset future taxable income, will expire in year beginning in 2012.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
8.	INCOME PER SHARE

The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options include nonvested stock granted to employees. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested stock options are assumed to have been delivered on the grant date.

The computation of earnings per share is as follows:

	Three Months Ended March 31,
	2008	2007
Net Income, as reported:	$1,717,297	$685,330

Basic earnings per share:

Basic weighted average share outstanding	19,601,107	17,809,440

Basic earnings per common share	$0.09	$0.04

Diluted earnings per share:

Basic weighted average share outstanding	19,601,107	17,809,440

Effect of dilutive stock options and warrants	252,416	-

Diluted weighted average shares outstanding	19,853,523	17,809,440

Diluted earnings per common share	$0.09	$0.04

9.	COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first year. Upon completion of the first year of employment, employees earn one (1) additional day for each additional year. At termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2008, vacation liability existed in the amount of $0.

10.	RELATED-PARTY TRANSACTIONS

Operating Leases---The Company leases its facility from a former shareholder under an operating lease agreement which expires on December 1, 2008. The base rent is approximately $8,000 per month. Rent expense under this lease agreement amounted to approximately $24,000 for the three months ended March 31, 2008.

Approximately future minimum obligations under the above operating lease at March 31, 2008 amounted $64,000.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

11.	CONCENTRATION

a.  Cash

The Company maintains cash in two commercial banks located in California. Up to $100,000 of the balance in each bank was insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of March 31, 2008 and December 31, 2007, uninsured balances totaled $1,845,841 and $1,963,533, respectively.

b.  Major Customers

During the quarter ended March 31, 2008, four of the Company’s customers accounted for approximately $3,547,212 of the total revenues. Those customers comprised approximately 76% of the total sales during the quarter ended March 31, 2008. Included in accounts receivable is approximately $732,000 from these customers as of March 31, 2008.

12.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at March 31, 2008 was as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at January 1, 2007	$214,770	$214,770
Change for the year ended December 31, 2007	672,414	672,414

Balance at December 31, 2007	887,184	887,184
Change for the quarter ended March 31, 2008	836,012	836,012

Balance at March 31, 2008	$1,723,196	$1,723,196

13.	SUBSEQUENT EVENTS

On May 1, 2008, the board of directors (the “Board”) of the Company, in accordance with Article III of the Company’s Bylaws, increased the size of the Board of the Company from two to five and elected Messrs. Jay Trien, Zhongsu Chen and Dan Liu (the “Independent Directors”) as directors of the Company to fill the vacancies created by such increase, each to serve on the Board as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc. (the “Nasdaq Marketplace Rules”). The Board of the Company, including the Independent Directors, also established an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee and appointed each of the Independent Directors to each committee. Mr. Trien was appointed as the Chair of the Audit Committee, Mr. Liu was appointed as the Chair of the Compensation Committee and Dr. Chen was appointed as the Chair of the Governance and Nominating Committee. The Board also determined that Mr. Trien possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

13.	SUBSEQUENT EVENTS (Continued)

On the same day, the Company entered into separate Independent Director’s Contracts and Indemnification Agreements with each of the Independent Directors. Under the terms of the Independent Director’s Contracts, the Company agreed to pay Mr. Trien an annual fee of $30,000, Dr. Chen an annual fee of RMB 96,000 (approximately $13,714) and Mr. Liu an annual fee of $20,000, as compensation for the services to be provided by them as Independent Directors. Under the terms of the Indemnification Agreements, the Company agreed to indemnify the Independent Directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the Independent Directors in connection with any proceeding if the Independent Director acted in good faith and in the best interests of the Company.

The Company also entered into separate Stock Option Agreements with each of Mr. Trien and Dr. Chen. Under the terms of the Stock Option Agreements, the Company agreed to grant a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price equal to the closing price as reported on the OTC Bulletin Board on the grant date of the option. The options will vest in equal installments on a quarterly basis over a three-year period.

On May 9, 2008, our subsidiary, PKU, entered into an equity transfer agreement with two Chinese individual shareholders of China TranWiseway Information Technology Co., Ltd. (“China TranWiseway”), pursuant to which, PKU will acquire 16.67% ownership of China TranWiseway from these two individual shareholders for a cash price of RMB 4,000,000 (approximately $570,000). China TranWiseway is a high-tech company specializing in transportation information system and application developments and is majority-owned (the remaining 83.33%) by China Transportation Telecommunication Center, an institution under the Ministry of Communication.

******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise, references to:

“China TransInfo,” “the Company,” “we,” “us,” or “our” refer to the combined business of all of the entities that form our consolidated business enterprise;

“China,” “Chinese” and “PRC” refer to the People’s Republic of China;

“BVI” refer to the British Virgin Islands;

“SEC” refer to the United States Securities and Exchange Commission;

“Securities Act” refer to the Securities Act of 1933, as amended;

“Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

“RMB” refer to Renminbi, the legal currency of China; and

“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

Effective August 20, 2007, we implemented a 1-for-7.5 reverse stock split of issued and outstanding shares of our common stock which reduced the number of our issued and outstanding shares from 147,008,332 to 19,601,107 shares. Except where specifically indicated, all common share information (including information related to options and warrants to purchase common stock) has been restated to reflect the 1-for-7.5 reverse split.

Overview Our Business

We are a holding company that only operates through our indirect, majority-owned Chinese subsidiary Beijing PKU Chinafront High Technology Co., Ltd., or PKU. PKU was established with the approval of Haidian Branch of Beijing Municipal Administration of Industry and Commerce on October 30, 2000. PKU’s main business is software and other technology development, consulting, software and technology licensing, and systems integration. Through PKU, we are a total solutions provider of Geography Information Systems, or GIS, application software and services. PKU provides its products and services to various segments of the Chinese government, including the Transportation, Digital City and Land & Resources departments.

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

In the first quarter of 2008, we signed the first commercial contract for taxi advertisements in the city of Urumqi. The contract covers 4,000 taxis with a total value of RMB 2.35 million (US $.33 million) and will be effective from February 2008 until February 2009. We also signed a joint contract with the Huhhot Comprehensive Traffic Information Center and the Huhhot Department of Transportation Administration to construct an LED scrolling screen advertisement broadcasting system, or LSABS, for taxis in the city of Huhhot. The new LSABS system will display advertisements and other information both inside and outside of taxis. LSABS will be an integral part of the central traffic command and information coordination system in Huhhot, and we are providing free public information broadcasting services for the loca l government on these display screens. In exchange, we were granted exclusive advertising rights in the roughly 4,700 taxis which use our system for 15 years and exclusive rights to use real-time operations data from taxis, including taxi speed and location, free of charge. This information can be used by us in our real-time traffic communication products.

Our Current Organizational Structure

The chart below illustrates our current corporate structure:

Recent Developments

On May 1, 2008, our board of directors, or the Board elected Messrs. Jay Trien, Zhongsu Chen and Dan Liu as directors of the Company, or Independent Directors, each to serve on the Board as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc., or the Nasdaq Marketplace Rules. The Board of the Company, including the Independent Directors, also established an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee and appointed each of the Independent Directors to each committee. Mr. Trien was appointed as the Chair of the Audit Committee, Mr. Liu was appointed as the Chair of the Compensation Committee and Dr. Chen was appointed as the Chair of the Governance and Nominating Committee.

On the same day, the Company entered into separate Independent Director’s Contracts and Indemnification Agreements with each of the Independent Directors pursuant to which the Company agreed to pay Mr. Trien an annual fee of $30,000, Dr. Chen an annual fee of RMB 96,000 (approximately $13,714) and Mr. Liu an annual fee of $20,000. The Company also agreed to grant a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price equal to the closing price as reported on the OTC Bulletin Board on the grant date of the option. For additional information regarding the appointment of our independent directors, please see our current report on Form 8-K filed on May 6, 2008 and the exhibits attached thereto.

On May 9, 2008, our subsidiary, PKU, entered into an equity transfer agreement (the “Equity Transfer Agreement”) with two Chinese individual shareholders, Xu Wang and Tieying Zhao, of China TranWiseway Information Technology Co., Ltd. (“China TranWiseway”). Pursuant to the Equity Transfer Agreement, PKU will purchase 16.67% ownership of China TransWiseway from these two shareholders for a cash price of RMB 4,000,000 (approximately $570,000), among which, RMB 500,000 will be paid within three business days after the execution of the Equity Transfer Agreement and the rest RMB 3,500,000 will be paid within three business days after certain conditions to closing as set forth in the Equity Tranfer Agreement are met.

China TranWiseway is a high-tech company specializing in transportation information system and application developments and is majority-owned (the remaining 83.33%) by China Transportation Telecommunication Center , an institution under the Ministry of Communication.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first fiscal quarter of 2008, which resulted in continued growth in our revenues and net income. The GIS software and solutions industry in China continued its rapid development in the first quarter of 2008 due, in part, to the Chinese government’s preference to use “Made in China” GIS software applications and services for its government programs. As China continues to increase urbanization, the government’s needs for GIS software applications to manage that growth continues to grow. The need in this trend is primarily in the area of transportation, logistics and IT infrastructure for telephones and internet services. We were able to capitalize on this growth trend during the first quarter of 2008. We believe this trend will continue to result in the expansion of GIS software and services market and result in increased revenues for us.

The following are some financial highlights for the first quarter of 2008:

•	Revenues: Our revenues were $4.6 million for the first quarter of 2008, an increase of 76.84% from the same quarter of last year.

•	Gross Margin: Gross margin was 51.25% for the first quarter of 2008, as compared to 32.89% for the same period in 2007.

•	Operating Profit: Operating profit was $1.73 million for the first quarter of 2008, an increase from $0.59 million of the same period last year.

•	Net Income: Net income was $1.72 million for the first quarter of 2008, an increase of 150.58% from the same period of last year.

•	Fully diluted earnings per share was $0.09 for the first quarter of 2008.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table summarizes the results of our operations during the three-month periods ended March 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2007 to the three-month period ended March 31, 2008.

	Three Months Ended March 31,		Three Months Ended March 31,
	2008		2007

Revenues	$4,641,249	100.00%	$2,624,546	100.00%

Cost of revenues	2,262,425	48.75%	1,761,435	67.11%

Gross profit	2,378,824	51.25%	863,111	32.89%

Expenses:
Selling, general, and administrative expenses	648,400	13.97%	277,995	10.59%

Income from operations	1,730,424	37.28%	585,116	22.29%

Other income (expense):
Interest income	15,228	0.33%	1,007	0.04%
Interest expense	-		(7,986)	-0.30%
Minority interest	(93,962)	-2.02%	(22,587)	-0.86%
Other income(expense) - net	-		78,335	2.98%
Total other income (expense)	(78,734)	-1.70%	48,769	1.86%

Net income before income taxes	1,651,690	35.59%	633,885	24.15%

Provision for income taxes	(65,607)	-1.41%	(51,445)	-1.96%

Net income	$1,717,297	37.00%	$685,330	26.11%

Revenues. Revenues increased $2.02 million, or 76.84%, to $4.64 million for the three months ended March 31, 2008, from $2.62 million for the same period in 2007. This increase was mainly attributable to the increase of sales of our products and services as a result of the growing recognition of our brand name and technology as well as the rapidly developing market opportunities in the GIS market in China, especially in the transportation information sector.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended March 31, 2008	Percentage of Total Revenues	Three Months Ended March 31, 2007	Percentage of Total Revenues
Transportation	2,162,256	46.59%	1,186,613	45.21%
Digital City	1,916,883	41.30%	1,253,926	47.78%
Land & Resources	528,044	11.38%	171,735	6.54%
Other	34,066	0.73%	12,272	0.47%
Total	4,641,249	100.00%	2,624,546	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 87.89% and 92.99% of our sales for the three months ended March 31, 2008 and 2007, respectively. Sales in Land & Resources accounted for 11.38% and 6.54% of total sales over each of periods indicated above. Our success ratio when bidding on new contracts, was 90% during the three month periods ended March 31, 2008, which is about the same as that during the same period of 2007.

Cost of Goods Sold. Our cost of goods sold increased $0.50 million, or 28.44%, to $2,26 million for the three months ended March 31, 2008, from $1,76 million during the same period in 2007. This increase was mainly due to the increase in sales generally. As a percentage of revenues, the cost of goods sold decreased to 48.75% during the three moths ended March 31, 2008 from 67.11% in the same period in 2007, which was mainly attributable to the execution of higher margin contracts, which resulted in the increase in lower cost software component sales as a percentage of total sales during the first three months period of 2008.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Salary	$290,319	$214,988
Hardware	1,473,435	1,353,603
Software licenses	417,415	18,597
Outsourcing	29,145	56,216
Others	52,110	118,031
Total	$2,262,425	$1,761,435

Gross Profit. Our gross profit increased by $1,52 million, or 175.61%, to $2,38 million for the three months ended March 31, 2008 from $0.86 million during the same period in 2007. Gross profit as a percentage of revenues was 51.25% for the three months ended March 31, 2008, an increase of 18.36% from 32.89% during the same period in 2007. Such percentage increase was mainly due to the increase in sales of higher margin software component as a percentage of total sales and effective cost controls during the first three months period of 2008.

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

Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses increased $0.11 million, or 176.81%, to $0.17 million for the three months ended March 31, 2008 from $0.06 million during the same period in 2007. As a percentage of revenues, selling expenses increased to 3.65% for the three months ended March 31, 2008 from 2.33% for the same period in 2007. Such dollar increase of selling expenses was mainly attributable to our expanded operations and sales volume for the three months ended March 31, 2008.

Administrative Expenses. Our administrative expenses were $0.48 million (10.32% of total sales) and $0.27 million (8.26% of total sales) for the three months ended March 31, 2008 and 2007, respectively. The increase was mainly due to the increased staffing and more expenses associated being a public company. Also, we incurred noncash stock-based compensation expense of $42,736 (0.92% of total sales) for the three months ended March 31, 2008.

Income Taxes. Our Chinese direct subsidiary, PKU, and indirect subsidiary, Xinjiang Zhangcheng, are subject to Chinese enterprises income tax, or EIT, at a rate of 25% of the assessable profits. As approved by the local tax authority in the PRC, Beijing Tian Hao and Beijing Zhangcheng are entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year. As of March 31, 2008, PKU had net operating loss carry forwards for Chinese income tax purposes of approximately $1,314,000. We believe that the first cumulative profit-making year of PKU will be in the fiscal year 2009 for Chinese income tax purpose. For the three months ended March 31, 2007, we recognized income tax benefits of $0.05 million while for the same period in 2008, we recognized an income tax benefits of $0.07 million. All those tax benefits resulted from the increase in deferred tax assets.

Net Income. Net income increased by $1.03 million, or 150.58% to $1.72 million for the three months ended March 31, 2008 from $0.69 million for the same period of 2007, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2008, we had cash and cash equivalents (excluding restricted cash) of $5.44 million and restricted cash of $0.04 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	$917,839	$(680,490)
Net cash provided by (used in) investing activities	(2,517,627)	(55,998)
Net cash provided by (used in) financing activities	-	(258,020)
Net cash flow	(1,399,416)	(984,888)

Operating Activities

Net cash provided by operating activities was $0.92 million for the three-month period ended March 31, 2008, which is an increase of $1.60 million from $0.68 million net cash used in operating activities for the same period of 2007. The increase of the cash provided by operating activities was mainly attributable to the increase of our sales and net profit for the three months ended March 31, 2008 compared to the same period of 2007.

Investing Activities

Our main uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the three-month period ended March 31, 2008 was $2.52 million, which is an increase of $2.46 million from net cash used in investing activities of $0.06 million for the same period of 2007. The increase of the cash used in investing activities was mainly due to the purchases of GPS and LED screen equipments for our taxi media business during the three months period ended March 31, 2008.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2008 was $0, while in the same period of 2007 we had approximately $0.26 million net cash used in financing activities . Such change was attributable to the fact that we did not have any financing activities during the three months ended March 31, 2008.

As of March 31, 2008, there were no bank loans outstanding.

On May 14, 2007, we completed a private placement pursuant to which we issued and sold 1,777,778 shares of our common stock to some institutional investors. As a result of this private placement we raised $3.2 million in gross proceeds, which left us with $1.8 million in net proceeds after the deduction of offering expenses in the amount of $1.4 million.

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

Obligations Under Material Contract

We have entered into a lease agreement with a Chinese individual, Zhao Li, for our rental of space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under this lease, we have the right to use 513 square meters of office space in the E-Wing Center. We pay a total monthly rental of RMB 62,000 under this lease agreement (approximately $8,000). This lease expires on December 1, 2008. On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,300,250). We have paid $1,043,018 to Mr. Zhao as of March 31, 2008.

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly wholly owned subsidiary Oriental Intra-Asia Entertainment (China) Limited, Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”) , Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”) and Xingjing Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

As of March 31, 2008 and December 31, 2007, the exchange rates between RMB(¥) and the USD was RMB¥1 = USD$0.1428 and RMB¥1 = USD$0.1371, respectively. The weighted-average rate of exchange between RMB and USD was RMB¥11 = USD$0.13977 and RMB¥11 = USD$0.12557, respectively. Total translation adjustment recognized as of March 31, 2008 and December 31, 2007 is $1,723,196 and $887,184, respectively.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Shudong Xia, our Chief Executive Officer and Mr. Zhihai Mao, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Mr. Xia and Mr. Mao concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

This “Risk Factors” section provides the following new risk factor to the “Risk Factors” set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed with the SEC on March 18, 2008.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of PKU constitutes a Round-trip Investment without MOFCOM approval.

According to the 2006 M&A Rules, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rules, any Round-trip Investment must be approved by the Ministry of Commerce, or MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

Prior to the consummation of the transactions contemplated by the Share Exchange Agreement on May 14, 2007, PKU was a PRC business whose majority shareholders were PRC individuals, or the PRC Individuals. In addition, our BVI subsidiary Cabowise, was originally indirectly owned by the PRC Individuals, and Cabowise owned an option, or the Option, to purchase the entire equity interest owned by the PRC Individuals in PKU. The Option was assigned to our wholly owned subsidiary, Oriental Intra-Asia by Cabowise on May 14, 2007. Thereafter, on May 14, 2007, as a condition to the closing of the share exchange transaction contemplated by the Share Exchange Agreement, Oriental Intra-Asia exercised the Option assigned to it from Cabowise and, as a result thereof, the PRC Individuals sold their equity interest in PKU for $2 million in cash to Oriental Intra-Asia, or the Acquisition. Following the Acquisition, pursuant to the Share Exchange Agreement, on May 14, 2007, we issued 10,841,492 shares of common stock to the shareholders of Cabowise in exchange for all of the issued and outstanding capital stock of Cabowise, or the Share Exchange. As a result of these transactions, the PRC Individuals are now our controlling shareholders. The Acquisition has been registered with the competent administration of industry and commerce authorities, or AIC, in Beijing. Thereafter, the PRC Individuals made filings with the Beijing SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75 and Circular 106.

The PRC regulatory authorities may take the view that the Acquisition and the Share Exchange are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, the PRC Individuals became majority owners and effective controlling parties of a foreign entity that acquired ownership of PKU. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM of the overall restructuring arrangements, the existence of the Share Exchange and its link with the Acquisition. The PRC legal counsel of PKU has opined that the Acquisition did not violate any PRC law, which would include the 2006 M&A Rules. We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of PKU. Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of PKU’s business operations through a series of contractual arrangements rather than an outright purchase of PKU. But we cannot assure you that such contractual arrangements will be protected by PRC law or that the registrant can receive as complete or effective economic benefit and overall control of PKU’s business than if the Company had direct ownership of PKU. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of PKU, our business and financial performance will be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On May 9,2008, our subsidiary, PKU, entered into the Equity Transfer Agreement with two Chinese individual shareholders, Xu Wang and Tieying Zhao, of China TranWiseway. Pursuant to the Equity Transfer Agreement, PKU will purchase 16.67% ownership of China TransWiseway from these two shareholders for a cash price of RMB 4,000,000 (approximately $570,000), among which, RMB 500,000 will be paid within three business days after the execution of the Equity Transfer Agreement and the rest RMB 3,500,000 will be paid within three business days after certain conditions to closing as set forth in the Equity Transfer Agreement are met.
.
China TranWiseway is a high-tech company specializing in transportation information system and application developments and is majority-owned (the remaining 83.33%) by China Transportation Telecommunication Center , an institution under the Ministry of Communication.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Equity Transfer Agreement and is qualified in its entirety by reference to the Equity Transfer Agreement filed as Exhibit 10.1 to this quarterly report.

ITEM 6. EXHIBITS.

EXHIBITS.

10.1*	Equity Transfer Agreement, dated May 9, 2008, by and among Xu Wang, Tieying Zhao and PKU.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 13, 2008

CHINA TRANSINFO TECHNOLOGY CORP.

By: /s/ Shudong Xia
Shudong Xia
Chief Executive Officer (Principal Executive Officer)

By: /s/ Zhihai Mao
Zhihai Mao
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Equity Transfer Agreement, dated May 9, 2008, by and among Xu Wang, Tieying Zhao and PKU.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.