Form 10-Q
period 2008-06-30
China TransInfo Technology Corp.
filed 2008-08-14
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 001-34134

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
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,187,314

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES

FINANCIAL STATEMENTS

June 30, 2008

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$7,822,743	$6,842,238
Restricted cash	-	243,852
Accounts receivable	5,024,844	4,246,805
Cost and estimated earnings in excess of billings on uncompleted contracts	5,909,183	2,659,969
Inventory	711,136	-
Prepayments	3,354,858	2,328,289
Other receivable	1,240,427	812,268
Deferred tax assets	328,365	250,668
Other current assets	286,234	226,061
Total current assets	24,677,790	17,610,150

Prepayment on investment	277,210	260,490

Property and equipment, net	7,484,600	3,574,722

Intangible assets, net	525,600	-
Goodwill	671,593	-

Total assets	$33,636,793	$21,445,362

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,203,813	$446,143
Notes payable	3,063,900	-
Billings in excess of costs and estimated earnings on uncompleted contracts	529,604	258,265
Accrued expenses	974,527	389,432
Total current liabilities	7,771,844	1,093,840

Minority Interest	870,667	655,876

Stockholders' equity :
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized , 19,601,107 shares issued and outstanding	19,601	19,601
Additional paid-in capital	11,002,285	10,905,114
Retained earnings	11,756,808	7,883,747
Accumulated other comprehensive gain - translation adjustments	2,215,588	887,184

Total stockholders' equity	24,994,282	19,695,646

Total liabilities and stockholders' equity	$33,636,793	$21,445,362

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$5,131,050	$1,613,020	$9,772,299	$4,237,566

Cost of revenues	2,016,663	606,773	4,279,088	2,368,208

Gross profit	3,114,387	1,006,247	5,493,211	1,869,358

Expenses:
Selling, general, and administrative expenses	829,880	159,939	1,478,280	437,934

Income from operations	2,284,507	846,308	4,014,931	1,431,424

Other income (expense):
Interest income	11,956	20,055	27,184	21,062
Interest expense	(9,917)	(4,243)	(9,917)	(12,229)
Minority interest	(120,829)	(211,380)	(214,791)	(233,967)
Decrease in fair value of warrant liability	-	187,499	-	187,499
Other income(expense) - net	(4,239)	100,817	(4,239)	179,152
Total other income (expense)	(123,029)	92,748	(201,763)	141,517

Net income before income taxes	2,161,478	939,056	3,813,168	1,572,941

Provision for income taxes	5,714	85,212	(59,893)	33,767

Net income	$2,155,764	$853,844	$3,873,061	$1,539,174

Weighted average shares of outstanding - basic	19,601,107	14,160,514	19,601,107	11,440,216
Weighted average shares of outstanding- diluted	19,814,371	14,299,403	19,844,610	11,509,660
Income (Loss) per share -
basic	$0.11	$0.06	$0.20	$0.13
diluted	$0.11	$0.06	$0.20	$0.13

Comprehensive income
Net income	$2,155,764	$853,844	$3,873,061	$1,539,174
Translation adjustments	492,392	227,607	1,328,404	291,510
Comprehensive income	$2,648,156	$1,081,451	$5,201,465	$1,830,684

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other	Total Stockholders'
	Shares	Amount	Capital	Earnings	Comprehensive Gain	Equity

Balance, January 1, 2006	$-	$-	$2,416,000.00	$475,776.00	$52,484.00	$2,944,260.00

Translation adjustments					162,286	162,286

Net income for the year				2,986,890		2,986,890

Balance, January 1, 2007	-	-	2,416,000	3,462,666	214,770	6,093,436

Conversion of convertible notes	12,769	13	26,802			26,815

Issuance of common shares for warrant converted cashlessly	239,023	239	(239)			-

Issuance of common shares to former directors	40,000	40	(40)			-

Cancelled 2,043,783 shares of common stock	(2,043,784)	(2,044)	2,044			-

Recapitalization on reverse acquisition	19,561,432	19,561	6,295,707			6,315,268

Issuance of common shares	1,777,778	1,778	3,198,222			3,200,000

Issuance of common shares for services in connection with reverse merger	13,889	14	(14)			-

Issuance of warrant for services in connection with reverse merger			(1,104,166)			(1,104,166)

Paid Transaction Cost debit to APIC			(1,492,361)			(1,492,361)

Effect of subsidiary equity transactions			323,247			323,247

Warrants issued for services valued at $5.0 per share			200,105			200,105

Reclassification of warrant liability			1,039,807			1,039,807

Net income for the year				4,421,081		4,421,081

Translation adjustments					672,414	672,414

Balance, January 1, 2008	19,601,107	19,601	10,905,114	7,883,747	887,184	19,695,646

Stock-based compensation			97,171			97,171

Translation adjustments					1,328,404	1,328,404

Net income for the period				3,873,061		3,873,061

Balance, June 30, 2008 (Unaudited)	$19,601,107	$19,601	$11,002,285	$11,756,808	$2,215,588	$24,994,282

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2008	2007

Cash flows from operating activities:
Net income	$3,873,061	$1,539,174
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	56,643	17,144
Minority interest	214,791	233,967
Stock-based compensation	97,171
Changes in operating assets:
Increase in restricted cash	252,282	-
Deferred income tax expense (benefit)	(59,893)	33,767
Revaluation of warrant liability	-	(187,499)
(Increase) Decrease in accounts receivable	31,495	(843,326)
(Increase) Decrease in prepayment	(767,926)	(385,595)
(Increase) Decrease in other receivable	(286,710)	(232,469)
(Increase) Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	(2,185,721)	(270,296)
(Increase) Decrease in inventory	(508,398)	-
(Increase) Decrease in other current assets	(47,141)	(97,817)
Increase (Decrease) in accounts payable	2,185,056	(36,340)
Increase (Decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(907,649)	266,402
Increase (Decrease) in accrued expenses	80,148	(458,119)
Net cash provided by (used in) operating activities	2,027,209	(421,007)

Cash flows from investing activities

Cash flows from investing activities:
Cash acquired from reverse acquisition		9,199,660
(Increase) in loan to others	-	(149,812)
Payment of cash to the shareholders of the accounting acquirer	-	(2,000,000)
Decreae in other assets - deposits	-	6,066
Purchases of property and equipment	(3,588,438)	(766,656)
Purchases of intangible assets and goodwill	(1,175,740)	-
Cash acquired from susidiary of CTW	264,415	-
Net cash used in investing activities	(4,499,763)	6,289,258

Cash flows from financing activities:
Proceeds from (payments of) short-term borrowings	2,836,800	(259,420)
Merger costs charged directly to equity	-	(1,447,361)
Proceeds from issuing shares	-	3,200,000
Net change in CTW minority interest	(100,266)	-
Payable for acquirring CTW	392,897	-
Net cash provided by financing activities	3,129,431	1,493,219

Effect of foreign currency exchange translation	323,628	35,932

Net increase (decrease) in cash	980,505	7,397,402

Cash - beginning	6,842,238	1,321,164
Cash - ending	$7,822,743	$8,718,566

Supplemental disclosures:
Interest paid	$2,825	$12,040
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

PKU is in the business of providing Geography Information System (“GIS”) application services to the Chinese government in the sectors of Transportation, Land and Resources, and Digital City. PKU offers GIS application services that cover GIS system planning, deployment, system construction, data testing, system audit and optimization, user’s manual and customer training, through self-developed GIS platform software products applicable for two-dimension and three-dimension system models. PKU was incorporated in Beijing, China on October 30, 2000.

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
JUNE 30, 2008

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly owned subsidiaries Oriental Intra-Asia Entertainment (China) Limited, Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”) , Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”), Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), and China TranWiseway Technology Co., Ltd. (“China TranWiseway”) All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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
JUNE 30, 2008

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

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets' fair value is below their carrying value.

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
JUNE 30, 2008

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of June 30, 2008 and December 31, 2007, the exchange rates between RMB(¥) and the USD was RMB¥1 = USD$0.1459 and RMB¥1 = USD$0.1371, respectively. For the six months ended June 30, 2008 and 2007, the weighted-average rate of exchange between RMB and USD was RMB¥1 = USD$0.14184 and RMB¥1 = USD$0.12971, respectively. Total translation adjustment recognized as of June 30, 2008 and December 31, 2007 is $2,215,588 and $887,184, respectively.

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
JUNE 30, 2008

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
JUNE 30, 2008

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

2. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

	June 30, 2008	December 31, 2007
	(UNAUDITED)
Costs incurred on uncompleted contracts	$7,673,568	$4,147,244
Estimated earnings on uncompleted contracts	10,037,909	7,500,636

	17,711,477	11,647,880
Less: billings to date	12,331,898	9,246,176

Total	$5,379,579	$2,401,704

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

	June 30, 2008	December 31, 2007
	(UNAUDITED)
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,909,183	$2,659,969
Billings in excess of costs and estimated earnings on uncompleted contracts	(529,604)	(258,265)

Total	$5,379,579	$2,401,704

3. PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

	June 30, 2008	December 31, 2007
	(UNAUDITED)
Automobiles	$436,765	$125,929
Machinery and equipments	607,418	422,056
Furniture and fixtures	64,239	40,939
Prepayment for building	1,065,369	864,285
Work-in-progress	5,558,899	2,279,616

	7,732,690	3,732,825
Less: accumulated depreciation	(248,090)	(158,103)

Property and equipment, net	$7,484,600	$3,574,722

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

3. PROPERTY AND EQUIPMENT (Continued)

On June 2, 2007, the Company entered into an agreement to purchase an office building for approximately $1,336,000. As of June 30, 2008 and December 31, 2007, the Company’s prepayments totaled 1,065,369 and $864,285, respectively.

The Company entered an agreement with Rental Car Association of City of Urumqi for installation of a global positioning system ("GPS") control system. Per the agreement, the Company will install GPS Control Terminals on the 5,220 rental and taxi cars in the city of Urumqi in exchange for rights of interior or exterior advertisements on each taxi’s rear window, top light (LED display) and interior. According to the agreement, the Company should start to operate the system on October 1, 2007 for a period of 15 years; however, the deployment had not been completed as of June 30, 2008. As of June 30, 2008 and December 31, 2007, the Company has incurred the total costs of $4,965,323 and $2,279,616, respectively, for the deployment, which were recorded as Work-in-progress. In addition, on March 31, 2008, the Company signed the "Agreement for Installation of Taxi GPS Monitoring System" with the Urumqi City Transportation Bureau (the “Transportation Bureau”), which is the higher management authority of the Rental Car Association of City of Urumqi. The agreement reconfirmed the Company’s responsibility for providing to the Transportation Bureau's Passenger Transport Office with equipment for LED-based GPS monitoring, network hardware, GPS monitoring platform, and LED-based information release platform and software in exchange for the 15 years’ taxi advertising rights. The Transportation Bureau further guarantees that the Company will be its exclusive cooperation partner for a period of 15 years. No changes related to this guaranty will be made during the 15-year period.

The Company signed a contract jointly with the Huhhot Comprehensive Traffic Information Center and the Huhhot Department of Transportation Administration on January 28, 2008 to exclusively invest in and construct the LED stripe screen advertisement broadcasting system for taxis (LSABS) in the city of Huhhot. The contract is for a period of 15 years, and the Company will provide funding for LED strip screens and taxi top light alterations to construct the city’s Taxi Advertising and Information Release System. As of June 30, 2008, the Company has incurred costs totaled $593,576, which were recorded as work-in-progress.

4. INTANGIBLE ASSETS:

The Company’s intangible assets as of June 30, 2008 are summarized as follows:

Core technology	354,046

Existing technology	173,621

527,667
Less: accumulated amortization	(2,067)
Intangible aasets, net	$525,600

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

4. INTANGIBLE ASSETS (Continued):

(1) Core Technology

In June 2008, the Company purchased a software from a third party for a cash consideration of $354,046.  This software will be integrated into an Electrical Toll collection (“ETC”) non-stop toll system. The Company plans to distribute fully integrated ETC systems with both hardware and software included.  Amortization of the core technology will not start until the ETC system is completely developed, which is expected during the third quarter of 2008.

(2) Existing Technology

China TranWiseway, the Company’s indirect 70% owned subsidiary, internally developed the Traffic Volume Long-Distance Monitoring and Data Center Platform technology.  The useful life of the technology is estimated at 10 years.

5. GOODWILL

The Company has recorded ￥4,603,104, or $671,593 of goodwill in connection with its acquisition of equity of China TranWiseway (see Note 7).

In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company performed the goodwill impairment tests. The results of the tests indicated that no impairment loss was probable because the implied fair value of goodwill related to the equity purchased exceeded the book value of the good will.

6. NOTES PAYABLE

On June 17, 2008, the Company entered a loan agreement with a commercial bank in the amount of RMB 20,000,000, or $2,918,000. The loan bears an interest rate of 8.964% per annum. The agreement expires on June 17, 2009. For the three months ended June 30, 2008, interest expense on the loan totaled RMB 69,920, or $9,917

As of June 30, 2008, our subsidiary China TranWiseway had an outstanding loan in the amount of RMB 1,000,000, or $145,900 from its shareholder Beijing Marine Communication & Navigation Company for general working capital needs. The loan bears no interest and is payable on demand.

7. ACQUISITION OF CHINA TRANWISEWAY

During May, 2008, PKU entered into equity transfer agreements with shareholders of China TranWiseway Information Technology Co., Ltd. (“China TranWiseway”), pursuant to which, PKU acquired 70% ownership of China TranWiseway from these shareholders for a cash price of RMB 6,500,000 (approximately $940,000). China TranWiseway is a high-tech company specializing in transportation information system and application developments. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of China TranWiseway have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price was allocated as follows:

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

7. ACQUISITION OF CHINA TRANWISEWAY (Continued)

	In RMB	Currency Exchange Rate	In USD
Net tangible assets	¥706,896	0.1459	$103,136
Existing technology	1,190,000	0.1459	173,621
Goodwill	4,603,104	0.1459	671,593
Total consideration paid	¥6,500,000		$948,350

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

8. SHARE-BASED PAYMENTS

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
JUNE 30, 2008

8. SHARE-BASED PAYMENTS (Continued)

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	May 14, 2007	November 29, 2007

Expected volatility	203%	148%
Expected life (years)	7	6.46
Risk free interest rate	4.6%	3.72%

On November 29, 2007, the Company issued warrants to CCG Investor Relations Partners LLC, in aggregate, to purchase 50,000 shares of the Company’s common stock in connection with investor relations services, with an exercise price of $5.00 per share. These warrants will expire on November 29, 2010 pursuant to the common stock purchase warrant agreement. The fair market value of these stock warrants was $200,105 and was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 3.08%; volatility of 148% and an expected term of three years.

The expected volatilities are based on the historical volatility of the Company’s stock. The observations were made in a 52-week period. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

A summary of stock warrants for the quarter ended June 30, 2008 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)
Outstanding at January 1, 2007	436,187	$2.63	30.77
Granted	277,778	1.80	-
	50,000	5.00
Exercised or converted	(239,023)	2.63	-
Forfeited or expired	(197,164)	2.63	-
Outstanding at December 31, 2007	327,778	2.29	70.11
Granted	-	-
Exercised or converted	-	-
Forfeited or expired	-	-

Exercisable at June 30, 2008	327,778	$2.29	64.13

(2) Stock options

On January 7, 2008, the Company and Mr. Zhihai Mao, the Chief Financial Officer of the Company, entered into a stock option agreement. Pursuant to the terms of the stock option agreement, Mr. Mao was granted a non-qualified option on January 7, 2008 to purchase 200,000 shares of common stock of the Company at an exercise price of $6.70 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of ten years and expires on January 7, 2018. The option vests in equal installments on a quarterly basis over a three-year period beginning on January 7, 2008. The Company recorded compensation expense of $88,489 during the six months ended June 30, 2008 in connection with the stock options.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

8. SHARE-BASED PAYMENTS (Continued)

On May 1, 2008, the Company entered into separate Stock Option Agreements with each of Mr. Trien and Dr. Chen. Under the terms of the Stock Option Agreements, the Company agreed to grant a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of five years and expires on May 1, 2013. The option vests in equal installments on a quarterly basis over a three-year period. The Company recorded compensation expense of $8,682 during the six months ended June 30, 2008 in connection with the stock options.

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy.  The following table presents the assumptions used for options granted:

	June 30, 2008	March 31, 2008
Number of options	60,000	200,000
Risk free interest rate	2.53%	3%
Expected life (year)	3.5	3.5
Expected volatility	53%	53%
Weighted average fair value per option	$2.64	$2.76

No options were exercised during the quarter ended June 30,2008.

As of June 30, 2008, total unrecognized compensation costs related to unvested stock options was $612,316. Unvested stock options are expected to be recognized over a period of 2.6 years.
A summary of options transactions during the quarter ended June 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	-	$-
Granted	260,000	$6.7
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2008	260,000	$6.7

Nonvested as of June 30, 2008	240,833	$6.7
Option exercisable as of June 30, 2008:	19,167	$6.7

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9. EQUITY TRANSACTIONS

In April 2007, per the request of the note holders, $21,000 of convertible promissory notes and $5,815 of accrued interest totaled $26,815 were converted into 12,769 shares of the Company’s common stock at $0.28 per share.

In April 2007, 239,023 common shares were issued upon the cashless exercise of warrants.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of December 31, 2007 or June 30, 2008. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the quarter ended June 30, 2008.

The Company, through its subsidiaries, PKU, Beijing Tian Hao, Beijing Zhangcheng and Xinjiang Zhangcheng is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $3,300,000 as of December 31, 2007 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $1,300,000 due to uncertainty of its realization.

The income tax expense was as follows:

	Six months Ended June 30, 2008
	Domestic		Foreign
	Federal	State	China
Current	$-	$-	$-
Deferred	-	-	59,893
	$-	$-	$59,893

PKU and China TranWiseway are charged at the tax rate at 25% on the net income for PRC income tax purpose under the new Enterprise Tax Law in 2008. Beijing Tian Hao, Beijing Zhangcheng and Xinjiang Zhangcheng qualify as “new or high-technology enterprise” located in a high-tech zone in Beijing and Urumqi, and are entitled for tax exemption on the net income for PRC income tax purpose in 2008.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2008 were as follows:

	Foreign			Domestic
Deferred Tax Assets	In RMB	Currency Exchange Rate	In USD	In USD
Net operating loss carryforwards	¥2,250,619	0.1459	$328,365	$1,300,000
Valuation allowance	-	0.1459	-	(1,300,000)
Net deferred tax assets	¥2,250,619		$328,365	$-

As of June 30, 2008, the Company had net operating loss carryforwards for Chinese income tax purposes of approximately ¥9,000,000, or $1,313,000, which, if used to offset future taxable income, will expire in year 2012.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

10. INCOME PER SHARE

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

The computation of earnings per share is as follows:

	Six Months Ended June 30,
	2008	2007
Net Income, as reported:	$3,873,061	$1,539,174
Basic earnings per share:
Basic weighted average share outstanding	19,601,107	11,440,216
Basic earnings per common share	$0.20	$0.13
Diluted earnings per share:
Basic weighted average share outstanding	19,601,107	11,440,216
Effect of dilutive stock options and warrants	243,503	69,444
Diluted weighted average shares outstanding	19,844,610	11,509,660
Diluted earnings per common share	$0.20	$0.13

11. COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first year. Upon completion of the first year of employment, employees earn one (1) additional day for each additional year. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2008 and December 31, 2007, we had no vacation liability.

12. RELATED-PARTY TRANSACTIONS

Operating Leases—The Company leases its facility from a former shareholder under an operating lease agreement which expires on December 1, 2008. The base rent is approximately $8,000 per month. Rent expense under this lease agreement amounted to approximately $48,000 for the six months ended June 30, 2008. Approximately future minimum obligations under the above operating lease at June 30, 2008 amounted $40,000.

Loan from Shareholder—As of June 30, 2008, our subsidiary China TranWiseway had an outstanding loan in the amount of RMB 1,000,000, or $145,900, from its shareholder Beijing Marine Communication & Navigation Company for general working capital needs. The loan bears no interest and is payable on demand.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

13. CONCENTRATION

a. Cash

The Company maintains cash in three commercial banks located in California. Up to $100,000 of the balance in each bank is insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of June 30, 2008 and December 31, 2007, uninsured balances totaled $1,624,168 and $1,963,533, respectively.

b. Major Customers

During the six months ended June 30, 2008, three of the Company’s customers accounted for approximately $3,600,000 of the total revenues. Those customers comprised approximately 36% of the total sales during the six months ended June 30, 2008. Included in accounts receivable is approximately $270,000 from these customers as of June 30, 2008.

14. OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at June 30, 2008 was as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at January 1, 2007	$214,770	$214,770
Change for the year ended December 31, 2007	672,414	672,414

Balance at December 31, 2007	887,184	887,184
Change for the six months ended June 30, 2008	1,328,404	1,328,404

Balance at June 30, 2008	$2,215,588	$2,215,588

15. SUBSEQUENT EVENT

On July 17, 2008, the Company closed a private placement transaction with SAIF Partners III L.P. ("SAIF"), pursuant to which the Company issued and sold to SAIF about 2.59 million shares of the Company's common stock at a purchase price of $5.80 per share, for an aggregate purchase price of $15 million. The Company plans to use the net proceeds from the private placement for general working capital purposes, expansion of current business areas and possible acquisition opportunities.

On July 31, 2008, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol “CTFO.”
******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of the Quarter Report and our Annual Report on Form 10-KSB for the year ended December 31, 2007 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Effective August 20, 2007, we implemented a 1-for-7.5 reverse stock split of issued and outstanding shares of our common stock. Except where specifically indicated, all common share information (including information related to options and warrants to purchase common stock) has been restated to reflect the 1-for-7.5 reverse split.

Overview of Our Business

We are a holding company that operates through our indirect, majority-owned Chinese subsidiary Beijing PKU Chinafront High Technology Co., Ltd., or PKU. PKU was established with the approval of Haidian Branch of Beijing Municipal Administration of Industry and Commerce on October 30, 2000. PKU’s main business is software and other technology development, consulting, software and technology licensing, and systems integration. Through PKU, we are a total solutions provider of Geography Information Systems, or GIS, application software and services. PKU provides its products and services to various segments of the Chinese government, including the Transportation, Digital City and Land & Resources departments.

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

Our Current Organizational Structure

The chart below illustrates our current corporate structure:

Recent Developments

On July 17, 2008, China TransInfo Technology Corp. and PKU entered into a securities purchase agreement, or the Purchase Agreement, with an accredited investor, SAIF Partners III L.P., or SAIF. Under the Purchase Agreement, the Company issued and sold to SAIF 2,586,207 shares of the Company’s common stock at a price per share of $5.80 for an aggregate purchase price of $15.0 million.

Pursuant to the Purchase Agreement, we also entered into a registration rights agreement, or Registration Rights Agreement, with SAIF, pursuant to which, among other things, we agreed to register the shares issued to SAIF within a pre-defined period. We are subject to registration delay payments in the amounts prescribed by the Registration Rights Agreement if we are unable to file the registration statement, cause it to become effective or maintain its effectiveness as required by the Registration Rights Agreement.

On the same day, we and two major shareholders of the Company, Karmen Investment Holdings Limited and Leguna Verde Investments Limited, entered into a voting agreement, or the Voting Agreement, with SAIF, pursuant to which, among other things, the Company agreed to ensure the election of two new directors within a pre-defined period. One of these directors will be designated by SAIF and the other will be a new independent director designated by the Company. In addition, under the Voting Agreement, SAIF and the two major shareholders agreed, during the term of the Voting Agreement, to vote, or cause to be voted, all shares owned by them, to ensure that the individual designated by SAIF will be elected as a director of the Company.

For additional information regarding this private placement transaction and the related transaction agreements, please see our current report on Form 8-K filed on July 18, 2008 and the exhibit attached thereto.

We have received approval for listing on The Nasdaq Capital Market, or Nasdaq, and our common stock began trading on Nasdaq under the symbol “CTFO” on July 31, 2008.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second fiscal quarter of 2008, which resulted in continued growth in our revenues and net income. The GIS software and solutions industry in China continued its rapid development in the second quarter of 2008 due, in part, to the Chinese government’s preference to use “Made in China” GIS software applications and services for its government programs. As China continues to increase urbanization, the government’s needs for GIS software applications to manage that growth continues to grow. The need in this trend is primarily in the area of transportation, logistics and IT infrastructure for telephones and internet services. We were able to capitalize on this growth trend during the second quarter of 2008. We believe this trend will continue to result in the expansion of GIS software and services market and result in increased revenues for us.

The following are some financial highlights for the second quarter of 2008:

•	Revenues: Our revenues were $5.13 million for the second quarter of 2008, an increase of 218.10% from the same quarter of last year.

•	Gross Margin: Gross margin was 60.70% for the second quarter of 2008, as compared to 62.38% for the same period in 2007.

•	Operating Profit: Operating profit was $2.29 million for the second quarter of 2008, an increase from $1.44 million of the same period last year.

•	Net Income: Net income was $2.16 million for the second quarter of 2008, an increase of 152.48% from the same period of last year.

•	Fully diluted earnings per share was $0.11 for the second quarter of 2008.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table summarizes the results of our operations during the three-month periods ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2007 to the three-month period ended June 30, 2008.

	Three Months Ended June 30,		Three Months Ended June 30,
	2008		2007

Revenues	$5,131,050	100.00%	$1,613,020	100.00%

Cost of revenues	2,016,663	39.30%	606,773	37.62%

Gross profit	3,114,387	60.70%	1,006,247	62.38%

Expenses:
Selling, general, and administrative expenses	829,880	16.17%	159,939	9.92%

Income from operations	2,284,507	44.52%	846,308	52.47%

Other income (expense):
Interest income	11,956	0.23%	20,055	1.24%
Interest expense	(9,917)	-0.19%	(4,243)	-0.26%
Minority interest	(120,829)	-2.35%	(211,380)	-13.10%
Decrease in fair value of warrant liability	-	0.00%	187,499	11.62%
Other income(expense) - net	(4,239)	-0.08%	100,817	6.25%
Total other income (expense)	(123,029)	-2.40%	92,748	5.75%

Net income before income taxes	2,162,478	42.13%	939,056	58.22%

Provision for income taxes	5,714	0.11%	85,212	5.28%

Net income	$2,155,764	42.01%	$853,844	52.93%

Revenues. Revenues increased approximately $3.52 million, or 218.10%, to approximately $5.13 million for the three months ended June 30, 2008, from approximately $1.61 million for the same period in 2007. This increase was mainly attributable to the increase in sales of our products and services. We believe that such sales increased as a result of the growing recognition of our brand name and technology as well as the rapidly developing market opportunities in the GIS market in China, especially in the transportation information sector.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended June 30, 2008	Percentage of Total Revenues	Three Months Ended June 30, 2007	Percentage of Total Revenues
Transportation	$2,511,236	48.94%	$484,976	30.07%
Digital City	$1,698,523	33.10%	$777,662	48.21%
Land & Resources	$917,646	17.88%	$256,317	15.89%
Other	$3,645	0.07%	$94,065	5.83%
Total	$5,131,050	100.00%	$1,613,020	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 82.04% and 78.28% of our sales for the three months ended June 30, 2008 and 2007, respectively. Sales in Land & Resources accounted for 17.88% and 15.89% of total sales over each of periods indicated above. Our success ratio when bidding on new contracts, was approximately 90% during the three months ended June 30, 2008, which is similar to the ratio achieved during the same period of 2007.

Cost of Goods Sold. Our cost of goods sold increased approximately $1.41 million, or 232.36%, to approximately. $2.02 million for the three months ended June 30, 2008, from approximately $0.61 million during the same period in 2007. This increase was mainly due to the increase in sales generally. As a percentage of revenues, the cost of goods sold increased to 39.30% during the three months ended June 30, 2008 from 37.62% in the same period in 2007, which was mainly attributable to the execution of lower margin contracts, which resulted in the increase in higher cost software component sales as a percentage of total sales during the second three months period of 2008.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Salary	$303,488	$130,150
Hardware	1,497,331	433,235
Software licenses	65,590	101
Outsourcing	81,842	305
Others	68,412	42,981
Total	$2,016,663	$606,773

Gross Profit. Our gross profit increased by approximately $2.10 million, or 209.51%, to approximately $3.11 million for the three months ended June 30, 2008 from approximately $1.01 million during the same period in 2007. Gross profit as a percentage of revenues was 60.70% for the three months ended June 30, 2008, a decline of 1.68% from 62.38% during the same period in 2007. Such percentage decline was mainly due to the increase in sales of lower margin software components as a percentage of total sales during the second quarter of 2008.

Selling Expenses. All of our products are sold into the domestic China market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a no bid basis. This type of procurement process accounts for more than 70% of our total sales. We are often invited to bid on contracts through our professional relationships and are awarded repeat business. As a result, we have not invested heavily in establishing a substantial marketing program. We promote our products by developing relationships through Peking University, professional relationships with various agencies and municipalities within the Chinese government and in participation in industry trade exhibitions. Our marketing expenses therefore are relatively low in comparison to those of our competitors who do not have a record of performance and brand recognition or well-established government contacts.

Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses increased approximately $0.2 million, or 313.61%, to approximately $0.26 million for the three months ended June 30, 2008 from approximately $0.06 million during the same period in 2007. As a percentage of revenues, selling expenses increased to 5.08% for the three months ended June 30, 2008 from 3.91% for the same period in 2007. Such dollar and percentage increase of selling expenses was mainly attributable to our expanded operations and sales volume for the three months ended June 30, 2008.

Administrative Expenses. Our administrative expenses were approximately $0.57 million (11.09% of total sales) and approximately $0.1 million (6.01% of total sales) for the three months ended June 30, 2008 and 2007, respectively. The dollar increase was mainly due to the increased staffing and more expenses associated being a public company.

Income Taxes. China TransInfo Technology Corp. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China TransInfo Technology Corp. had no United States taxable income during the three months ended June 30, 2008.

Our wholly owned subsidiary Cabowise was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment Corporation (Delaware) was incorporated in Delaware. No provision for state income taxes in Delaware has been made as Intra-Asia Entertainment Corporation (Delaware) had no Delaware taxable income during the three months ended June 30, 2008. Our wholly owned subsidiary Intra-Asia Entertainment (China) Limited (Hong Kong) was incorporated in Hong Kong and, under the current laws of Hong Kong, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment (Asia-Pacific) Limited (Samoa) was incorporated in Samoa and, under the current laws of Samoa, is not subject to income taxes.

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

Our Chinese direct subsidiary, PKU, and indirect subsidiary, Xinjiang Zhangcheng, are subject to Chinese enterprises income tax, or EIT, at a rate of 25% of the assessable profits. As approved by the local tax authority in the PRC, Beijing Tian Hao, Beijing Zhangcheng and Zhangcheng Media are entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year. China TranWiseway is subject to EIT at a reduced rate of 7.5% in 2008. As of June 30, 2008, PKU had net operating loss carry forwards for Chinese income tax purposes of $1,313,460. We believe that the first cumulative profit-making year of PKU will be in the fiscal year 2009 for Chinese income tax purpose. For the three months ended June 30, 2007, we recognized income tax expense of approximately $0.09 million while for the same period in 2008, we recognized an income tax expense of $0.01 million. All those tax expenses resulted from decreases in deferred tax assets.

Net Income. Net income increased by approximately $1.3 million, or 152.48% to approximately $2.16 million for the three months ended June 30, 2008 from approximately $0.85 million for the same period of 2007, as a result of the factors described above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table summarizes the results of our operations during the six-month periods ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008.

	Six Months Ended June 30,		Six Months Ended June 30,
	2008		2007

Revenues	$9,772,299	100.00%	$4,237,566	100.00%

Cost of revenues	4,279,088	43.79%	2,368,208	55.89%

Gross profit	5,493,211	56.21%	1,869,358	44.11%

Expenses:
Selling, general, and administrative expenses	1,478,280	15.13%	437,934	10.33%

Income from operations	4,014,931	41.08%	1,431,424	33.78%

Other income (expense):
Interest income	27,184	0.28%	21,062	0.50%
Interest expense	(9,917)	-0.10%	(12,229)	-0.29%
Minority interest	(214,791)	-2.20%	(233,967)	-5.52%
Decrease in fair value of warrant liability	-	0.00%	187,499	4.42%
Other income(expense) - net	(4,239)	-0.04%	179,152	4.23%
Total other income (expense)	(201,763)	-2.06%	141,517	3.34%

Net income before income taxes	3,813,168	39.02%	1,572,941	37.12%

Provision for income taxes	(59,893)	-0.61%	33,767	0.80%

Net income	$3,873,061	39.63%	$1,539,174	36.32%

Revenues. Revenues increased approximately $5.53 million, or 130.61%, to approximately $9.77 million for the six months ended June 30, 2008, from approximately $4.24 million for the same period in 2007. This increase was mainly attributable to the increase of sales of our products and services. We believe such sales increased as a result of the growing recognition of our brand name and technology as well as the rapidly developing market opportunities in the GIS market in China, especially in the transportation information sector.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Six Months Ended June 30, 2008	Percentage of Total Revenues	Six Months Ended June 30, 2007	Percentage of Total Revenues
Transportation	$4,673,492	47.82%	$1,671,589	39.45%
Digital City	$3,615,406	37.00%	$1,510,243	35.64%
Land & Resources	$1,445,690	14.79%	$949,397	22.40%
Other	$37,711	0.39%	$106,337	2.51%
Total	$9,772,299	100.00%	$4,237,566	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 84.82% and 75.09% of our sales for the six months ended June 30, 2008 and 2007, respectively. Sales in Land & Resources accounted for 14.79% and 22.40% of total sales over each of periods indicated above. Our success ratio when bidding on new contracts, was approximately 90% during the six month periods ended June 30, 2008, which is about the same as that during the same period of 2007.

Cost of Goods Sold. Our cost of goods sold increased approximately $1.91 million, or 80.69%, to approximately $4.28 million for the six months ended June 30, 2008, from approximately $2.37 million during the same period in 2007. This increase was mainly due to the increase in sales generally. As a percentage of revenues, the cost of goods sold decreased to 43.79% during the six months ended June 30, 2008 from 55.89% in the same period in 2007, which was mainly attributable to the execution of higher margin contracts, which resulted in the increase in lower cost software component sales as a percentage of total sales during the first six months period of 2008.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Salary	$593,807	$345,138
Hardware	2,970,766	1,786,838
Software licenses	483,006	18,698
Outsourcing	110,987	56,521
Others	120,522	161,013
Total	$4,279,088	$2,368,208

Gross Profit. Our gross profit increased by approximately $3.62 million, or 193.86%, to approximately $5.49 million for the six months ended June 30, 2008 from approximately $1.87 million during the same period in 2007. Gross profit as a percentage of revenues was 56.21% for the six months ended June 30, 2008, an increase of 12.10% from 44.11% during the same period in 2007. Such percentage increase was mainly due to the increase in sales of higher margin software component as a percentage of total sales and effective cost controls during the first six months period of 2008.

Selling Expenses. Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses increased approximately $0.31 million, or 246.19%, to approximately $0.43 million for the six months ended June 30, 2008 from approximately $0.12 million during the same period in 2007. As a percentage of revenues, selling expenses increased to 4.40% for the six months ended June 30, 2008 from 2.93% for the same period in 2007. Such dollar and percentage increase of selling expenses was mainly attributable to our expanded operations and sales volume for the six months ended June 30, 2008.

Administrative Expenses. Our administrative expenses were approximately $1.05 million (10.72% of total sales) and approximately $0.31 million (7.40% of total sales) for the six months ended June 30, 2008 and 2007, respectively. The increase was mainly due to the increased staffing and more expenses associated being a public company.

Income Taxes. For the six months ended June 30, 2007, we recognized income tax benefits of approximately $0.06 million while for the same period in 2008, we recognized an income tax expense of approximately $0.03 million. The tax benefits during the six months period of 2008 resulted from the increase in deferred tax assets.

Net Income. Net income increased by approximately $2.33 million, or 151.63% to approximately $3.87 million for the six months ended June 30, 2008 from approximately $1.54 million for the same period of 2007, as a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2008, we had cash and cash equivalents (excluding restricted cash) of approximately $7.82 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in) operating activities	$2,027.209	$(421,007)
Net cash provided by (used in) investing activities	(4,499,763)	6,289,258
Net cash provided by (used in) financing activities	3,129,431	1,493,219
Net cash flow	980,505	35,932

Operating Activities

Net cash provided by operating activities was approximately $2.03 million for the six-month period ended June 30, 2008, which is an increase of $2.45 million from approximately $0.42 million net cash used in operating activities for the same period of 2007. The increase of the cash provided by operating activities was mainly attributable to the increase of our sales and net profit as well as the increase in accounts payable for the six months ended June 30, 2008 compared to the same period of 2007.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the six-month period ended June 30, 2008 was approximately $4.50 million, which is an decrease of approximately $10.79 million from net cash provided by investing activities of $6.29 million for the same period of 2007. The decrease of the cash provided by investing activities was mainly due to the purchases of GPS and LED screen equipment for our taxi media business as well as the acquisition of China TranWiseway during the six months period ended June 30, 2008.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2008 was approximately $3.13 million, while in the same period of 2007 we had approximately $1.49 million net cash provided in financing activities. Such change was mainly attributable to the fact that the Company borrowed approximately $2.92 million from a bank during the six months period ended June 30, 2008.

On June 17, 2008, we entered into a short-term loan agreement with Beijing Bank, Youyi Branch, or the Bank, pursuant to which the Bank has agreed to loan to us RMB 20,000,000 (approximately $2,918,000) for purchase of its raw materials. The loan has an annual interest rate of 8.964% and the interests must be paid on a quarterly basis commencing September 20, 2008. The loan expires on June 17, 2009 but can be renewed upon the written consent by the Bank. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and the Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which include, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy.

In addition, as of June 30, 2008, our subsidiary China TranWiseway had an outstanding loan in the amount of RMB 1,000,000 (approximately $145,900) from its shareholder Beijing Marine Communication & Navigation Company for general working capital needs. The loan bears no interest and is payable on demand.

On May 14, 2007, we completed a private placement pursuant to which we issued and sold 1,777,778 shares of our common stock to some institutional investors. As a result of this private placement we raised $3.2 million in gross proceeds, which left us with approximately $1.8 million in net proceeds after the deduction of offering expenses in the amount of $1.4 million.

On July 17, 2008, we completed a second private placement pursuant to which we issued and sold 2,586,207 shares of our common stock to SAIF. As a result of this private placement we raised $15 million in gross proceeds, which left us with approximately $13.1 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.9 million.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities in the first half of 2007 and in July 2008, should be adequate to sustain our operations at our current levels through at least the next twelve months.  However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Obligations Under Material Contract

In addition to the short-term loan agreement we entered into with Beijing Bank, as mentioned above, we have entered into a lease agreement with a Chinese individual, Zhao Li, for our rental of space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under this lease, we have the right to use 513 square meters of office space in the E-Wing Center. We pay a total monthly rental of RMB 62,000 under this lease agreement (approximately $8,000). This lease expires on December 1, 2008. On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,300,250). We have paid $1,065,369 to Mr. Zhao as of June 30, 2008.

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly owned subsidiaries Oriental Intra-Asia Entertainment (China) Limited, Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”) , Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”), Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), and China TranWiseway Technology Co., Ltd. (“China TranWiseway”) All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets' fair value is below their carrying value.

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

As of June 30, 2008 and December 31, 2007, the exchange rates between RMB(¥) and the USD was RMB¥1 = USD$0.1459 and RMB¥1 = USD$0.1371, respectively. For the six months ended June 30, 2008 and 2007, the weighted-average rate of exchange between RMB and USD was RMB¥1 = USD$0.14184 and RMB¥1 = USD$0.12971, respectively. Total translation adjustment recognized as of June 30, 2008 and December 31, 2007 is $2,215,646 and $887,184, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Shudong Xia, our Chief Executive Officer and Mr. Zhihai Mao, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Mr. Xia and Mr. Mao concluded that as of June 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2008 that were not previously disclosed in quarterly report on Form 10-Q or a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On June 17, 2008, we entered into a short-term loan agreement with Beijing Bank, Youyi Branch, or the Bank, pursuant to which the Bank has agreed to loan to us RMB 20,000,000 (approximately $2,918,000) for purchase of its raw materials. The loan has an annual interest rate of 8.964% and the interests must be paid on a quarterly basis commencing September 20, 2008. The loan expires on June 17, 2009 but can be renewed upon the written consent by the Bank. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and the Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which include, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the loan agreement or the transactions contemplated thereby, or a complete explanation of the material terms thereof. The foregoing description is qualified in its entirety by reference to the loan agreement attached hereto as Exhibit 10.1.

ITEM 6. EXHIBITS.

EXHIBITS.

10.1*	Loan Agreement, dated June 17, 2008, by and between China TransInfo Technology Corp. and Beijing Bank, Youyi Branch.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2008

CHINA TRANSINFO TECHNOLOGY CORP.

By: /s/ Shudong Xia
Shudong Xia
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zhihai Mao
Zhihai Mao
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Loan Agreement, dated June 17, 2008, by and between China TransInfo Technology Corp. and Beijing Bank, Youyi Branch.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.