Form 10KSB/A
period 2007-12-31
China TransInfo Technology Corp.
filed 2008-09-19
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 001-34134

CHINA TRANSINFO TECHNOLOGY CORP.
  -------------------------------------------------------------------------------------------------------
(Name of Small Business Issuer in Its Charter)

Nevada	87-0616524
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China 100086 ------------------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

(+86) 10-82671299
--------------------------------------------------------------
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (the “Amendment”) hereby amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which we filed with the Securities and Exchange Commission on March 18, 2008 (the “Original Filing”). This Amendment is being filed in order to correct Exhibits 31.1 and 31.2 to the Original Filing which inadvertently omitted certain required language. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify or update any other information in the Original Filing. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

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

14	Business Ethics Policy and Code of Conduct [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 14, 2007].

21	Subsidiary of the registrant*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Previously filed with the Original Filing
** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China TransInfo Technology Corp.

Dated: September 19, 2008	By:	/s/ Shudong Xia
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

Signature	Title

/s/ Shudong Xia Shudong Xia	Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Zhiping Zhang Zhiping Zhang	Vice President of Research and Development

/s/ Zhibin Lai Zhibin Lai	Vice President

/s/ Danxia Huang Danxia Huang	Vice President of Finance, Director

/s/ Zhihai Mao Zhihai Mao	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Dan Liu Dan Liu	Director

/s/ Jay Trien Jay Trien	Director

/s/ Zhongsu Chen Zhongsu Chen	Director

Exhibit No.	Description
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

14	Business Ethics Policy and Code of Conduct [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 14, 2007].

21	Subsidiary of the registrant*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Previously filed with the Original Filing
** Filed herewith.