Form 10-Q
period 2008-09-30
China TransInfo Technology Corp.
filed 2008-11-12
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,187,314

i

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

TABLE OF CONTENTS

Consolidated Balance Sheets	1- 2
September 30, 2008 (Unaudited) and December 31, 2007

Unaudited Consolidated Statements of Operations and Comprehensive Income	3
Three and Nine Months Ended September 30, 2008 and 2007

Consolidated Statements of Changes in Shareholders' Equity	4
September 30, 2008 (Unaudited) and December 31, 2007

Unaudited Consolidated Statements of Cash Flows	5
Nine Months Ended September 30, 2008 and 2007

Notes to Consolidated Financial Statements	6

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$19,088,934	$6,842,238
Restricted cash	-	243,852
Accounts receivable	7,095,971	4,246,805
Cost and estimated earnings in excess of billings on
uncompleted contracts	8,069,621	2,659,969
Inventory	782,019	-
Prepayments	4,407,011	2,328,289
Other receivable	800,377	812,268
Deferred tax assets	216,497	250,668
Other current assets	453,771	226,061
Total current assets	40,914,201	17,610,150

Prepayment on investment	277,970	260,490

Property and equipment, net	7,948,038	3,574,722

Intangible assets, net	674,074	-
Goodwill	714,972	-
Other noncurrent assets	266,051	-

Total assets	$50,795,306	$21,445,362

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,648,075	$446,143
Notes payable	3,043,657	-
Billings in excess of costs and estimated earnings on
uncompleted contracts	379,558	258,265
Deferred revenue	22,393	-
Accrued expenses and other current liabilities	845,235	389,432
Total current liabilities	7,938,918	1,093,840

Other long-term liabilities
Guarantee deposit received	146,300	-

Total liabilities	8,085,218	1,093,840
Minority Interest	1,303,228	655,876

Stockholders' equity :
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorizated,
22,187,314 and 19,601,107 shares issued and outstanding, respectively	22,187	19,601
Additional paid-in capital	24,267,389	10,905,114
Retained earnings	14,854,349	7,883,747
Accumulated other comprehensive gain - translation adjustments	2,262,935	887,184
Total stockholders' equity	41,406,860	19,695,646

Total liabilities and stockholders' equity	$50,795,306	$21,445,362

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$8,913,514	$3,757,898	$18,685,813	$7,995,464

Cost of revenues	3,979,049	1,709,771	8,258,137	4,077,979

Gross profit	4,934,465	2,048,127	10,427,676	3,917,485

Expenses:
Selling, general, and administrative expenses	1,607,712	358,359	3,085,992	796,289

Income from operations	3,326,753	1,689,768	7,341,684	3,121,196

Other income (expense):
Interest income	23,575	19,154	50,759	40,216
Interest expense	(66,066)	(1,629)	(75,983)	(13,858)
Minority interest	(386,900)	(92,623)	(601,691)	(326,590)
Decrease in fair value of warrant liability	-	402,778	-	590,277
Other income(expense) - net	310,043	43,559	305,804	222,711
Total other income (expense)	(119,348)	371,239	(321,111)	512,756

Net income before income taxes	3,207,405	2,061,007	7,020,573	3,633,952

Provision for income taxes	109,864	(4,159)	49,971	29,608

Net income	$3,097,541	$2,065,166	$6,970,602	$3,604,344

Weighted average shares of outstanding - basic	21,325,245	19,601,107	20,175,820	14,160,512
Weighted average shares of outstanding - diluted	21,522,431	19,878,885	20,393,177	14,299,401
Income (Loss) per share -
basic	$0.15	$0.11	$0.35	$0.25
diluted	$0.14	$0.10	$0.34	$0.25

Comprehensive income
Net income	$3,097,541	$2,065,166	$6,970,602	$3,604,344
Translation adjustments	47,347	28,384	1,375,751	271,032
Comprehensive income	$3,144,888	$2,093,550	$8,346,353	$3,875,376

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Gain	Equity

Balance, January 1, 2006	$-	$-	$2,416,000.00	$475,776.00	$52,484.00	$2,944,260.00

Translation adjustments					162,286	162,286

Net income for the year				2,986,890		2,986,890

Balance, January 1, 2007	-	-	2,416,000	3,462,666	214,770	6,093,436

Conversion of convertible notes	12,769	13	26,802			26,815

Issuance of common shares for
warrant converted cashlessly	239,023	239	(239)			-

Issuance of common shares to former directors	40,000	40	(40)			-

Cancelled 2,043,783 shares of common stock	(2,043,784)	(2,044)	2,044			-

Recapitalization on reverse acquisition	19,561,432	19,561	6,295,707			6,315,268

Issuance of common shares	1,777,778	1,778	3,198,222			3,200,000

Issuance of common shares for services
in connection with reverse merger	13,889	14	(14)			-

Issuance of warrant for services
in connection with reverse merger			(1,104,166)			(1,104,166)

Paid Transaction Cost debit to APIC			(1,492,361)			(1,492,361)

Effect of subsidiary equity transactions			323,247			323,247

Warrants issued for services valued
at $5.0 per share			200,105			200,105

Reclassification of warrant liability			1,039,807			1,039,807

Net income for the year				4,421,081		4,421,081

Translation adjustments					672,414	672,414

Balance, January 1, 2008	19,601,107	19,601	10,905,114	7,883,747	887,184	19,695,646

Issuances of Common Stock	2,586,207	2,586	14,997,414			15,000,000

Paid Transaction Cost debit to APIC			(1,791,908)			(1,791,908)

Stock-based compensation			156,769			156,769

Translation adjustments					1,375,751	1,375,751

Net income for the period				6,970,602		6,970,602

Balance, September 30, 2008 (Unaudited)	$22,187,314	$22,187	$24,267,389	$14,854,349	$2,262,935	$41,406,860

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2008	2007

Cash flows from operating activities:
Net income	$6,970,602	$3,604,344
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization expenses	105,261	28,625
Minority interest	601,691	326,590
Stock-based compensation	156,769	-
Revaluation of warrant liability	-	(590,277)
Changes in operating assets:
Decrease in restricted cash	255,004	-
Deferred income tax expense (benefit)	49,971	29,608
(Increase) Decrease in accounts receivable	(1,982,894)	(1,397,906)
(Increase) Decrease in prepayment	(1,785,122)	(1,309,791)
(Increase) Decrease in other receivable	247,170	(251,711)
(Increase) Decrease in cost and estimated earnings
in excess of billings on uncompleted contracts	(4,310,591)	(1,690,066)
(Increase) Decrease in inventory	(558,135)	-
(Increase) Decrease in other current assets	(211,063)	(55,299)
Increase (Decrease) in accounts payable	2,629,577	7,294
Increase (Decrease) in billings in excess of costs
and estimated earnings on uncompleted contracts	(1,066,454)	(19,594)
Increase (Decrease) in advance receipts	21,944	-
Increase (Decrease) in accrued expenses and
other current liabilities	195,684	(398,008)
Net cash provided by (used in) operating activities	1,319,414	(1,716,191)

Cash flows from investing activities

Cash flows from investing activities:
Cash acquired from reverse acquisition		9,199,660
(Increase) in loan to others	(229,392)	(1,947,070)
Payment of cash to the shareholders of the accounting acquirer	-	(2,000,000)
Decreae in other assets - deposits	(27,747)	11,924
Purchases of property and equipment	(4,029,102)	(823,692)
Purchases of intangible assets and goodwill	(1,377,044)	-
Cash acquired from susidiaries	288,690	-
Net cash used in investing activities	(5,374,595)	4,440,822

Cash flows from financing activities:
Proceeds from (payments of) short-term borrowings	2,715,713	(653,200)
Merger (Issueance) costs charged directly to equity	(1,791,908)	(1,447,361)
Proceeds from issuing shares	15,000,000	3,200,000
Net change in CTW and DLDJ minority interest	(109,457)	-
Payable for acquirring DLDJ	48,815	-
Increase in guarantee deposit received	143,370
Net cash provided by financing activities	16,006,533	1,099,439

Effect of foreign currency exchange translation	295,344	39,354

Net increase (decrease) in cash	12,246,696	3,863,424

Cash - beginning	6,842,238	1,321,164
Cash - ending	$19,088,934	$5,184,588

Supplemental disclosures:
Interest paid	$69,102	$13,858
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly owned subsidiaries Oriental Intra-Asia Entertainment (China) Limited, Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”), Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”), Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), China TranWiseway Technology Co., Ltd. (“China TranWiseway”), and Dalian Dajian Zhitong Infomration Service Ltd (“Dajian Zhitong”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation Adjustment—The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of PKU and its subsidiaries are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates PKU and its subsidiaries assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of PKU and its subsidiaries financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive gain - translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

As of September 30, 2008 and December 31, 2007, the exchange rates between RMB(¥) and the USD was RMB¥1 = USD$0.1463 and RMB¥1 = USD$0.1371, respectively. For the nine months ended September 30, 2008 and 2007, the weighted-average rate of exchange between RMB and USD was RMB¥1 = USD$0.14337 and RMB¥1 = USD$0.13064, respectively. Total translation adjustment recognized as of September 30, 2008 and December 31, 2007 is $2,262,935 and $887,184, respectively.

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
SEPTEMBER 30, 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 161 on its consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008.

In June 2008, FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5,” to provide transition guidance for conforming changes made to the abstract for EITF Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” relating to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

2. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

	September 30, 2008	December 31, 2007
	(UNAUDITED)
Costs incurred on uncompleted contracts	$11,393,090	$4,147,244
Estimated earnings on uncompleted contracts	15,281,542	7,500,636

	26,674,632	11,647,880
Less: billings to date	18,984,569	9,246,176

Total	$7,690,063	$2,401,704

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

	September 30, 2008	December 31, 2007
	(UNAUDITED)
Costs and estimated earnings in excess of
Billings on uncompleted contracts	$8,069,621	$2,659,969
Billings in excess of costs and estimated
Earnings on uncompleted contracts	(379,558)	(258,265)

Total	$7,690,063	$2,401,704

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

3. PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

	September 30, 2008	December 31, 2007
	(UNAUDITED)
Automobiles	$437,962	$125,929
Machinery and equipments	876,492	422,056
Furniture and fixtures	62,508	40,939
Leasehold improvement	31,455	-
Prepayment for building	1,068,583	864,285
Work-in-progress	5,783,983	2,279,616

	8,260,983	3,732,825
Less: accumulated depreciation	(312,945)	(158,103)

Property and equipment, net	$7,948,038	$3,574,722

On June 2, 2007, the Company entered into an agreement to purchase an office building for approximately $1,336,000. As of September 30, 2008 and December 31, 2007, the Company’s prepayments totaled $1,068,583 and $864,285, respectively.

The Company entered an agreement with Rental Car Association of City of Urumqi for installation of a global positioning system ("GPS") control system. Per the agreement, the Company will install GPS Control Terminals on the 5,220 rental and taxi cars in the city of Urumqi in exchange for rights of interior or exterior advertisements on each taxi’s rear window, top light (LED display) and interior. According to the agreement, the Company should start to operate the system on October 1, 2007 for a period of 15 years; however, the deployment had not been completed as of September 30, 2008. As of September 30, 2008 and December 31, 2007, the Company has incurred the total costs of $5,175,206 and $2,279,616, respectively, for the deployment, which were recorded as Work-in-progress. In addition, on March 31, 2008, the Company signed the "Agreement for Installation of Taxi GPS Monitoring System" with the Urumqi City Transportation Bureau (the “Transportation Bureau”), which is the higher management authority of the Rental Car Association of City of Urumqi. The agreement reconfirmed the Company’s responsibility for providing to the Transportation Bureau's Passenger Transport Office with equipment for LED-based GPS monitoring, network hardware, GPS monitoring platform, and LED-based information release platform and software in exchange for the 15 years’ taxi advertising rights. The Transportation Bureau further guarantees that the Company will be its exclusive cooperation partner for a period of 15 years. No changes related to this guaranty will be made during the 15-year period.

The Company signed a contract jointly with the Huhhot Comprehensive Traffic Information Center and the Huhhot Department of Transportation Administration on January 28, 2008 to exclusively invest in and construct the LED stripe screen advertisement broadcasting system for taxis (LSABS) in the city of Huhhot. The contract is for a period of 15 years, and the Company will provide funding for LED strip screens and taxi rooftop light alterations to construct the city’s Taxi Advertising and Information Release System. As of September 30, 2008, the Company has incurred costs totaled $608,777, which were recorded as Work-in-progress.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

4. INTANGIBLE ASSETS:

The Company’s intangible assets as of September 30, 2008 are summarized as follows:

Core technology	$505,780

Existing technology	174,097

Less: accumulated amortization	(5,803)

Total	$674,074

(1) Core Technology

In June 2008, the Company purchased software from a third party for a cash consideration of $505,780.  This software will be integrated into an Electrical Toll collection (“ETC”) non-stop toll system. The Company plans to distribute fully integrated ETC systems with both hardware and software included.  Amortization of the core technology will not start until the ETC system is completely developed, which is expected during the fourth quarter of 2008.

(2) Existing Technology

China TranWiseway, the Company’s indirect 70% owned subsidiary, internally developed the Traffic Volume Long-Distance Monitoring and Data Center Platform technology. The useful life of the technology is estimated at 10 years.

5. GOODWILL

The Company has recorded approximately ¥4,603,104, or $673,434, and ¥283,923, or $41,538 of goodwill in connection with its acquisitions (see Note 7) of equity of China TranWiseway, and Dajian Zhitong, respectively.

In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company performed the goodwill impairment tests. The results of the tests indicated that no impairment loss was probable because the implied fair value of goodwill related to the equity purchased exceeded the book value of the goodwill. The Company performs its annual impairment test as of the last day of the fiscal year. These impairment tests must be performed more frequently if there are triggering events.

6. NOTES PAYABLE

On June 17, 2008, the Company entered a loan agreement with a commercial bank in the amount of RMB 20,000,000, or $2,926,000. The loan bears an interest rate of 8.964% per annum. The agreement expires on June 17, 2009. For the nine months ended September 30, 2008, interest expense on the loan totaled RMB 489,981, or $70,248.

As of September 30, 2008, our subsidiary Dajian Zhitong, had an outstanding loan in the amount of RMB 804,217, or $117,657, from its minority shareholder for general working capital needs. The loan bears no interest and is payable on demand.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

7.	ACQUISITIONS OF SUBSIDIARIES

(1) China TranWiseway

During May, 2008, PKU entered into equity transfer agreements with shareholders of China TranWiseway, pursuant to which, PKU acquired 70% ownership of China TranWiseway from these shareholders for a cash price of RMB 6,500,000 (approximately $951,000). China TranWiseway is a high-tech company specializing in transportation information system and application developments. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of China TranWiseway have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price was allocated as follows:

	In RMB	Currency Exchange Rate	In USD
Net tangible assets	¥706,896	0.1463	$103,419
Existing technology	1,190,000	0.1463	174,097
Goodwill	4,603,104	0.1463	673,434
Total consideration paid	¥6,500,000		$950,950

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

(2) Dajian Zhitong

On September 16, 2008, Zhangcheng Media, the Company’s indirectly-owned subsidiary, entered into an equity transfer agreements with shareholders of Dajian Zhitong. Pursuant to the agreement, Zhangcheng Media acquired 85% ownership of Dajian Zhitong from three of the shareholders for a cash price of RMB 1,980,000 (approximately $290,000). Included in the price was an assumption of Dajian Zhitong's liabilities totaling RMB 1,639,518. Therefore, actual acquisition price of the 85% ownership of Dalian Zhitong was RMB 340,482 (approximately $50,000). In accordance with SFAS No. 141, the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Dajian Zhitong have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price was allocated as follows:

	In RMB	Currency Exchange Rate	In USD
Net tangible assets	¥56,559	0.1463	$8,275
Goodwill	283,923	0.1463	41,538
Total consideration paid	¥340,482		$49,813

No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of the acquisition on the Company’s results of operations.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

On November 30, 2007, the Company issued warrants to CCG Investor Relations Partners LLC, in aggregate, to purchase 50,000 shares of the Company’s common stock in connection with investor relations services, with an exercise price of $5.00 per share. These warrants will expire on November 30, 2010 pursuant to the common stock purchase warrant agreement. The fair market value of these stock warrants was $200,105 and was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 3.08%; volatility of 148% and an expected term of three years.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

8. SHARE-BASED PAYMENTS (Continued)

The expected volatilities are based on the historical volatility of the Company’s stock. The observations were made in a 52-week period. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

A summary of stock warrants for the quarter ended September 30, 2008 is presented as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)
Outstanding at January 1, 2007	436,187	$2.63	30.77
Granted	277,778	1.80	-
	50,000	5.00
Exercised or converted	(239,023)	2.63	-
Forfeited or expired	(197,164)	2.63	-
Outstanding at December 31, 2007	327,778	2.29	70.11
Granted	-	-
Exercised or converted	-	-
Forfeited or expired	-	-

Exercisable at September 30, 2008	327,778	$2.29	61.11

(2) Stock options

On January 7, 2008, the Company and Mr. Zhihai Mao, the Chief Financial Officer of the Company, entered into a stock option agreement. Pursuant to the terms of the stock option agreement, Mr. Mao was granted a non-qualified option on January 7, 2008 to purchase 200,000 shares of common stock of the Company at an exercise price of $6.70 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of ten years and expires on January 7, 2018. The option vests in equal installments on a quarterly basis over a three-year period beginning on January 7, 2008. The Company recorded compensation expense of $134,744 during the nine months ended September 30, 2008 in connection with the stock options.

On May 1, 2008, the Company entered into separate Stock Option Agreements with each of Mr. Trien and Dr. Chen. Under the terms of the Stock Option Agreements, the Company agreed to grant a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of five years and expires on May 1, 2013. The option vests in equal installments on a quarterly basis over a three-year period. The Company recorded compensation expense of $21,994 during the nine months ended September 30, 2008 in connection with the stock options.

On September 28, 2008, the Company entered into a Stock Option Agreement with Mr. Ho-Ping Lin. Under the terms of the Stock Option Agreement, the Company agreed to grant a stock option to Mr. Lin for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share. The option has a term of five years and expires on September 28, 2013. The option vests in equal installments on a quarterly basis over a three-year period. The Company recorded compensation expense of $31 during the nine months ended September 30, 2008 in connection with the stock options.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

8. SHARE-BASED PAYMENTS (Continued)

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy.  The following table presents the assumptions used for options granted:

	September 30, 2008	June 30, 2008	March 31, 2008
Number of options	30,000	60,000	200,000
Risk free interest rate	2.37%	2.53%	3%
Expected life (year)	3.5	3.5	3.5
Expected volatility	30.15%	53%	53%
Weighted average fair value per option	$0.56	$2.64	$2.76

No options were exercised during the third quarter ended September 30,2008.

As of September 30, 2008, total unrecognized compensation costs related to unvested stock options was $569,607. Unvested stock options are expected to be recognized over a period of 2.4 years.

A summary of options transactions during the quarter ended September 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	-	$-
Granted	290,000	$6.6
Exercised	-	$-
Cancelled	-	$-
Outstanding at September 30, 2008	290,000	$6.6

Nonvested as of September 30, 2008	249,166	$6.6
Option exercisable as of September 30, 2008:	40,834	$6.6

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

9. EQUITY TRANSACTIONS

In April 2007, per the request of the note holders, $21,000 of convertible promissory notes and $5,815 of accrued interest totaled $26,815 were converted into 12,769 shares of the Company’s common stock at $0.28 per share.

In April 2007, 239,023 common shares were issued upon the cashless exercise of warrants .

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

Transaction costs including legal, accounting and investment banking fees, etc., were charged directly to equity as a reduction from the cash consideration received for the newly-issued common stock. Such costs totaled 1,791,908 and 1,492,361 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

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

On July 17, 2008, the Company issued and sold 2,586,207 shares to SAIF Partners III L.P. ("SAIF"), for a cash price of $5.80 per share and a total amount of $15,000,000 pursuant to a private placement completed by the Company.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

10. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of December 31, 2007 or September 30, 2008. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the quarter ended September 30, 2008.

The Company, through its subsidiaries, PKU, Beijing Tian Hao, Beijing Zhangcheng, Zhangcheng Media and Xinjiang Zhangcheng is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $3,300,000 as of September 30, 2008 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $1,300,000 due to uncertainty of its realization.

The income tax expense was as follows:

	Nine Months Ended September 30, 2008
	Domestic		Foreign
	Federal	State	China
Current	$-	$-	$-
Deferred	-	-	49,971
	$-	$-	$49,971

PKU and Dajian Zhitong are charged at the tax rate at 25% on the net income for PRC income tax purpose under the new Enterprise Tax Law in 2008. Beijing Tian Hao, Beijing Zhangcheng, Xinjiang Zhangcheng and Zhangcheng Media qualify as “new or high-technology enterprise” located in a high-tech zone in Beijing and Urumqi, and are entitled for tax exemption on the net income for PRC income tax purpose in 2008. China TranWiseway is subject to EIT at a reduced rate of 7.5% in 2008.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2008 were as follows:

	Foreign				Domestic
Deferred Tax Assets	In RMB		Currency Exchange Rate	In USD	In USD
Net operating loss carryforwards		¥1,479,817	0.1463	$216,497	$1,300,000
Valuation allowance		-	0.1463	-	(1,300,000)
Net deferred tax assets	¥	¥ 1,479,817		$216,497	$-

As of September 30, 2008, the Company had net operating loss carryforwards for China income tax purposes of approximately ¥9,900,000, or $1,500,000, which, if used to offset future taxable income, will expire in year 2012.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

11. INCOME PER SHARE

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

The computation of earnings per share is as follows:
	Nine Months Ended September 30,
	2008	2007
Net Income, as reported:	$6,970,602	$3,604,344
Basic earnings per share:
Basic weighted average share outstanding	20,175,820	14,160,512
Basic earnings per common share	$0.35	$0.25
Diluted earnings per share:
Basic weighted average share outstanding	20,175,820	14,160,512
Effect of dilutive stock options and warrants	217,357	138,889
Diluted weighted average shares outstanding	20,393,177	14,299,401
Diluted earnings per common share	$0.34	$0.25

12. COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first year. Upon completion of the first year of employment, employees earn one (1) additional day for each additional year. At termination, employees are paid for any accrued annual vacation leave. As of September 30, 2008 and December 31, 2007, we had no vacation liability.

13. RELATED-PARTY TRANSACTIONS

Operating Leases---The Company leases its facility from a former shareholder under an operating lease agreement which expires on December 1, 2008. The base rent is approximately $8,000 per month. Rent expense under this lease agreement amounted to approximately $72,000 for the nine months ended September 30, 2008. Approximately future minimum obligations under the above operating lease at September 30, 2008 amounted $16,000.

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

14. COMMITMENTS AND CONTINGENCIES

PKU and its subsidiaries rent offices under several operating leases. Rent expenses for these offices totaled $163,540 for the nine months ended September 30, 2008. The aggregate future minimum payments under these lease agreements over one year are as follows:

Year ending September 30,	Lease Commitments

2009	$284,541
2010	255,685
2011	67,400
Total	$607,626

15. CONCENTRATION

a. Cash

The Company maintains cash in three commercial banks located in California. Up to $100,000 of the balance in each bank is insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of September 30, 2008 and December 31, 2007, uninsured balances totaled $14,654,564 and $1,963,533, respectively.

b. Major Customers

During the nine months ended September 30, 2008, two of the Company’s customers accounted for approximately $5,750,000 of the total revenues. Those customers comprised approximately 31% of the total sales during the nine months ended September 30, 2008. Included in accounts receivable is approximately $290,000 from these customers as of September 30, 2008.

16. OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at September 30, 2008 was as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at January 1, 2007	$214,770	$214,770
Change for the year ended December 31, 2007	672,414	672,414

Balance at December 31, 2007	887,184	887,184
Change for the nine months ended September 30, 2008	1,375,751	1,375,751

Balance at September 30, 2008	$2,262,935	$2,262,935

CHINA TRANSINFO TECHNOLOGY CORP. AND ITS SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

17. SUBSEQUENT EVENT

On October 1, 2008, our subsidiary, PKU, entered into an equity transfer agreement with with six individual shareholders of Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”)., pursuant to which, PKU will acquire 100% ownership of Shanghai Yootu from these six individual shareholders. Under the terms of the Equity Transfer Agreement, PKU will make the payments in three installments to the Transferors. The initial cash payment of RMB 8.8 million (approximately $1.3 million) will be paid to the Transferors within five (5) business days after the date of execution of the Equity Transfer Agreement. The second payment will be made by the later of (1) January 1, 2010 and (2) the completion of the audit of financial statements of Shanghai Yootu as of and for the fiscal year ended December 31, 2009 and will be equal to twice Shanghai Yootu’s 2009 full year net income. The second payment consists of 50% cash and 50% shares of the Company’s common stock. The number of shares issuable in satisfaction of the equity portion of the second payment will be calculated based on the 30-day average closing price of the Company’s common stock before December 31, 2009. The final payment will be made by the later of (1) January 1, 2011 and (2) the completion of the audit of financial statements of Shanghai Yootu as of and for the fiscal year ended December 31, 2010 and will be a payment in 50% cash and 50% of the Company’s common stock, which in aggregate will be equal to three times Shanghai Yootu's 2010 full year net income. The number of shares issuable in satisfaction of the equity portion of the final payment will be calculated based on the 30-day average closing price of the Company’s common stock before December 31, 2010. Shanghai Yootu specializes in the research and development of transportation information collection systems, transportation information application systems, transportation dynamic data processing, and transportation information location service systems.

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

In addition, with a main focus on transportation solutions, we provide products and services of intelligent traffic systems, or ITS, including electronic toll collection, or ETC, traffic flow surveying systems, traffic information processing systems, vehicle GPS monitoring system, taxi media systems, transportation facility management systems. We also offer full range solutions of the transportation oriented GIS, or GIS-T, covering transportation planning, design, construction, maintenance and operation.

Our Current Organizational Structure

The chart below illustrates our current corporate structure:

Recent Developments

On October 1, 2008, our majority-owned subsidiary, PKU entered into an equity transfer agreement (the “Equity Transfer Agreement”) with six individual shareholders, Qing Lu, Xiaohong Chen, Hangfei Lin, Gang Li, Jianzhong Zhang and Jieqing Guo (collectively, the “Transferors”), of Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”) to purchase 100% ownership of Shanghai Yootu from the Transferors. Under the terms of the Equity Transfer Agreement, PKU will make the payments in three installments to the Transferors. The initial cash payment of RMB 8.8 million (approximately $1.3 million) was paid to the Transferors within five (5) business days after the date of execution of the Equity Transfer Agreement. The second payment will be made by the later of (1) January 1, 2010 and (2) the completion of the audit of financial statements of Shanghai Yootu as of and for the fiscal year ended December 31, 2009 and will be equal to twice Shanghai Yootu’s 2009 full year net income. The final payment will be made by the later of (1) January 1, 2011 and (2) the completion of the audit of financial statements of Shanghai Yootu as of and for the fiscal year ended December 31, 2010. which in aggregate will be equal to three times Shanghai Yootu’s 2010 full year net income. For additional information regarding this transaction, please see our current report on Form 8-K filed on October 7, 2008 and the exhibit attached thereto.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third fiscal quarter of 2008, which resulted in continued growth in our revenues and net income. The GIS software and solutions industry in China continued its rapid development in the third quarter of 2008 due, in part, to the Chinese government’s preference to use “Made in China” GIS software applications and services for its government programs. As China continues to increase urbanization, the government’s needs for GIS software applications to manage that growth continues to grow. The need in this trend is primarily in the area of transportation, logistics and IT infrastructure for telephones and internet services. We were able to capitalize on this growth trend during the third quarter of 2008. We believe this trend will continue to result in the expansion of GIS software and services market and result in increased revenues for us.

The following are some financial highlights for the third quarter of 2008:

•	Revenues: Our revenues were approximately $8.91 million for the third quarter of 2008, an increase of 137.19% from the same quarter of last year.

•	Gross Margin: Gross margin was 55.4% for the third quarter of 2008, as compared to 54.5% for the same period in 2007.

•	Operating Profit: Operating profit was approximately $3.33million for the third quarter of 2008, an increase of 96.9% from $1.69 million of the same period last year.

•	Net Income: Net income was approximately $3.10 million for the third quarter of 2008, an increase of 49.99% from the same period of last year.

•	Fully diluted earnings per share was $0.14 for the third quarter of 2008.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table summarizes the results of our operations during the three-month periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2007 to the three-month period ended September 30, 2008.

	Three Months Ended September 30,		Three Months Ended September 30,
	2008		2007

Revenues	$8,913,514	100.00%	$3,757,898	100.00%

Cost of revenues	3,979,049	44.64%	1,709,771	45.50%

Gross profit	4,934,465	55.36%	2,048,127	54.50%

Expenses:
Selling, general, and administrative expenses	1,607,712	18.04%	358,359	9.54%

Income from operations	3,326,753	37.32%	1,689,768	44.97%

Other income (expense):
Interest income	23,575	0.26%	19,154	0.51%
Interest expense	(66,066)	(0.74)%	(1,629)	(0.04)%
Minority interest	(386,900)	(4.34)%	(92,623)	(2.46)%
Decrease in fair value of warrant liability	-	-	402,778	10.72%
Other income(expense) - net	310,043	3.48%	43,559	1.16%
Total other income (expense)	(119,348)	(1.34)%	371,239	(0.84)%

Net income before income taxes	3,207,405	35.98%	2,061,007	55%

Provision for income taxes	109,864	1.23%	(4,159)	(0.11)%

Net income	$3,097,541	34.75%	$2,065,166	54.96%

Revenues. Revenues increased approximately $5.16 million, or 137.19%, to approximately $8.91million for the three months ended September 30, 2008, from approximately $3.76 million for the same period in 2007. This increase was mainly attributable to the increase in sales of our products and services. We believe that such sales increased as a result of the growing recognition of our brand name and technology as well as the rapidly developing market opportunities in the GIS market in China, especially in the transportation information sector.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended September 30, 2008	Percentage of Total Revenues	Three Months Ended September 30, 2007	Percentage of Total Revenues
Transportation	$6,189,493	69.44%	$1,508,855	40.15%
Digital City	$2,407,733	27.01%	$2,156,577	57.39%
Land & Resources	$316,288	3.55%	$85,114	2.26%
Other	$0	0.00%	$7,353	0.20%
Total	$8,913,514	100.00%	$3,757,898	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 96.45% and 97.54% of our sales for the three months ended September 30, 2008 and 2007, respectively. Sales in Land & Resources accounted for 3.55% and 2.26% of total sales over each of periods indicated above. Our success ratio when bidding on new contracts, was approximately 90% during the three month periods ended September 30, 2008, which is similar to the ratio achieved during the same period of 2007.

Cost of Goods Sold. Our cost of goods sold increased approximately $2.27 million, or 132.7%, to approximately $3.98 million for the three months ended September 30, 2008, from approximately $1.71 million during the same period in 2007. This increase was mainly due to the increase in sales generally. As a percentage of revenues, the cost of goods sold decreased to 44.6% during the three moths ended September 30, 2008 from 45.5% in the same period in 2007, which was the execution of slightly higher margin contracts, which resulted in the increase in lower cost software component sales as a percentage of total sales during the third quarter of 2008.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Salary	$284,496	$220,173
Hardware	1,244,422	1,321,025
Software licenses	433,588	63,356
Outsourcing	1,675,001	79,618
Others	341,542	25,599
Total	$3,979,049	$1,709,771

Gross Profit. Our gross profit increased by approximately $2.89 million, or 140.93%, to approximately $4.93 million for the three months ended September 30, 2008 from approximately $2.05 million during the same period in 2007. Gross profit as a percentage of revenues was 55.36% for the three months ended September 30, 2008, an increase of 0.86% from 54.50% during the same period in 2007. Such percentage increase was mainly due to the increase in sales of higher margin software components as a percentage of total sales during the third quarter of 2008.

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

Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses increased approximately $0.07 million, or 57.14%, to approximately $0.11 million for the three months ended September 30, 2008 from approximately $ 0.04 million during the same period in 2007. As a percentage of revenues, selling expenses increased to 1.2% for the three months ended September 30, 2008 from 1.1% for the same period in 2007. Such dollar and percentage increase of selling expenses was mainly attributable to our expanded operations and sales volume for the three months ended September 30, 2008.

Administrative Expenses. Our administrative expenses were approximately $1.50 million (16.83% of total sales) and approximately $0.32million (8.44% of total sales) for the three months ended September 30, 2008 and 2007, respectively. The dollar increase was mainly due to the increased staffing and more expenses associated with being a public company.

Income Taxes. China TransInfo Technology Corp. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China TransInfo Technology Corp. had no United States taxable income during the three months ended September 30, 2008.

Our wholly owned subsidiary Cabowise was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment Corporation (Delaware) was incorporated in Delaware. No provision for state income taxes in Delaware has been made as Intra-Asia Entertainment Corporation (Delaware) had no Delaware taxable income during the three months ended September 30, 2008. Our wholly owned subsidiary Intra-Asia Entertainment (China) Limited (Hong Kong) was incorporated in Hong Kong and, under the current laws of Hong Kong, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment (Asia-Pacific) Limited (Samoa) was incorporated in Samoa and, under the current laws of Samoa, is not subject to income taxes.

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

Our Chinese direct subsidiary, PKU, and indirect subsidiary, Dalian Dajian Zhitong Information Service Co., Ltd. are subject to Chinese enterprises income tax, or EIT, at a rate of 25% of the assessable profits. As approved by the local tax authority in the PRC, Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd. and Beijing Zhangcheng Culture and Media Co., Ltd. are entitled to a two-year exemption from EIT followed by 50% tax exemption for the next three calendar years, commencing from the first cumulative profit-making year. China TranWiseway Information Technology Co., Ltd. is subject to EIT at a reduced rate of 7.5% in 2008. Shanghai Yootu is subject to a special EIT at 2.5% of its taxable revenue in 2008. As of September 30, 2008, PKU had net operating loss carry forwards for Chinese income tax purposes of approximately $1,500,000. We believe that the first cumulative profit-making year of PKU will be in the fiscal year 2009 for Chinese income tax purpose. For the three months ended September 30, 2007, we recognized income tax benefits of approximately $0.01 million while for the same period in 2008, we recognized an income tax expense of $0.11 million. Those tax expenses mainly resulted from the decrease in deferred tax assets.

Net Income. Net income increased by approximately $1.03 million, or 49.99% to approximately $3.10 million for the three months ended September 30, 2008 from approximately $2.07 million for the same period of 2007, as a result of the factors described above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008.

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008		2007

Revenues	$18,685,813	100.00%	$7,995,464	100.00%

Cost of revenues	8,258,137	44.19%	4,077,979	51.00%

Gross profit	10,427,676	55.81%	3,917,485	49.00%

Expenses:
Selling, general, and administrative expenses	3,085,992	16.52%	796,289	9.96%

Income from operations	7,341,684	39.29%	3,121,196	39.04%

Other income (expense):
Interest income	50,759	0.27%	40,216	0.50%
Interest expense	(75,983)	(0.41)%	(13,858)	(0.17)%
Minority interest	(601,691)	(3.22)%	(326,590)	(4.08)%
Decrease in fair value of warrant liability	-	-	590,277	7.38%
Other income(expense) - net	305,804	1.64%	222,711	2.79%
Total other income (expense)	(321,111)	(1.72)%	512,756	6.41%

Net income before income taxes	7,020,573	37.57%	3,633,952	45.45%

Provision for income taxes	49,971	0.27%	29,608	0.37%

Net income	$6,970,602	37.30%	$3,604,344	45.08%

Revenues. Revenues increased approximately $10.69 million, or 133.71%, to approximately $18.69 million for the nine months ended September 30, 2008, from approximately $8.00 million for the same period in 2007. This increase was mainly attributable to the increase in sales of our products and services. We believe that such sales increased as a result of the growing recognition of our brand name and technology as well as the rapidly developing market opportunities in the GIS market in China, especially in the transportation information sector.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Nine Months Ended September 30, 2008	Percentage of Total Revenues	Nine Months Ended September 30, 2007	Percentage of Total Revenues
Transportation	$10,862,985	58.14%	$3,180,444	39.78%
Digital City	$6,023,139	32.23%	$3,666,820	45.86%
Land & Resources	$1,761,978	9.43%	$1,034,511	12.94%
Other	$37,711	0.20%	$113,690	1.42%
Total	$18,685,813	100.00%	$7,995,464	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 90.37% and 85.64% of our sales for the nine months ended September 30, 2008 and 2007, respectively. Sales in Land & Resources accounted for 9.43% and 12.94% of total sales over each of periods indicated above. Our success ratio when bidding on new contracts, was approximately 90% during the nine month periods ended September 30, 2008, which is about the same as that during the same period of 2007.

Cost of Goods Sold. Our cost of goods sold increased approximately $4.18 million, or 102.51%, to approximately $8.26 million for the nine months ended September 30, 2008, from approximately $4.08 million during the same period in 2007. This increase was mainly due to the increase in sales generally.. As a percentage of revenues, the cost of goods sold decreased to 44.19% during the nine moths ended September 30, 2008 from 51.00% in the same period in 2007, which was mainly attributable to the execution of higher margin contracts, which resulted in the increase in lower cost software component sales as a percentage of total sales during the nine months period of 2008..

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Salary	$878,303	$565,311
Hardware	4,215,188	3,107,863
Software licenses	916,594	82,054
Outsourcing	1,785,988	136,138
Others	462,064	186,612
Total	$8,258,137	$4,077,979

Gross Profit. Our gross profit increased by approximately $6.51million, or 166.18%, to approximately $10.43 million for the nine months ended September 30, 2008 from approximately $3.92 million during the same period in 2007. Gross profit as a percentage of revenues was 55.81% for the nine months ended September 30, 2008, an increase of 6.81% from 49.00% during the same period in 2007. Such percentage increase was mainly due to the increase in sales of higher margin software component as a percentage of total sales and effective cost controls during the nine months period of 2008.

Selling Expenses. Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses increased approximately $0.37 million, or 223.79%, to approximately $0.54million for the nine months ended September 30, 2008 from approximately $0.17 million during the same period in 2007. As a percentage of revenues, selling expenses increased to 2.88% for the nine months ended September 30, 2008 from 2.07% for the same period in 2007. Such dollar and percentage increase of selling expenses was mainly attributable to our expanded operations and sales volume for the nine months ended September 30, 2008.

Administrative Expenses. Our administrative expenses were approximately $2.55 million (13.64% of total sales) and approximately $0.63 million (7.9% of total sales) for the nine months ended September 30, 2008 and 2007, respectively. The increase of our administrative expenses was mainly due to the increased staffing and more expenses associated with being a public company.

Income Taxes. For the nine months ended September 30, 2007, we recognized income tax expense of approximately $29,608 while for the same period in 2008, we recognized an income tax expense of approximately $49,971. The increase of tax expense incurred during the nine months period of 2008 mainly resulted from the decrease in deferred tax assets during the nine months ended September 30, 2008.

Net Income. Net income increased by approximately $3.37 million, or 93.39% to approximately $6.97 million for the nine months ended September 30, 2008 from approximately $3.60 million for the same period of 2007, as a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2008, we had cash and cash equivalents (excluding restricted cash) of approximately $19.09 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	Nine Months Ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$1,319,414	(1,716,191)
Net cash provided by (used in) investing activities	(5,374,595)	4,440,822
Net cash provided by (used in) financing activities	16,006,533	1,099,439
Net cash flow	12,246,696	3,863,424

Operating Activities

Net cash provided by operating activities was approximately $1.32 million for the nine-month period ended September 30, 2008, which is an increase of $3.04 million from approximately $1.72 million net cash used in operating activities for the same period of 2007. The increase of the cash provided by operating activities was mainly attributable to the increase of our sales and net profit as well as the increase in accounts payable for the nine months ended September 30, 2008 compared to the same period of 2007.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the nine-month period ended September 30, 2008 was approximately $5.37 million, which is an increase of approximately $9.81 million from net cash provided by investing activities of $4.44 million for the same period of 2007. The increase of the cash used in investing activities was mainly due to the purchases of GPS and LED screen equipment for our taxi media business as well as the acquisition of China TranWiseway and Danlian Dajian during the nine months period ended September 30, 2008.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2008 was approximately $16.01 million, while in the same period of 2007 we had approximately $1.10 million net cash provided by financing activities. Such change was mainly attributable to the facts that we raised $15 million in the private placement transaction in July 2008 and borrowed approximately $2.92 million from a bank during the nine-month period ended September 30, 2008.

On June 17, 2008, we entered into a short-term loan agreement with Beijing Bank, Youyi Branch, or the Bank, pursuant to which the Bank has agreed to loan to us RMB 20,000,000 (approximately $2,918,000) for purchase of its raw materials. The loan has an annual interest rate of 8.964% and the interests must be paid on a quarterly basis commencing September 20, 2008. The loan expires on June 17, 2009 but can be renewed upon the written consent by the Bank. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and the Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which include, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. As of the date of this report, we has an outstanding loan with a principal amount of $2.92 million borrowed from the Bank, which matures on June 17, 2009. There are no financial covenants or ratios under this short-term loan agreement.

As of September 30, 2008, our subsidiary China TranWiseway had paid off a loan in the amount of RMB 1,040,000 (approximately $0.15 million) that it borrowed from its shareholder, Beijing Marine Communication & Navigation Company.

On July 17, 2008, we completed a private placement pursuant to which we issued and sold 2,586,207 shares of our common stock to SAIF. As a result of this private placement we raised $15 million in gross proceeds, which left us with approximately $13.21 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.79 million.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activity in July 2008 and the bank loans referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.  However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Obligations Under Material Contract

We have entered into a lease agreement with a Chinese individual, Zhao Li, for our rental of space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under this lease, we have the right to use 513 square meters of office space in the E-Wing Center. We pay a total monthly rental of RMB 62,000 under this lease agreement (approximately $8,000). This lease expires on December 1, 2008. On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,422,920). We have paid $1,068,583 to Mr. Zhao as of September 30, 2008.

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly owned subsidiaries Oriental Intra-Asia Entertainment (China) Limited, Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”), Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”), Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), China TranWiseway Technology Co., Ltd. (“China TranWiseway”), and Dalian Dajian Zhitong Infomration Service Ltd (Dajian Zhitong). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Translation Adjustment—The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of PKU and its subsidiaries are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

The Company translates PKU and its subsidiaries assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rates during the reporting period. Adjustments resulting from the translation of PKU and its subsidiaries financial statements from RMB into U.S. dollars are recorded in stockholders' equity as part of accumulated comprehensive gain - translation adjustments. Gains or losses resulting from transactions in currencies other than RMB are reflected in income for the reporting period.

As of September 30, 2008 and December 31, 2007, the exchange rates between RMB(¥) and the USD was RMB¥1 = USD$0.1463 and RMB¥1 = USD$0.1371, respectively. For the nine months ended September 30, 2008 and 2007, the weighted-average rate of exchange between RMB and USD was RMB¥1 = USD$0.14337 and RMB¥1 = USD$0.13064, respectively. Total translation adjustment recognized as of September 30, 2008 and December 31, 2007 is $2,262,935 and $887,184, respectively.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 161 on its consolidated financial statements.

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

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008.

In June 2008, FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5,” to provide transition guidance for conforming changes made to the abstract for EITF Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” relating to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Shudong Xia, our Chief Executive Officer and Mr. Zhihai Mao, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Mr. Xia and Mr. Mao concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended September 30, 2008 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

DATED: November 12, 2008

CHINA TRANSINFO TECHNOLOGY CORP.

By: /s/ Shudong Xia
- -------------------------------------
Shudong Xia
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zhihai Mao
- -------------------------------------
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