Form 10-K
period 2008-12-31
China TransInfo Technology Corp.
filed 2009-03-25
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File Number: 001-34134

CHINA TRANSINFO TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0616524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

07 Floor E-Wing Center
No. 113 Zhichunlu, Haidian District
Beijing, China 100086
(Address of principal executive office and zip code)

(86 10) 82671299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $35.9 million.  Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2009, there were 22,187,314 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA TRANSINFO TECHNOLOGY CORP.

FORM 10-K
For the Fiscal Year Ended December 31, 2008

Use of Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•
“China TransInfo,” “the Company,” “we,” “us,” or “our” refer to China TransInfo Technology Corp., its subsidiaries, and, in the context of describing our operations and business, and consolidated financial information, include our consolidated variable interest entities, in China.;

•	“China,” “Chinese” and “PRC” refer to the People’s Republic of China;

•	“BVI” refers to the British Virgin Islands;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“RMB” refers to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

Forward-Looking Statements

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized.  Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.  Potential risks and uncertainties include, among other things, such factors as:

•	we operate our businesses through companies with which we only have contractual relationships;
•	the recent credit crisis and turmoil in the global financial system;
•	our significant reliance on the sales to the Chinese government; and
•	adverse changes in political and economic policies of the PRC government.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors.”  Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the SEC.  These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.  The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1.    BUSINESS

Overview

We are a leading provider of public transportation information systems technology and comprehensive solutions in China.  Our goal is to become the largest transportation information product and comprehensive solutions provider, as well as the largest integrated transportation information platform and commuter traffic media platform builder and operator in China.  Substantially all of our operations are conducted through our variable interest entities that are PRC domestic companies owned principally or completely by our  PRC affiliates.  Through our variable interest entities,  we are involved in developing multiple applications in transportation, digital city, land and resource filling system based on Geographic Information Systems (“GIS”) technologies which is used to service the public sector.

Our main focus is on providing transportation solutions.  Our products and services include:

•	Transportation Planning Information System,

•	Pavement Maintenance System,

•	Electronic toll collection (“ETC”),

•	Traffic Information Service System,

•	Taxi Security Monitoring, Commanding and Dispatching Platform,

•	GIS-T (Transportation) Middleware,

•	Traffic Flow Surveying Systems,

•	Intelligent Parking System,

•	Red Light Violation Snapshot System,

•	Intelligent Highway Vehicle Monitoring System,

•	Intelligent Public Transport System,

•	Palmcity Navigation Engine,

•	Comprehensive Location Based Service Platform,

•	Digital City,

•	2-D and 3-D GIS.

We also offer full range solutions for transportation oriented GIS (“GIS-T”) covering transportation planning, design, construction, maintenance and operation ..

History and Corporate Structure

Corporate History

We were originally incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed bison.  On December 10, 2003, we executed an agreement and plan of reorganization, or the Intra-Asia Agreement, with Intra-Asia Entertainment Corporation, a Delaware corporation (“Intra-Asia Delaware”), whereby Intra-Asia Delaware became our wholly-owned subsidiary and we amended our articles of incorporation to change our name to “Intra-Asia Entertainment Corporation.”  From the first half of 2006 until May 14, 2007 when we completed a reverse acquisition transaction with Cabowise International Ltd. (“Cabowise”), a BVI company, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

On May 14, 2007, we acquired Cabowise through a share exchange transaction pursuant to which we issued to the shareholders of Cabowise 10,841,492 shares of our common stock in exchange for all of the issued and outstanding capital stock of Cabowise.  Cabowise thereby became our wholly-owned subsidiary and the former shareholders of Cabowise became our controlling stockholders.  On the same day, our indirect Chinese subsidiary, Oriental Intra-Asia Entertainment (China) Limited (“Oriental”), acquired eighty-five percent (85%) equity interest in Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), which commenced its businesses in October 2000.  As a result, PKU became a majority-owned subsidiary of Oriental.

VIE Restructuring

Current Chinese laws restrict companies with foreign ownership to operate in three business segments that we recently entered into: online services, taxi advertising, and security and surveillance related business.  In order to comply with the applicable Chinese laws, we determined to restructure our subsidiaries and enter into a series of commercial arrangements to allow the Company to operate in these restricted business segments (“Restructuring”).

On February 3, 2009, as described below, through our indirect Chinese subsidiary, Oriental and Oriental’s former subsidiary, PKU, we entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., a company formed under Chinese law (the “Group Company”), pursuant to which we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the Group Company.  Established in China on May 26, 2008, the Group Company is wholly owned by four Chinese affiliates of the Company, Shudong Xia, our Chairman, CEO and President and the beneficial owner of approximately 43% of the Company’s outstanding capital stock, Zhiping Zhang, the Company’s Vice President of Research and Development, Zhibin Lai, the Company’s Vice President and Wei Gao, the designee of SAIF Partners III L.P., a 11% shareholder of the Company (the “Group Company Shareholders”).

Through Oriental and PKU, we entered into the following specific agreements to transfer all of its equity interests in its respective Chinese subsidiaries to the Group Company (the “Equity Transfer”):

•
Pursuant to an equity transfer agreement (the “PKU Equity Transfer Agreement”), entered into by and between Oriental and the Group Company, Oriental transferred all of its 97% equity interests in PKU to the Group Company;

•
Pursuant to an equity transfer agreement (the “Beijing Tian Hao Equity Transfer Agreement”), entered into by and between PKU and the Group Company, PKU transferred all of its 100% equity interests in Beijing Tian Hao Ding Xin Science and Technology Co., Ltd. to the Group Company;

•
Pursuant to an equity transfer agreement (the “China TranWiseway Equity Transfer Agreement”), entered into by and between PKU and the Group Company, PKU transferred all of its 70% equity interests in China TranWiseway Information Technology Co., Ltd. to the Group Company;

•
Pursuant to an equity transfer agreement (the “Zhangcheng Culture Equity Transfer Agreement”), entered into by and between PKU and the Group Company, PKU transferred all of its 100% equity interests in Zhangcheng Culture and Media Co., Ltd. to the Group Company;

•
Pursuant to an equity transfer agreement (the “Zhangcheng Science Equity Transfer Agreement”), entered into by and between PKU and the Group Company, PKU transferred all of the 100% equity interests in Beijing Zhangcheng Science and Technology Co., Ltd. to the Group Company; and

•
Pursuant to an equity transfer agreement (the “Shanghai Yootu Equity Transfer Agreement”), entered into by and between PKU and the Group Company, PKU transferred all of its 100% equity interests in Shanghai Yootu Information Technology Co., Ltd. to the Group Company.

In connection with the Equity Transfer, on February 3, 2009, the following contractual arrangements were also made among relevant parties, which have given us contractual rights to control and manage the business of the Group Company and the Group Company’s subsidiaries (the “Contractual Arrangement” and together with the Equity Transfer, the “Restructuring”):

•
Pursuant to an exclusive technical consulting and services agreement (the “Service Agreement”), entered into by and among Oriental, the Group Company and the Group Company’s subsidiaries, Oriental agreed to provide certain technical and consulting services to the Group Company and the Group Company’s subsidiaries (each a “VIE Entity” and collectively, the “VIE Entities”) in exchange for the payment by each VIE Entity of an annual development and consulting services fee that is to be determined solely by Oriental;

•
Pursuant to an equity pledge agreement (the “Pledge Agreement”), entered into by and among Oriental and each of the Group Company Shareholders, the Group Company Shareholders agreed to pledge all of their equity interests in the Group Company (the “Equity Interests”), to Oriental as collateral security for Oriental’s collection of the fees under the Service Agreement;

•
Pursuant to an option agreement (the “Option Agreement”), entered into by and among Oriental and each of the Group Company Shareholders, the Group Company Shareholders agreed to grant to Oriental an option to purchase, from time to time, all or a part of the Equity Interests, at the exercise price equal to the lowest possible price permitted by Chinese laws;

•
Pursuant to separate powers of attorney (the “Powers of Attorney”), each Group Company Shareholder agreed to grant to Oriental a power to excise on his or her behalf all voting rights as a shareholder at the shareholders’ meetings of the Group Company that have been given to him or her by law and by the Articles of Association of the Group Company; and

•
Pursuant to an operating agreement, entered into by and among Oriental, the VIE Entities and the Group Company Shareholders, (a) Oriental agreed to act as the guarantor for the VIE Entities in the contracts, agreements or transactions in connection with the VIE Entities’ operation between the VIE Entities and any other third parties and to provide full guarantee for the VIE Entities in performing such contracts, agreements or transactions, subject to applicable laws, in exchange for which the VIE Entities agreed to mortgage the receivables of their operation and all of their assets which have not been mortgaged to any third parties to Oriental, and (b) the VIE Entities and the Group Company Shareholders agreed to accept the provision of the corporate policies and guidance by Oriental at any time in respect of the appointment and dismissal of the VIE Entities’ employees, the VIE Entities’ daily operation and administration as well as financial administrative systems, including the appointment of senior managers recommended by Oriental (the “Operating Agreement” and together with the Service Agreement, Pledge Agreement, Option Agreement, Powers of Attorney, the PKU Equity Transfer Agreement, the Beijing Tian Hao Equity Transfer Agreement, the China TranWiseway Equity Transfer Agreement, the Zhangcheng Culture Equity Transfer Agreement, the Zhangcheng Science Equity Transfer Agreement, and the Shanghai Yootu Equity Transfer Agreement, the “Restructuring Documents”).

The main purpose of the Restructuring is to allow us to engage in the above three restricted business segments in China.  As a result of the Restructuring, we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the affiliated Group Company and accordingly, PKU and PKU’s subsidiaries became direct and indirect subsidiaries of the Group Company, which is wholly owned by the Group Company Shareholders who are all Chinese citizens.  At the same time, through the Contractual Arrangement, we maintain substantial control over the VIE Entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval.  Under FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), we are required to consolidate the VIE Entities into our financial statements because the Contractual Arrangement provides us with the risks and rewards associated with equity ownership, even though we do not own any of the outstanding equity interests in any of the VIE Entities.  As a result the Restructuring, we are able to engage in these three restricted business segments through the VIE Entities and derive the economic benefits that we would otherwise have as the owner of VIE Entities while still complying with Chinese laws.

The following chart reflects our organizational structure as of the date of this report:

Our Industry

Transportation in China

Over the past two decades, China has completed series of large-scale highway infrastructure projects.  As a result, according to the Ministry of Communication, China now has the second longest highway network in the world with a total length of approximately 53,800 kilometers at the end of 2007.  In addition, China has approximately 70% of the world’s toll highways according to highway management department of the Ministry of Communication.  According to the China’s 11th 5-Year Plan, it is estimated that the total mileage of urban rapid transit projects in China will exceed 1,862 kilometers by 2010, with total new investment of nearly $74 billion from 2006 to 2010.

China has a population of about 1.33 billion, which accounts for about 20% of the world’s population and makes it the most populous country in the world.  With rapid economic development and urbanization, car ownership has increased dramatically, leading to unprecedented transportation challenges in many cities of China.  According to Traffic Management Bureau of Ministry of Public Security, at the end of 2008 China had over 129 million private vehicles.  The number is estimated to grow at least 5% over the next several years. Given the current conditions, the Chinese government intends to improve transportation management using advanced information technology solutions. At the same time, motorists are also eager to have access to real time traffic information.  This strong demand from the private and public sectors is creating an unprecedented market opportunity for transportation information products and services.

The Ministry of Communication is the country’s highest level transportation regulator.  In December 2004, the Ministry of Communication announced a development plan for Chinese national highway system.  Under this plan, China will expand its highway network to 65,000 kilometers by 2010, and to 85,000 kilometers by 2020.  After its completion, the Chinese national highway network will connect all provincial capitals and cities with populations of at least half-a-million.  Under the plan, the total investment in the national highway network will be about $300 billion for the period from 2005 to 2020.  From 2005 to 2010, the annual investment in the plan is expected to be approximately $22 billion, with an additional $14.5 billion to be invested annually between 2010 to 2020.  Along with the new $584 billion of a new investment included in the recently announced Chinese economy stimulus plan, the Ministry of Communication in November 2008 submitted its new budget to the Chinese central government with the total investments in the transportation sector at about $730 billion for the next 3 to 5 years.

Intelligent Transportation Systems in China

Intelligent Transportation Systems (“ITS”) provide information and data tools for different types of transportation infrastructure by deploying solutions such as communication, monitoring, tolling and planning.  The 14th World Congress on ITS, defined ITS as comprehensive systems that integrate and apply advanced information, communication, control, sensor, and computer technology to effectively coordinate people, vehicles, and roads/rails to realize real-time information transfer, as well as on-time, highly efficient, safe, and energy-efficient transportation.

China’s ITS industry is still at its early stage in terms of developments.  Although China’s rapid economic growth over the past decade and accelerating urbanization have led to development of its transportation infrastructure, China has also recognized a need to use nationwide transportation networks more efficiently and effectively.  China began its ITS efforts in early 1990s with goals to enhance transportation management efficiency, to improve network throughput, and to reduce the negative effect of transportation to the economy and environment.  In terms of highways, China has been investing heavily in building up the ITS.  However, compared to an average proportion of 7%-10% of ITS investment to total highway investment in developed countries, China has only reached about 1%.  Also, almost all highways are toll highways in China, which means ITS is a necessity.  Given that China is ranked second in total highway length and first in total toll highway mileage in the world, a larger-scale, more advanced ITS is needed.  The increasing urban and highway traffic density also drives continued developments for ITS applications in communication and planning.  As increasingly more urban and highway ITS gets deployed, the ITS market will shift towards focusing on specialized information solutions and value-added information services in the future.  The urban ITS market is also still at a very initial development stage, comparable to that of the highway ITS market 10 years ago.  On the other hand, this is a large but fragmented market with great potential.

Despite being at an early stage, the overall ITS market in China is highly attractive due to rapidly developing transportation infrastructure and increasing demand for ITS applications to manage it.  The unique characteristics of China’s ITS industry mentioned above and the current low penetration level underline the large market potential. China’s expanding transportation network, along with its need for more effective and efficient transportation networks, has led to the need for better ITS.  As a result of this and support provided by recent central government policies, investment in the ITS industry has increased significantly.  According to the Chinese government’s 11th 5-year Plan, the Chinese government is estimated to spend approximately $7.3 billion on IT spending in the segments of transportation.  Even though there is no current breakdown of IT spending from the new $730 billion budget by the Ministry of Communication, we estimated that it would not go below 5% of the total spending.

Our Products and Services

Our core business is developing ITS in transportation sector utilizing GIS application software and technologies.  We also develop GIS applications in Digital City and land & resource areas.  When providing services to customers for GIS application software, some of our customers require us to purchase necessary hardware and provide system integration for them.  Our major products and services are described as follows:

Transportation Planning Information System

Our transportation planning information system is a software system utilized by traffic management engineers to plan roads and water transportation, safety monitoring and conduct strategic planning.  The system facilitates the comprehensive management of different information and data required for traffic planning such as national economic data, road and waterway data and digital mapping data.  The system provides planners with information search tools, statistical analysis and models to serve planning and organizing needs.

Pavement Maintenance System

Our pavement maintenance system is a practical business application system developed specifically for pavement data collection and operations management.  Based on field data collected by PDA device and with the support of backend data center, the system provides multiple functional modules, such as data acquisition, project management, quality management, equipment management, materials management, assessment analysis, business reports and public travel information inquiries.  Pavement management system can quickly identify pavement “diseases”, efficiently process related data, and maintain information in a scientific manner for timely and accurate supports.  It solves the problems from inefficiency of traditional manual operations due to complexity of information.

Electronic Toll Collection

ETC is a technology that allows for electronic payment of tolls.  An ETC system is able to determine if a car is registered in a toll payment program, alert enforcers of toll payment violations, and debit the participating account.  With ETC, these transactions can be performed without stopping or slowing down the vehicles.  ETC is becoming a globally accepted method of toll collection and a trend aided by the growth of interoperable ETC technologies.  ETC is used in urban areas, bridges, tunnels, high occupancy toll lanes, toll roads, and turnpikes.  Toll charges are generally based on mileage, maintenance requirements, or congestion levels.

Traffic Information Service System

Our Traffic Information Service System is a software system that provides the public with real time road conditions and related information.  The system continuously transmits transportation data gathered from sensory devices and displays the results on an e-map interface.  The system also supports web based search and analysis applications.

Taxi Security Monitoring, Commanding and Dispatching Platform

Our Taxi LED GPS Monitoring and Coordinating System is a highly integrated technological system operated with wireless satellite communication.  It is used for GPS, transmitting photos, alarms and information distribution, vehicle dispatch by calls.  The system can be used for increasing safety and oversight in the taxi industry as well as remote supervision and management of public transportation.  The system is composed of a GPS monitoring management center, imbedded GIS, an information transmitting center and onboard monitoring terminal modules.  Built into the pre-existing telecommunication network and integrated with an e-map, the system platform provides related authorities with basic information such as the location of an accident, incident time and images from within a taxi.  The system allows for better coordination with emergency services.

GIS-T (Transportation) Middleware

Our GIS-T middleware is the product based on the mainstream GIS platform applied in the traffic field.  With such middleware, the user can quickly establish its own application systems without significant customizations.  This product has strong applicability in traffic information management, model analysis and visual expression and supports efficient integration of various traffic information models and systems.

Traffic Flow Surveying Solutions

We provide transportation management authorities at provincial and municipal levels with traffic flow surveying solutions, which include coil traffic flow detector, microwave traffic flow detector and video traffic flow detector for base stations as well as traffic flow intelligent data center.

Intelligent Parking System

Our Intelligent Parking Systems (“IPS”) obtain information about available parking spaces, process it and then present it to drivers by means of variable message signs.  Our IPS is used in two ways: to guide drivers in congested areas to the nearest parking facility with available parking spaces and to guide drivers within parking facilities to empty spaces.  Although the former function is more common, guidance systems within parking lots are becoming more common.  This growing number of guidance systems addresses drivers’ need for more information about the position and number of the spaces that are actually available within a parking structure.  IPS reduces time and fuel otherwise wasted while searching for empty spaces and helps the parking facility operate more efficiently.

Red Light Violation Snapshot System

The red light violation snapshot system is used to snap and record automatically red light violations.  Our video red light violation snapshot system consists of panorama camera, close-up camera and video trigger, license plate identification modules, and LED directional fill light in relation to close-shot camera.  The close-up camera captures the violating vehicles passing through the monitoring area. It can snap one close-range picture and have license plate identification.  Further, it interlinks with panorama camera to continue snapping 2~3 panorama pictures to form complete evidence data information.  In addition, it has such auxiliary functions of automatically recording panorama, license plate feature, speed, passing time and crossing name of vehicles in the snapshot directions.

Intelligent Highway Vehicle Monitoring System

Our highway vehicle monitoring system is used for image snapshot, license plate identification, speed recording, and blacklist database verification of vehicles passing through highway monitoring areas.  The system consists of front-end testing unit (camera, video testing module, vehicle tester and LED light) and main control unit (industrial control computer, system management software and communications module).  The front-end system uploads images and related data to the command center on real time basis.  The central communications server, database server and PC workstation then analyze and manage the uploaded data.  The system can be used for vehicle speed automatic testing, which snaps speeding vehicle images and information, and uploads to violation snapshot system for processing and punishment.  The system also serve the purpose for traffic flow testing, which provides data support for traffic control authorities.

Intelligent Traffic Management Platform

Our intelligent traffic management platform is a comprehensive traffic management platform specially developed for urban traffic command center and based on GIS technologies.  It realizes data sharing and interaction among traffic signal control, red light violation snapshot, traffic flow testing, traffic direction, gate monitoring, GPS positioning, policy alarm system, and basic traffic data for the purposes of surveillance, control, management, linkage, preplan and coordination. It functions as an interface of all ITS subsystems and is the main element for the successful integration of intelligent traffic management system.  The intelligent traffic management platform accomplishes such tasks as acquisition of road visual images, intersection traffic violation evidences and records of vehicles passing through major urban entrances and exits, analysis of traffic flow conditions, information of police distribution situation, process of traffic accident data, and accomplishment of system linkage and traffic management command.  It is the key integral element of the whole intelligent traffic management system.

Dynamic Traffic Information Service Platform

Our dynamic traffic information service platform covers traffic information collection, processing, distribution and operation.  By utilizing arithmetic models based on the floating cars, the system provides complete dynamic road traffic flow information and traffic event information collection, processing and distribution. The system provides various communications channel distribution means based on GPRS, EDGE, CDMA, 3G, RDS-TMC, DAB/DMB, CMMB, Internet and call center. Such dynamic traffic information products can be applicable for in-car GPS equipments, personal navigation devices (PND), intelligent handsets (Windows Mobile/S60/KJAVA), UMPC, Internet and other terminals.

Intelligent Public Transport System

The bus traffic systems in the cities of China are facing more and more severe challenges.  With the growth of urban economy and the increase of private vehicle ownerships, traffic congestions are worsening in cities , resulting in the increase of time spent on outgoing by bus, the decrease of service level.  In addition, due to the traffic congestion and increase of gas price, the operation costs for bus traffic rise.  Our intelligent bus traffic system reconstructs traditional bus traffic systems with information technology, which technically carries out the strategy of bus traffic routes, improves the service level and management level of urban bus traffic system.  The objective of intelligent bus system is to realize efficiency in public transportation system in cities, to achieve efficient utilizations of land resources and energy,  to ensure safe operation of bus systems and increase quality of passenger transportation.

Palmcity Navigation Engine

Our PlamCity Explore Navigation Engine is an internet and mobile application based open navigation system, which integrates mapping and navigation into Windows CE (Windows Mobile) and internet applications.  By integrating map data, point of interest data storage and management, navigation application development and navigation application framework, PalmCity Explorer Navigation Engine helps navigation application developers and navigation system manufacturers develop unique products and services.

Comprehensive Location Based Service Platform

Our comprehensive location based service platform is a comprehensive transportation information service platform based on GIS, GPS, ITS and communication technologies.  By integrating the latest e-maps of China, highway and city road information, vacant parking spaces, environment and weather information, the system enables real time traffic information, collection, transmission and reporting so as to provide navigation, bus transfers, real time road conditions and location search tools.

Digital City

We provide full range digital services to many cities in China with the model of “Planning-Construction-Operation”.  We analyze different requirements of different regions or cities and designs specific information technology systems and digital constructions based on unique requirements.  Our typical clients in this segment are local governments, public service departments and enterprises.

2-D and 3-D GIS

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

The Markets for Our Products and Services

We have been marketing and selling our products and services to four main submarkets within the government and regulated sectors in China.  These segments are Highway Information Systems; Urban Intelligent Transportation Systems; Digital City, and Land & Resources.  Having built a customer base over the years, our strategy is to not only deliver high quality products, but also to provide ongoing value-added services so as to take advantage of any maintenance requirements or technology upgrades that may become necessary in the future.  We continue to penetrate these submarkets and believe that we can take advantage of our experience by widening our scope of products and services to include data collection and application service operation.

Highway Information Systems

Our specially designed systems process and store national highway network data and travelers’ information, such as highway information management systems, which perform functions of archiving and retrieving highway data and provide transportation analysis tools.  Decision support, predictive information, and performance monitoring are some of ITS applications enabled by highway ITS information management systems.  In addition, ITS information management systems can assist in transportation planning, research, and safety management.  Our major clients in this segment include the Ministry of Communication, traffic management bureaus, highway management bureaus, and municipal construction committees.

Urban Intelligent Transportation Systems

Key ITS applications for urban traffic management include incident management, signal control, traveler information, and traffic surveillance, intelligent parking indication system.  Urban ITS is a combination of basic traffic data, electronic technology, wireless and wire communication technologies, which relies on computer  and communication technologies to improve safety and efficiency of urban traffic networks.  Traffic surveillance provides monitoring functions in the urban ITS.  Most metropolitan areas use loop detectors for traffic surveillance, and many use closed circuit televisions.  There are also other types of surveillance tools, such as radar, lasers, or video image processing equipments.  The use of vehicles equipped with toll tags or global positioning systems as probes, to determine travel times and locations, is also growing in use.  Incident management provides real time incident reporting functions in urban ITS, and it is commonly used by traffic management centers in large metropolitan areas and cities.  In some large cities, such as Los Angeles, traffic signal control is also centralized in the traffic management center.  In many situations, traffic signal control systems use traffic responsive signals to manage the traffic within urban areas.  Such responsive signals can be single signals or a group of interconnected signals.  Urban traffic management centers utilize all traffic condition information collected from their ITS to give feedbacks and suggestions to travelers.  Such information may be provided directly to the public or to organizations who provide it to users through radio broadcast, internet, or other means.  Some major types of traveler information include pre-trip information, en-route driver information, en-route transit information and route guidance.

Digital City

Digital City sector is designed to aid the Chinese government’s initiative to outfit all major cities with broadband, wireless internet access, and information technology infrastructure.  Many cities in China, especially in southern China, have experienced rapid economic developments since early 90s.  However, the information infrastructures construction in these cities does not match their economy developments.  We are one of the pioneers to develop the “Digital City” concept in China . We provide full range digital services to many cities in China with the model of “Planning-Construction-Operation”.  We analyze different requirements of different regions or cities and designs specific information technology systems based on unique requirements.  Our typical clients in this segment are local governments, public service departments and enterprises.

Land & Resources

The average IT spending in city geographical and land resources managements for each city in China is about RMB 60 million (approximately $8.8 million).  Based on China’s 11th 5-year Plan, there are about 100 cities planning to complete GIS construction, which will lead to a RMB6 billion (approximately $880 million) market in China.  Land resources systems cover planning, analysis, statistics and construction management for mineral resources.  In this business line, we have developed a city geological information analysis system that provides tools to analyze the geological environment based on the integration of a variety of geological information, such as determining the underground structure for city planning and construction.  In addition, we have created a disaster forecast system and a mineral resources assessment system that provides a platform to assess the reserves and then help to make decisions regarding the development of the mineral resources by setting up assessment models of mineral resources.

Our Intellectual Property

The following table illustrates the title of different copyright that we own, their registration numbers, first publication dates and issuance dates:

Copyright Title	Certificate Number	Registration Number	First Publication Date	Issue Date

Computer Software Copyright Registered Certificate (JTLWeb V1.0)	028661	2004SR10260	09.08.2004	10.21.2004

Computer Software Copyright Registered Certificate ( Land & Resources and House Affairs Information System V1.0)	027924	2004SR09523	06.15.2004	09.29.2004

Computer Software Copyright Registered Certificate (GeoPad V1.0)	002827	2002SR2827	09.01.2002	09.24.2002

Computer Software Copyright Registered Certificate (Command System of Meeting Urgent Need for Urban Public Emergencies V1.0)	009303	2003SR4212	05.10.2003	06.9.2003

Computer Software Copyright Registered Certificate (GeoWeb V1.0)	006881	2003SR1790	09.05.2002	03.19.2003

Computer Software Copyright Registered Certificate (EnvMonitor 1.0)	004358	2002SR4358	05.18.2002	12.6.2002

Computer Software Copyright Registered Certificate (TranPlan 1.0) V1.0	003664	2002SR3664	06.18.2002	11.11.2002

Computer Software Copyright Registered Certificate ( (e-Gov.Suite 1.0) V 1.0)	000823	2002SR0823	05.23.2002	07.04.2002

Computer Software Copyright Registered Certificate (Sm@rtOA 1.0) V 1.0	000824	2002SR0824	09.28.2001	07.04.2002

Computer Software Copyright Registered Certificate (WebMap Engine) V 1.0	0009123	2001SR2190	07.08.2001	07.30.2001

Computer Software Copyright Registered Certificate (Environment Geo V 1.0)	062877	2006SR15211	11.30.2005	10.31.2006

Computer Software Copyright Registered Certificate (Environment Protection Emergency Conduct System V 1.0)	062879	2006SR15213	11.30.2005	10.31.2006

Computer Software Copyright Registered Certificate (Land and Resources Files’ Collection System V 1.0)	063008	2006SR15342	06.30.2006	11.02.2006

Computer Software Copyright Registered Certificate(Embed-3D-GIS V1.0)	071603	2007SR05608	01.30.2007	04.17.2007

Computer Software Copyright Registered Certificate(Environment Protection Emergency Conduct System V 1.0)	063509	2006SR15843	04.30.2006	11.13.2006

Computer Software Copyright Registered Certificate(Environment Information System V 1.0)	063510	2006SR15844	04.30.2006	11.13.2006

Computer Software Copyright Registered Certificate(Land and Resources Information Management System V 1.0)	063508	2006SR15842	06.30.2006	11.13.2006

Computer Software Copyright Registered Certificate(GeoWeb For Linux) V1.0	086634	2007SR20639	05.10.2007	12.24.2007

Computer Software Copyright Registered Certificate (Water Carriage Information System) V1.0	BJ10658	2008SRBJ0352	06.25.2006	02.03.2008

Computer Software Copyright Registered Certificate(Intelligent Parking Guide System) V1.0	BJ10662	2008SRBJ0356	06.30.2007	02.03.2008

Computer Software Copyright Registered Certificate(Urban Geological Information Management and Services System) V1.0	BJ10679	2008SRBJ0373	10.10.2007	02.03.2008

Computer Software Copyright Registered Certificate(Exploiter Navigation Software V1.0)	BJ10485	2008SRBJ0179	11.20.2007	01.16.2008

Computer Software Copyright Registered Certificate(Location Services Platform System V 1.0)	088919	2008SR01740	11.15.2007	01.24.2008

Computer Software Copyright Registered Certificate(Taxi Security Alarm System Certificate (V1.0)	BJ16618	2008SRBJ6312	11.22.2008	12.13.2008

Computer Software Copyright Registered Certificate(City One Card Solution Consumption Real Time Transaction System) V1.0	BJ16638	2008SRBJ6332	09.12.2008	12.13.2008

Computer Software Copyright Registered Certificate(Taxi Monitoring Management System v1.0)	BJ16626	2008SRBJ6320	11.18.2008	12.13.2008

Computer Software Copyright Registered Certificate(Taxi Calling System V1.0)	BJ16653	2008SRBJ6347	09.18.2008	12.13.2008

Computer Software Copyright Registered Certificate(Advertisement Contract Management System V1.0)	BJ16612	2008SRBJ6306	10.21.2008	12.13.2008

Computer Software Copyright Registered Certificate(Advertisement Business Information Processing System V1.0)	BJ16639	2008SRBJ6333	09.26.2008	12.13.2008

Computer Software Copyright Registered Certificate(Media Call Center Business Management System V1.0)	BJ16620	2008SRBJ6314	10.27.2008	12.13.2008

Computer Software Copyright Registered Certificate(Real Time Information Broadcasting System V1.0)	BJ16615	2008SRBJ6309	09.30.2008	12.13.2008

Computer Software Copyright Registered Certificate(Electronic Project Management System V1.0)	BJ16795	2008SRBJ6489	10.20.2008	12.13.2008

Computer Software Copyright Registered Certificate(Data Collection System V1.0)	BJ16796	2008SRBJ6490	09.18.2008	12.13.2008

Computer Software Copyright Registered Certificate(Employee Information Management System V1.0)	BJ16809	2008SRBJ6503	11.20.2008	12.13.2008

Computer Software Copyright Registered Certificate(Digitalization Assets Management System V1.0)	BJ16797	2008SRBJ6491	06.10.2008	12.13.2008

Computer Software Copyright Registered Certificate(Logistics Information System V1.0)	BJ16793	2008SRBJ6487	01.20.2008	12.13.2008

Computer Software Copyright Registered Certificate(Students Archive Management System V1.0)	BJ16808	2008SRBJ6502	12.10.2007	12.13.2008

Computer Software Copyright Registered Certificate(Product Selling Monitoring System V1.0)	BJ16792	2008SRBJ6486	01.20.2007	12.13.2008

Computer Software Copyright Registered Certificate(E-business Shopping System V1.0)	BJ16794	2008SRBJ6488	08.16.2007	12.13.2008

Computer Software Copyright Registered Certificate(Expressway ETC System V1.0)	BJ16694	2008SRBJ6388	10.30.2008	12.13.2008

Computer Software Copyright Registered Certificate(GIS-T Expressway Equipment Management System V1.0)	BJ16771	2008SRBJ6465	10.21.2008	12.13.2008

Computer Software Copyright Registered Certificate(Highway Data Collection and Distribution System V1.0)	BJ16770	2008SRBJ6464	10.29.2008	12.13.2008

Computer Software Copyright Registered Certificate(Highway Transportation Indication System V1.0)	BJ16769	2008SRBJ6463	08.20.2008	12.13.2008

Computer Software Copyright Registered Certificate(Expressway Emergency Command and Monitoring System V1.0)	BJ16699	2008SRBJ6393	09.10.2008	12.13.2008

Computer Software Copyright Registered Certificate(Traffic Information Service System V1.0)	BJ16751	2008SRBJ6445	10.22.2008	12.13.2008

Computer Software Copyright Registered Certificate(Urban Intelligent Traffic Management System V1.0)	BJ16906	2008SRBJ6600	12.20.2008	12.13.2008

Computer Software Copyright Registered Certificate(Urban Traffic Information Decision-making and Analysis System V1.0)	BJ16926	2008SRBJ6620	11.18.2008	12.13.2008

Computer Software Copyright Registered Certificate(Appropriative GIS V1.0)	BJ16928	2008SRBJ6622	12.10.2007	12.13.2008

Computer Software Copyright Registered Certificate(Highway Information Total Solution and Decision-analysis System V1.0)	BJ16927	2008SRBJ6621	05.18.2007	12.13.2008

Computer Software Copyright Registered Certificate(Red Light Violation Snapshot System V1.0)	BJ16905	2008SRBJ6599	09.20.2008	12.13.2008

Computer Software Copyright Registered Certificate(Highway Vehicles Intelligent Testing and Recording System V1.0)	BJ16876	2008SRBJ6570	11.20.2007	12.13.2008

Computer Software Copyright Registered Certificate(Information Software Platform-unifying Software V1.0)	BJ16468	2008SRBJ6162	09.25.2007	12.13.2008

Computer Software Copyright Registered Certificate(Public Sanitation Quality Monitoring and Alarm System V1.0)	BJ16457	2008SRBJ6151	10.30.2008	12.13.2008

Computer Software Copyright Registered Certificate(Human Resource Management System V1.0)	BJ16428	2008SRBJ6122	10.20.2008	12.13.2008

Computer Software Copyright Registered Certificate(Local Sanitation Information Platform V1.0)	BJ16450	2008SRBJ6144	10.10.2008	12.13.2008

Computer Software Copyright Registered Certificate(Management Competition Imitation Platform V1.0)	BJ16424	2008SRBJ6118	10.14.2008	12.13.2008

Computer Software Copyright Registered Certificate(Disabled Association Job Information Management System V1.0)	BJ16473	2008SRBJ6167	09.08.2008	12.13.2008

Computer Software Copyright Registered Certificate(Message Service Platform V1.0)	BJ16423	2008SRBJ6117	09.30.2008	12.13.2008

Computer Software Copyright Registered Certificate(Telecom Value-added Service System V1.0)	BJ16422	2008SRBJ6116	10.25.2008	12.13.2008

Computer Software Copyright Registered Certificate(Emergency Command and Prevention System V1.0)	BJ16472	2008SRBJ6166	10.22.2008	12.13.2008

Computer Software Copyright Registered Certificate(Palmcity WebGIS Engine V1.0)	BJ16589	2008SRBJ6283	04.10.2008	12.13.2008

Computer Software Copyright Registered Certificate(Mobile Map Software V1.0)	BJ16591	2008SRBJ6285	05.10.2008	12.13.2008

Computer Software Copyright Registered Certificate(Multiple-source Traffic Information Integration System V1.0)	BJ16629	2008SRBJ6323	08.26.2008	12.13.2008

Computer Software Copyright Registered Certificate(Palmcity Traffic information collection System V1.0)	BJ16605	2008SRBJ6299	10.30.2008	12.13.2008

Computer Software Copyright Registered Certificate(PalmCity Floating Car Data Processing System V1.0)	BJ16628	2008SRBJ6322	05.30.2008	12.13.2008

Computer Software Copyright Registered Certificate(PalmCity Information Exchange Platform V1.0)	BJ16631	2008SRBJ6325	06.21.2008	12.13.2008

Computer Software Copyright Registered Certificate(PalmCity In-car PND Comprehensive Information System V1.0)	BJ16617	2008SRBJ6311	10.31.2007	12.13.2008

Computer Software Copyright Registered Certificate(Super GIS Data Comprehensive Integration System V1.0)	BJ16604	2008SRBJ6298	10.26.2008	12.13.2008

Computer Software Copyright Registered Certificate(Water Transportation Flow Investigation VTS System V1.0)	BJ16641	2008SRBJ6335	11.12.2008	12.13.2008

Computer Software Copyright Registered Certificate(Highway Traffic Flow Investigation Data Center V1.0)	BJ16507	2008SRBJ6201	09.30.2008	12.13.2008

Computer Software Copyright Registered Certificate(Highway Traffic Flow GIS System V1.0)	BJ16476	2008SRBJ6170	10.27.2008	12.13.2008

Computer Software Copyright Registered Certificate(Highway Traffic Flow Investigation Equipment Long-distance Monitoring Platform V1.0)	BJ16557	2008SRBJ6251	09.30.2008	12.13.2008

Computer Software Copyright Registered Certificate(Coil Traffic Flow Data Collection System V1.0)	BJ16621	2008SRBJ6315	10.28.2008	12.13.2008

Computer Software Copyright Registered Certificate(Video Traffic Flow Data Collection System V1.0)	BJ16643	2008SRBJ6337	11.20.2008	12.13.2008

Computer Software Copyright Registered Certificate(Video Traffic Flow Investigation - Digital Image Processing System V1.0)	BJ16622	2008SRBJ6316	11.06.2008	12.13.2008

Computer Software Copyright Registered Certificate(Video Traffic Flow Investigation Watching-dog System V1.0)	BJ16627	2008SRBJ6321	10.10.2008	12.13.2008

Research and Development

In 2008 and 2007, our research and development expenses amounted to approximately $2.60 million and $0.96 million, respectively.  These expenses were mainly composed of staff costs and research and development equipment purchasing expenses.

Our Research and Development (R&D) Department consists of two departments, one is internal and the other is external, which involves our strategic relationship with the GeoSIS Laboratory at Peking University.

Internal R&D Department

Our internal R&D department consists of 140 researchers with extensive experience in the GIS and transportation information industry.  Many of these researchers have worked at multinational corporations.

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

Strategic R&D Partnership with Peking University

PKU was established in connection with the Peking University’s GeoSIS Laboratory in order to provide university researchers with real life opportunities to test and implement the discoveries created at the University. On August 6, 2005, PKU entered into a cooperation agreement (the “Cooperation Agreement”), with Earth and Space College of Peking University, pursuant to which PKU obtained the access to the university’s GeoSIS Research Lab, which houses over thirty PhDs and researchers to support PKU’s research and development initiatives.  Under the Cooperation Agreement, we pay for all R&D expenses of the GeoSIS Laboratory.  The Cooperation Agreement has a three-year term that has been automatically renewed for an additional three year.

Our Major Customers

The following table provides information on our most significant clients in fiscal year 2008.

TOP TEN CLIENTS IN 2008
No.	Name	Description of Client	Sales (in thousands of US dollars)	Percentage of Total Sales

1	Beijing Zhongjiaokeruan Technology Co., Ltd.	High-tech company in transportation information application development	3,045	10.37%

2	Beijing Feiwu Technology Co., Ltd.	High-tech company in telecom and electronic products	1,661	5.66%

3	China Construction 1st Division Group Construction & Development Co., Ltd.	A state-owned construction company	1,489	5.07%

4	United Real Estate Development Co., Ltd.	A real estate development company	1,430	4.87%

5	Transportation Planning & Research Institute	An institute under Ministry of Communication	1,372	4.67%

6	Beijing Transportation Information Center	City-level governmental transportation department	991	3.37%

7	Beijing Transportation Committee	City-level governmental transportation department	903	3.07%

8	Beijing Municipal Bureau of Land & Resources	City-level governmental land and resource department	876	2.98%

9	Sichuan Province Transportation Information Center	Provincial governmental transportation department	814	2.77%

10	Beijing Traffic Management Bureau	City-level governmental transportation department	627	2.14%

	TOTAL		13,208	44.97%

Regulation

Because our operating VIE entities are located in the PRC, our business are regulated by the national and local laws of the PRC.  There are no specific rules or regulations for a company engaged in software development other than mapping which is highly regulated in China.

In addition, we and our PRC subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and therefore subject to foreign ownership restrictions in connection with our online services, advertising in taxies, and security and surveillance related businesses:

Online Service

On December 11, 2001, the State Council of China promulgated the Regulations on the Administration of Foreign Invested Telecommunication Enterprises (the “FITE Regulations”), which became effective on January 1, 2002.  Under the FITE Regulations, a foreign entity is prohibited from owning more than 50% of equity of a provider of value-added telecommunications services in China, which include internet content provision services.  In addition, the current Catalogue of Industries for Guiding Foreign Investment (Revised 2007) prohibits a foreign investor from investing in businesses such as news websites and web streaming audio-visual services.  As a result, if we or our former Chinese subsidiaries had invested directly in the value-added telecommunications services in China, we would have had at most 50% of the ownership of the business and thus only consolidated no more than 50% of the revenues generated from such business.

Taxi Advertising

For an advertising business involving foreign investment, there have been rigid overseas operation requirements on the foreign investors under the current Chinese laws.  Pursuant to the Provisions on Administration of Foreign Invested Advertising Enterprises promulgated by the State Administration for Industry & Commerce and the Ministry of Commerce of China on March 2, 2004, for a wholly foreign owned advertising enterprise, the foreign investors must have at least three years of direct operations in the advertising business outside of China.  In case of a joint venture, foreign investors must have at least two years of direct operations in the advertising business outside of China.  However, a domestic company without direct foreign investment is not ubject to any of these restrictions.

Security and Surveillance Related Business

While there is no Chinese law or regulation specifically prohibiting foreign investment in the security and surveillance related business in China, the nature of this business implies that a vast majority of the customers of this business are governmental entities.  Maintaining the confidentiality of sensitive information about national security and other various governmental affairs is one of the most important concerns of these government customers.  Therefore, as a practicable matter, governmental entities are more willing to have business relations with purely domestic companies than a company involving foreign investment where confidential governmental information is concerned.

In order to comply with these legal restrictions, on February 3, 2009, we conducted the Restructuring and entered into the Contractual Arrangement with the VIE Entities.  These arrangements enable us to operate these restricted businesses through these VIE Entities in which we do not hold a direct equity interest.  For more information on the regulatory and other risks associated with our contractual agreements related to our VIE Entities, please see the discussion below Item 1A, “Risk Factors.”

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

Our Competition

Competition in China’s transportation information industry is very fragmented and consists of a combination of a few foreign competitors and many domestic transportation information technology companies.  Whereas most international competitors seek to provide component software for the industry, our focus is on developing application software and services for the Chinese government and regulated sectors.

There are several competitive factors in the transportation information industry in China.  We believe customers are generally looking for a provider to have strong research and development, a quality brand name built upon a successful record of accomplishment and a superior management team that can execute.  Compared to our competitors, we believe we have the following competitive advantages over most of our competitors:

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

Application Experience - We have successfully built a track record with a customer base in various market segments including transportation, land resource and city geography to name a few. We plan to leverage our experience to obtain new and recurring business.

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

We experience competition from both foreign and domestic Chinese competitors.  The following is a description of some of our major competitors:

Foreign Competitors

•
Image Sensing System, Inc. (ISS) -ISS is headquartered in St. Paul, Minnesota, a technology company focused in infrastructure productivity improvement through the development of software-based detection solutions for the Intelligent Transportation Systems (ITS) sector and adjacent overlapping markets.  ISS’s industry leading computer-enabled detection (CED) products combine embedded software signal processing with sensing technologies for use in transportation, environmental and safety/surveillance management.

With more than 90,000 instances sold in over 60 countries worldwide, its products position to the traffic, security and environmental management markets.

•
Satellic Traffic Management GmbH - Satellic Traffic Management GmbH (Satellic) is a global technology service provider for the setup and operation of progressive toll and traffic management systems.  Satellic is a wholly-owned subsidiary of T-Systems, the business customers segment of Deutsche Telekom.  The company, which was founded in 2005, has its headquarters in Berlin. Satellic advises governments, companies and associations and is breaking new ground, together with industrial partners on site, in the implementation of traffic infrastructure projects. The company develops new concepts (public private partnership) for financing, traffic management and for emissions protection.

•
Vehicle Information and Communication System Center - Vehicle Information and Communication System Center, founded in 1995 in Tokyo, Japan, is involving of the business of systematical gathering, processing , and editing  road traffic information, and managing and operating traffic information system by using communication and broadcasting media, and in turn transmitting accurate traffic information to drivers via in-vehicle navigation devices.

•
Organization for Road System Enhancement - Organization for Road System Enhancement (ORSE), was founded in 1999 in Japan.  ORSE’s business is about all hand business of ETC system in Japanese market including disclosing standard for data security in ETC systems, providing processed data for identical ETC systems and developed ETC related technologies.

•
Navteq  - Navteq is a world leader in premium-quality digital map data. Its data has been widely applied in-vehicle navigation systems in North America and Europe.   Founded in California in 1985, this company has been acquired by Nokia in 2008.  Currently, NAVTEQ has more than 4,000 employees worldwide located in 196 offices in 36 countries.

The products offered by our foreign competitors are priced higher than our products.  In addition, their software cannot be applied in China without significant modification due to differing industry standards and background.  For these reasons, we do not foresee much competition from these international competitors in the area of transportation information application software.

Domestic Chinese Competitors

•
Beijing E-Hualu Info Technology Co., Ltd. (E-Hualu) - Founded in 2001, based in Beijing, E-hualu is involved inlving the business of design and construction of intelligent traffic projects, and the urban traffic command center software development and system integration technology.  E-Hualu has developed a series of traffic management application software & hardware systems with independent intellectual property and cooperated with police departments for urban public security and traffic command center constructions.

•
Beijing Rhytech Co., Ltd. (Rhytech) - Based in Beijing, Rhytech is focusing on intelligent traffic sector including inter-city intelligent traffic management system, police intelligent traffic management system, railway and tunnel intelligent traffic management system and other value-added intelligent traffic service. Currently, the company has 3 offices throughout China.

•
BOCO Inter-Telecom Holding Co., Ltd. (BOCO Inter-Telecom) - BOCO Inter-Telecom has been listed in Shanghai stock market of A-Share with ticker 600289 since 2000. Affiliated with Beijing University of Posts and Telecommunications, BOCO Inter-Telecom’s main business includes telecom operation support systems, information security systems and intelligent traffic systems. Its intelligent traffic systems are mainly highway management systems, highway maintenance systems and electronic toll collection systems.

•
Qingdao Hisense TransTech Co., Ltd.( QHNTC) - QHNTC was founded in October 1998. It is a subsidiary of Hisense Co., Ltd.  QHNTC engages itself in the development and service of intelligent traffic systems (ITS). Focusing on urban traffic, public transport, logistics and commercial service, the company has developed several proprietary rights in traffic light control systems and urban public security & traffic comprehensive information platforms and other public transportation systems.

•
Beijing Stone Intelligent Transportation System Integration Co., Ltd. - This company focuses on intelligent transportation System, traffic engineering technical system, traffic information system and other serial traffic products.

•
Guangzhou Heartly Teamgo Information System Engineering Co., Ltd. (Heartly Teamgo) - Based in Guanzhou, Guandong Province, founded in 1997, Heartly Teamgo is engaging in  intelligent traffic products development, solution and system integration. Mainly dedicated in Guangdong province, this company has developed city intelligent public transportation system, public media information display system, electronic bulletin boards and GPS in-car platform, etc. The company has completed Guangzhou parking systems, public transportation sensor dispatch system and related projects.

•
CenNavi Technologies Co., Ltd (CenNavi) - Founded in 2005, CenNavi collects, processes, distributes and optimizes dynamic traffic information technologies. This company provides real-time traffic information services for vehicle terminals, PND terminals, mobiles phones and internets as well as supports traffic information display and optimal route query to above terminals. Acquired by China's largest navigable e-map manufacturer—NavInfo, this company’s products are mainly sold in vehicle market currently.

•
Shenzhen GENVICT Technologies Co., Ltd. (GENVICT) - GENVICT is a high-tech corporation specialized in developing, designing, manufacturing, supplying and technical services of Intelligent Transportation System (ITS) devices, IC card readers, embedded intelligent terminals and related hardware products. The company is headquartered in Shenzhen, with major customers as expressway, public security, traffic control, finance, urban traffic authorities.

•
NAVINFO - This company is a navigable map and dynamic content service provider in China with over 10-year history in navigation map production. It is the first map producer in China that supports dynamic traffic information release and navigation application.

NavInfo is a leading company in China’s vehicle navigable map market and is an all-round big player in the fields of portable navigation, (location based services) LBS and Internet–based location services and traffic information services. Currently, NavInfo map data have been mainly applied in vehicle navigation market and also applied in portable navigation market, Internet-based location service providers and mobile phone operators in China.

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

Our Employees

As of December 31, 2008, we employed a total of 340 full-time employees. The following table sets forth the number of our employees by function as of December 31, 2008.

Department	Number of Employees
Software Development	140
Quality Control	34
Sales and Marketing	73
Administration	63
Human Resources	8
Finance	22
Total	340

Our employees are not represented by a labor organization or covered by a collective bargaining agreement.  We have not experienced any work stoppages.  We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit. In addition, we are required by the PRC law to cover employees in China with various types of social insurance.  We believe that we are in material compliance with the relevant PRC laws.

We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Seasonality

Our results of operations are not materially affected by seasonality and we do not expect seasonality to cause any material impact on our operations in the future.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report.  If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline.  You should also refer to the other information about us contained in this report, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

In order to comply with PRC regulatory requirements, we operate our businesses through companies with which we have contractual relationships but in which we do not have controlling ownership.  If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be materially adversely affected.

The Chinese government restricts foreign investment in certain business segments including online services, taxi advertising, and security and surveillance related businesses.  Accordingly we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the affiliated Group Company and as a result, PKU and PKU’s subsidiaries became direct and indirect subsidiaries of the Group Company, which is wholly owned by the Group Company Shareholders who are all Chinese citizens.  At the same time, we are able to control these VIE Entities and operate these businesses through contractual arrangements with the respective companies and their individual owners, but we have no equity control over these companies.

Although we believe the Restructuring and our current business operations are in compliance with the current laws in China, we cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC regulations that may be adopted in the future.  If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.  As a result, our business in the PRC could be materially adversely affected.

We rely on contractual arrangements with our VIE Entities for our operations, which may not be as effective in providing control over these entities as direct ownership.

Our operations are dependent on our VIE Entities in which we have no equity ownership interest and must rely on contractual arrangements pursuant to the Restructuring Documents to control and operate the businesses of the VIE Entities.  These contractual arrangements may not be as effective in providing control over these entities as direct ownership.  For example, the VIE Entities may be unwilling or unable to perform their obligations under our commercial agreements with them, including payment of annual development and consulting fees under the Service Agreement as they become due, we will not be able to conduct our operations in the manner currently planned.  In addition, the VIE Entities may seek to renew their agreements on terms that are disadvantageous to us.  Although we have entered into a series of agreements that provide us with substantial ability to control the VIE Entities, we may not succeed in enforcing our rights under them by relying on legal remedies under Chinese law, which may not be adequate.  In addition, if we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

The shareholders of the Group Company may have potential conflicts of interests with us, which may adversely affect our business.

We operate our businesses in China though the Group Company, which is wholly owned by our four Chinese affiliates: Shudong Xia, our Chairman, CEO and President and the beneficial owner of approximately 43% of the Company’s outstanding capital stock, Zhiping Zhang, our Vice President of Research and Development, Zhibin Lai, our Vice President and Wei Gao, the designee of SAIF Partners III L.P., our 11% shareholder.  Conflicts of interests between their duties to us and to the Group Company and its subsidiaries may arise.  We cannot assure you that when conflicts of interest arise, any or all of these persons will act in the best interests of our company or that any conflict of interest will be resolved in our favor.  These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

Our arrangements with the VIE Entities and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with the VIE Entities and its shareholders were not entered into based on arm’s length negotiations.  Although our contractual arrangements are similar to other companies conducting similar operations in China, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment.  Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

The exercise of our option to purchase part or all of the equity interests in the VIE Entities under the Option Agreement might be subject to approval by the PRC government.  Our failure to obtain this approval may impair our ability to substantially control the VIE Entities and could result in actions by VIE Entities that conflict with our interests.

Our Option Agreement with the VIE Entities gives our Chinese subsidiary, Oriental, the option to purchase all or part of the equity interests in the VIE Entities, however, the option may not be exercised by Oriental if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of the VIE Entities, to be cancelled or invalidated.  Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions would technically apply to the transaction.  Application of these regulations requires an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts.  Also, an appraisal of the equity or assets to be acquired is mandatory.  However, our local PRC counsel has advised us that Beijing and other local counterparts of MOFCOM hold the view that such a transaction would not require their approval.  Therefore, we do not believe at this time that an approval and an appraisal are required for Oriental to exercise its option to acquire the VIE Entities in Beijing.  In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement.  If we are not able to purchase the equity of the VIE Entities, then we will lose a substantial portion of our ability to control the VIE Entities and our ability to ensure that the VIE Entities will act in our interests.

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

The recent global financial crisis could negatively affect our business, results of operations, and financial condition.

The recent credit crisis and turmoil in the global financial system may have an adverse impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, these economic conditions also impact levels of government and consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future.  It is uncertain how long the global crisis in the financial services and credit markets will continue and how much of an impact it will have on the global economy in general or the Chinese economy in particular.  If demand for our products and services fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

We rely heavily on sales to the Chinese government and a significant decline in overall government expenditures or a delay in the payment of our invoices by the government could have a negative impact on our future operating results.

Historically, substantially all of our sales of our products have been to the Chinese government entities at both central and local levels. Sales to the Digital City, Transportation and Land & Resources sectors of the Chinese government accounted for an aggregate approximately 55% and 60% of our sales for the years ended December 31, 2008 and 2007, respectively.  We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts.  Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies.  Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to the operating effectiveness of the company’s internal controls.  Under current law, we are subject to these requirements beginning with our annual report for the fiscal year ended December 31, 2007, although the auditor attestation is not required until our annual report for the fiscal year ending December 31, 2009, assuming our filing status remains as a smaller reporting company.  A report of our management is included under Item 9A(T) of this Annual Report on Form 10-K.  Our management has concluded that our internal controls over our financial reporting are effective for the period covered by this Annual Report. However, in the future, our management may conclude that our internal controls over our financial reporting are not effective due to the identification of one or more material weaknesses, or our independent registered public accounting firm may issue an adverse opinion on our internal control over financial reporting if one or more material weaknesses are identified.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act (the “FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business.  We have operations, agreements with third parties and make sales in China, which may experience corruption.  Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control.  It is our policy to implement safeguards to discourage these practices by our employees.  Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible.  Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China.  Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China.  The PRC economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;

•	a early stage of development of the market-oriented sector of the economy;

•	a rapid growth rate;

•	a higher level of control over foreign exchange; and

•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our VIE Entities in the PRC and they are subject to laws and regulations in China.  The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value.  Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.  In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States.  As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us.  However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences.  In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level.  Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations.  Our failure to comply with applicable PRC laws and regulations could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products.  It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB.  Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans.  Currently, Oriental may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.  Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC VIE Entities under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE.  In particular, if Oriental borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including MOFCOM, or their respective local counterparts.  These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated.  Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar.  Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term.  Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations.  To date, we have not entered into any hedging transactions.  While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all.  In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are generated from our indirect PRC subsidiary, Oriental, after it receives payments from our VIE Entities under various services and other arrangements.  However, PRC regulations restrict the ability of Oriental to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividend by Oriental only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Oriental is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital.  Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.  Any limitations on the ability of Oriental to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006 (the “2006 M&A Rule”). According to the 2006 M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s).  Under the 2006 M&A Rules, any Round-trip Investment must be approved by the MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

Prior to the consummation of the transactions contemplated by the Share Exchange Agreement on May 14, 2007, PKU was a PRC business whose majority shareholders were PRC individuals (the “PRC Individuals”).  In addition, our BVI subsidiary Cabowise, was originally indirectly owned by the PRC Individuals, and Cabowise owned an option (the “Option”), to purchase the entire equity interest owned by the PRC Individuals in PKU. The Option was assigned to our wholly owned subsidiary, Oriental Intra-Asia by Cabowise on May 14, 2007.  Thereafter, on May 14, 2007, as a condition to the closing of the share exchange transaction contemplated by the Share Exchange Agreement, Oriental Intra-Asia exercised the Option assigned to it from Cabowise and, as a result thereof, the PRC Individuals sold their equity interest in PKU for $2 million in cash to Oriental Intra-Asia (the “Acquisition”). Following the Acquisition, pursuant to the Share Exchange Agreement, on May 14, 2007, we issued 10,841,492 shares of common stock to the shareholders of Cabowise in exchange for all of the issued and outstanding capital stock of Cabowise (the “Share Exchange”). As a result of these transactions, the PRC Individuals are now our controlling shareholders. The Acquisition has been registered with the competent administration of industry and commerce authorities (“AIC”), in Beijing. Thereafter, the PRC Individuals made filings with the Beijing SAFE, to register the Company and its non-PRC subsidiaries to qualify them as SPVs, pursuant to Circular 75 and Circular 106.

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

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of PKU.  Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission (“CSRC”), before MOFCOM approval is obtained.  We believe that if this takes place, we may be able to find a way to re-establish control of PKU’s business operations through a series of contractual arrangements rather than an outright purchase of PKU.  But we cannot assure you that such contractual arrangements will be protected by PRC law or that the registrant can receive as complete or effective economic benefit and overall control of PKU’s business than if the Company had direct ownership of PKU.  In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law.  If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of PKU, our business and financial performance will be materially adversely affected.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise.  In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time.  The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers.  Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company and most of our assets are located outside of the United States.  Most of our current operations are conducted in the PRC.  In addition, most of our directors and officers are nationals and residents of countries other than the United States.  A substantial portion of the assets of these persons is located outside the United States.  As a result, it may be difficult for you to effect service of process within the United States upon these persons.  It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States.  In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts.  Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions.  China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States.  In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest.  So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2008 and December 31, 2008, the closing price of our common stock, as reported on the markets on which our securities have traded, ranged between $3.05 and $8.30.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.  These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the transportation information systems industries;

•	customer demand for our products;

•	investor perceptions of the transportation information systems industries in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	loss of external funding sources;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price.  This type of litigation could result in substantial costs to us and divert our management’s attention and resources.  Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies.  For example, since mid-2008, the securities markets in the United States have experienced a significant decline in share prices.  These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock traded on the Nasdaq Stock Market and this low trading volume may adversely affect the price of our common stock.

Our common stock started trading on the Nasdaq Capital Market under the symbol “CTFO” in July 2008.  The trading market in our common stock has been substantially less liquid than the average trading market for companies traded on the Nasdaq stock market.  Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act (the “Penny Stock Rule”).  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain of our stockholders hold a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests.

Shudong Xia, our chief executive officer and president, is the beneficial owner of approximately 43.12% of our outstanding voting securities.  As a result, he possesses significant influence over the election of our board of directors and significant corporate transactions.  His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.  Other stockholders may believe that these future decisions made by Mr. Xia are not in their best interests.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders.  These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions.  The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party.  The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 2.	PROPERTIES

All land in China is owned by the State or collectives.  Individuals and companies are permitted to acquire land use rights for general or specific purposes.  In the case when land is used for industrial purposes, the land use rights are granted for a period of 50 years.  The rights may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws.  Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We do not have any land use rights directly from the PRC.  Instead, we lease the space where our executive offices are located.  We have entered into a lease agreement with Mr. Zhao Li for our rental of space at 7th floor of the E-Wing Center. Under this lease, we have the right to use 517 square meters of office space in the E-Wing Center.  We pay a total monthly rental of RMB 50,000 under this lease agreement (approximately $7,300).  This lease expires on December 31, 2010.   On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,429,885).  We have paid $1,249,745 to Mr. Zhao by December 31, 2008.

We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 30, 2008, the following stockholders of the Company owning the majority of the issued and outstanding shares of our common stock, constituting the sole class of voting securities of the Company, executed and delivered to the Company their written consent, in lieu of shareholder meeting, approving the Restructuring Documents and the Restructuring contemplated thereby, which would have been the requisite vote under Nevada law if shareholder approval were required under Nevada law to approve the Equity Transfer.  For more information, you may refer to our Definitive Information Statement on Schedule 14C filed with the SEC on January 12, 2009.

Name of Consenting Shareholder	Number of Shares Owned	Percentage
Karmen Investment Holdings Ltd.	9,566,532	43.12%
Leguna Verde Investments, Ltd.	1,274,960	5.75%
The Pinnacle Fund, L.P.	1,111,111	5.01%
Pinnacle China Fund, L.P.	2,722,222	12.27%
SAIF Partners III L.P.	2,586,207	11.66%
TOTAL	17,261,032	77.80%

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Since July 31, 2008, our common stock has been listed on the Nasdaq Capital Market under the symbol “CTFO.”  Prior to that date, our common stock had been quoted on the Over-the-Counter Bulletin Board under the symbol “CTFO.OB.”

The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the Over-the-Counter Bulletin Board and the quarterly high and low closing sale prices as reported by NASDAQ, as applicable.  These prices reported by the Over-the-Counter Bulletin Board do not include retail markup, markdown or commission and may not represent actual transactions.

	Closing Prices(1)
	High	Low

Year Ended December 31, 2008
First Quarter	$8.30	$6.10
Second Quarter	$7.07	$5.55
Third Quarter	$6.40	$4.25
Fourth Quarter	$4.05	$3.05

Year Ended December 31, 2007
First Quarter	$5.60	$1.05
Second Quarter	$5.25	$3.36
Third Quarter	$4.55	$2.80
Fourth Quarter	$8.50	$3.20

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On March 23, 2009, there were approximately 106 stockholders of record of our common stock.  The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid a cash dividend.  Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

This subsection of management’s discussion and analysis is an overview of the important factors that management focuses on in evaluating our business, our financial condition our operating performance, our overall business strategy and our earnings for the periods covered.

We are a holding company that only operates through our Chinese VIE Entities, through which we primarily focused on providing transportation information services and products in the Chinese market.  We aim to become the largest transportation information products and comprehensive solutions provider, as well as the largest integrated transportation information platform and commuter traffic platform builder and operator in China.  In addition, we are developing our transportation system to include electronic toll collection and real time traffic reporting.

Historically, the Company has segmented its services into three specific areas: transportation, land and resources, and digital city.  Our transportation solutions track and store a variety of traffic information for various government entities, private sectors clients and individual users.  The land and resources segment enables municipal governments to assess the efficiency of land use and the management of natural resources.  The digital city sector is designed to aid the Chinese government’s initiative to outfit all major cities with broadband and wireless internet access.

Due to the substantial market demand for transportation information products in China, we have decided to devote more energy and resources to our transportation segment since late 2007, and expects that this segment will become a major driver of our future development.  Our transportation products and solutions are targeted for transportation management authorities under the management of the Ministry of Communication and the general public.

Industry Wide Factors that are Relevant to Our Business

The transportation information industry in China is in the process of rapid and continuous development.  We believe that the trend in China’s transportation information industry is the continuous increase of Chinese government’s and public demand for advanced transportation information products and services to support more effective and efficient transportation networks in China.  One result of this trend is the growing amount of governmental spending in the sector of transportation.  We believe this trend will impact favorably on the demand for our transportation information products and services, and accordingly result in the growth in sales of our transportation products and services.

The development of transportation information products and solutions that are “Made in China” has grown rapidly since 2000.  As a leading company in transportation information products and solutions in China, our sales revenues have a high correlation to the high speed growth of the transportation information industry in China generally.  Our sales compounded annual growth rate has been at approximately 71% for the past four years and our earnings compounded annual growth rate has also been at about 71% over the same period.  Therefore, we believe that our sales over the next five years will grow in close correlation with the rapid growth of China’s transportation information industry.

One main factor that management considers when estimating our future growth is the potential revenue from larger government projects in the transportation sector of the Chinese government based on annual budget reports issued by relevant governmental sectors at both central and local levels. We expect that these potential new projects will create revenues from new transportation information product sales and services. We expect to bid on large projects in the transportation sector going forward.

The growing use of GPS and location-based service in China also has a material impact on our industry.  We believe that “Made in China” transportation information products and services will have a distinct advantage over similar products and services provided in developed countries, where development costs are generally higher.  The Chinese economy is developing at a rapid pace.  As a result, there is a growing consumer market that is developing in China.  We also believe that the worldwide perception of the quality level of Chinese products is improving.

Our industry is also experiencing a significant increase in competition. This increased level of competition puts pressure on the sales prices of our products, which results in lower margins for us.

Results of Operations

Fiscal Year ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

The following tables set forth key components of our results of operations for the periods indicated, in dollars and percentage of revenues and key components of our revenue for the periods indicated in dollars.

	Years Ended December 31,
	2008		2007

	$		$

Revenues		29,370,463		11,864,629
Cost of sales		12,867,258		5,612,372

Gross profit		16,503,205		6,252,257

Selling, general and administrative expenses		5,081,502		1,401,169)

Operating income		11,421,703		4,851,088

Other income and (expenses)
Interest income		68,782		60,289
Interest expenses		(135,120)		(13,968)
Subsidy income		530,100		146,058
Decrease in fair value of warrant liability		-		64,359
Other income (expense)		32,170		160,446

Income before income taxes and minority interest		11,917,634		5,268,272

Income taxes		(62,955)		450,606
Minority interest		(764,201)		(396,585)

Net income		11,090,477		4,421,081

	Years Ended December 31,
	2008	2007

As a percentage of Revenues

Revenues	100.00%	100.00%
Cost of sales	43.81%	47.30%

Gross profit	56.19%	52.70%

Selling, general and administrative expenses	17.30%	11.81%

Operating income	38.89%	40.89%

Other income and (expenses)
Interest income	0.23%	0.51%
Interest expenses	(0.46)%	(0.12)%
Subsidy income	1.80%	1.23%
Decrease in fair value of warrant liability	0.00%	0.54%
Other income (expenses)	0.11%	1.35%

Income before income taxes and minority interest	40.57%	44.40%

Income taxes	0.21%	3.80%
Minority interest	(2.60)%	(3.34)%

Net income	37.76%	37.26%

Revenues. Revenues increased approximately 17.5 million, or 147.55% to approximately $29.4 million for the year ended December 31, 2008, from approximately $11.9 million in 2007.  This increase was attributable to the increased sales of our products and the applications of our products in the Transportation, Land & Resources and Digital City sectors in 2008 compared to 2007.  We believe that such sales increased as a result of the growing recognition of our brand name and technology as well as the rapidly developing market opportunities in the transportation information sector in China. During 2008, the Company achieved a win rate of approximately 90 percent for project bids and also were able to secure more contracts from recurring clients.

The following table illustrates the revenues from the Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated.  The table also provides the percentage of total revenues represented by each listed sector.

	Year Ended December 31, 2008	Percentage of Total Revenues	Year Ended December 31, 2007	Percentage of Total Revenues
Transportation	$18,432,187	62.76%	$4,690,206	39.53%

Digital City	8,387,422	28.56%	5,459,863	46.02%

Land & Resources	2,475,023	8.42%	1,321,757	11.14%

Other	75,831	0.26%	392,803	3.31%

Total	$29,370,463	100.00%	$11,864,629	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 85.25% and 85.55% of our sales for the years ended December 31, 2008 and 2007, respectively.  Sales in Land & Resources account for less than 12% of total sales over each of periods indicated above.  Our success ratio when bidding on new contracts, was approximately 90% during the year ended December 31, 2008.

Cost of Goods Sold. Our cost of goods sold increased approximately $7.26 million, or 129.27%, to approximately $12.87 million for the year ended December 31, 2008, from approximately $5.61 million in 2007.  This increase was mainly due to the increase in sales generally.  As a percentage of revenues, the cost of goods sold decreased to 43.81% during the year ended December 31, 2008 from 47.30% in 2007, a result of the execution of higher margin contracts, which resulted in the increase in lower cost software component sales as a percentage of total sales during 2008.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Year ended December 31, 2008	Year Ended December 31, 2007

Salary	$978,488	$771,700

Hardware	5,647,874	4,053,972

Software licenses	1,494,675	250,174

Outsourcing	3,618,116	245,743

Others	332,638	290,783

Total	$12,867,258	$5,612,372

Gross Profit. Our gross profit increased approximately $10.25 million, or 163.96%, to approximately $16.5 million for the year ended December 31, 2008, from approximately $6.25 million in 2007.  Gross profit as a percentage of revenues was 56.19% for the year ended December 31, 2008, an increase of 3.49% from 52.70% in 2007.  The increase was mainly due to the increase in sales of higher margin software components as a percentage of total sales during 2008.

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

Selling expenses, including sales representative commissions, promotion fees, salesperson salaries and expenses increased approximately $0.92 million, or 278.79%, to $1.25 million for the year ended December 31, 2008, from $0.33 million in 2007.  As a percentage of revenues, selling expenses increased to 4.26% for the year ended December 31, 2008, from 2.74% in 2007. The increase of selling expenses was mainly attributable to our expanded operations and sales volume for the year ended December 31, 2008.

Administrative Expenses.  Our administrative expenses were approximately $3.83 million (13.04% of total sales) and approximately $1.07 million (9.07% of total sales) for the years ended December 31, 2008 and 2007, respectively.  The increase of administrative expenses was mainly attributable to the increased staffing and more expenses associated with being a public company.

Income Taxes. Income Taxes. China TransInfo Technology Corp. is subject to the United States federal income tax at a tax rate of 34%.  No provision for income taxes in the United States has been made as China TransInfo Technology Corp. had no United States taxable income in 2008 fiscal year.

Our wholly owned subsidiary Cabowise was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.  Our wholly owned subsidiary Intra-Asia Entertainment Corporation (Delaware) was incorporated in Delaware.  No provision for state income taxes in Delaware has been made as Intra-Asia Entertainment Corporation (Delaware) had no Delaware taxable income in 2008.  Our wholly owned subsidiary Intra-Asia Entertainment (China) Limited (Hong Kong) was incorporated in Hong Kong and, under the current laws of Hong Kong, is not subject to income taxes.  Our wholly owned subsidiary Intra-Asia Entertainment (Asia-Pacific) Limited (Samoa) was incorporated in Samoa and, under the current laws of Samoa, is not subject to income taxes.

Our former Chinese operating subsidiaries enjoy certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and its implementing rules.  Accordingly, our former Chinese operating subsidiaries have been entitled to tax concessions whereby the profit for its first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities. However, on March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”), which took effect on January 1, 2008.  The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.  Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

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

Our VIE Entity, PKU, Zhangcheng Media, Xinjiang Zhangcheng, China TranWiseway, and Dajian Zhitong are subject to Chinese enterprises income tax (“EIT”), at a rate of 25% of the assessable profits.  As approved by the local tax authority in the PRC, Beijing Tian Hao and Beijing Zhangcheng  are entitled to a two-year exemption from EIT, commencing from the first cumulative profit-making year.  Shanghai Yootu is subject to a special EIT at 2.5% of its taxable revenue in 2008.   For the year ended December 31, 2007, we recognized income tax expense of $0.45 million while in 2008, we recognized an income tax expense of $0.06 million.  All those tax expenses mainly resulted from the decrease in deferred tax assets during 2008.

Net Income. Net income increased approximately $6.67 million, or 150.85%, to $11.09 million in 2008 from approximately $4.42 million in 2007, as a result of the factors described above.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents (excluding restricted cash) of approximately $16.12 million and restricted cash of approximately $1.21 million.  The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Fiscal Years Ended December 31,
	2008	2007
Net cash provided by operating activities	$2,511,917	$85,543	$
Net cash provided by (used in) investing activities	(10,401,836)	4,252,311
Net cash provided by financing activities	16,870,614	1,049,289
Net cash inflow	9,280,226	5,521,074

Operating Activities:

Net cash provided by operating activities was approximately $2.51 million in fiscal year ended December 31, 2008, which is an increase of approximately $2.42 million from approximately $0.09 million net cash provided by operating activities in fiscal year ended December 31, 2007.  Such increase of net cash provided by operating activities was primarily attributable to the increase of our sales and net profit as well as the increase in accounts and notes payable for 2008 compared to 2007.

Investing Activities:

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash used in investing activities was approximately $10.4 million in fiscal year 2008, a decrease of $14.65 million from the $4.25 million net cash provided by investing activities in fiscal year 2007.  Such decrease of net cash provided by investing activities was primarily attributable to the purchases of GPS and LED screen equipment for our taxi media business as well as the acquisition of China TranWiseway, Dajian Zhitong and Shanghai Yootu during 2008.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2008 was approximately $16.87 million, while in the same period of 2007 we had approximately $1.05 million net cash provided by financing activities. Such change was mainly attributable to the facts that we raised $15 million in the private placement transaction in July 2008 and borrowed approximately $2.93 million from a bank during 2008.

On June 17, 2008, we entered into a short-term loan agreement with Beijing Bank, Youyi Branch (the “Bank”), pursuant to which the Bank has agreed to loan to us RMB 20,000,000 (approximately $2,934,000) for purchase of its raw materials. The loan has an annual interest rate of 8.964% and the interests must be paid on a quarterly basis commencing September 20, 2008.  The loan expires on June 17, 2009 but can be renewed upon the written consent by the Bank.  Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants.  The loan may be accelerated and the Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which include, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy.  As of the date of this report, we has an outstanding loan with a principal amount of $2.93 million borrowed from the Bank, which matures on June 17, 2009. There are no financial covenants or ratios under this short-term loan agreement.

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

Obligations Under Material Contracts

We have entered into a lease agreement with a Chinese individual, Zhao Li, for our rental of space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under this lease, we have the right to use 517 square meters of office space in the E-Wing Center.  We pay a total monthly rental of RMB 50,000 under this lease agreement (approximately $7,300).  This lease expires on December 31, 2010.  On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,429,885). We have paid $1,249,745 to Mr. Zhao as of December 31, 2008.

We also have two other lease agreements for our rental of spaces at the 15th and the 16th floor of E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China.  Under these two leases, we have the rights to use 378 square meters of office space at the 15th floor and 609 square meters of office space at the 16th floor in the E-Wing Center, respectively.  We pay monthly rentals of RMB 51,011 (approximately $7,447)and RMB 76,783 (approximately $11,209) under these two lease agreements, respectively.  The leases expire on August 31, 2010 and March 30, 2011, respectively.

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly owned subsidiaries Oriental Intra-Asia Entertainment (China) Limited (“Oriental Intra-Asia”), Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”), Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”), Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), China TranWiseway Technology Co., Ltd. (“China TranWiseway”), Dalian Dajian Zhitong Infomration Service Ltd. (“Dajian Zhitong”), Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”) and its variable interest entity China TransInfo Technology Group Co., Ltd. (“Group Company”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental Intra-Asia and PKU, entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., or  Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of  the restructuring is to allow the Company to engage in three new business segments, including online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations.  Through the contractual or variable interest entity, or VIE, arrangements, the Company maintains substantial control over the VIE Entities' daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"). On November 17, 2008, Group Company made a capital contribution of RMB 40,000,000 or $5,868,000 on behalf of Oriental Intra-Asia under nominee agreement to PKU. To follow the Substance-Over-Form principle, all the transactions and events of Group Company’s have been included into the consolidated financial statements for the year ended December 31, 2008.

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

Accounts Receivable—Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts amounted to $32,439 as of December 31, 2008.

Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

Revenue Recognition—Most of the Company’s revenues are on contracts recognized using the percentage-of-completion method, measured by the ratio of costs incurred to date to estimated total costs for each contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies and travels.  General and administrative costs are charged to expense as incurred.  Losses on contracts are recorded in full as they are identified.

During the year ended December 31, 2008, the Company offered limited taxi media advertising. The Company recognized deferred revenue when cash is received, but the revenue has not yet been earned. Taxi media advertising revenue is billed to the customer and recognized when the advertisement is published.

Research and Development—Research and development costs represent the costs of designing, developing and testing products and are expensed as selling, general and administrative expenses as incurred.

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

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers.  For the year ended December 31, 2008, bad debt expenses totaled RMB 219,012 or $31,571.

Statement of Cash Flows—In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment—The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of China IRAE are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

In accordance with SFAS No. 52, “Foreign Currency Translation,” the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

As of December 31, 2008 and 2007, the exchange rates between the RMB (￥) and the USD ($) were ￥1=$0.1467 and ￥1=$0.1371, respectively.  The weighted-average rates of exchange between the RMB and the USD as of  December 31, 2008 and 2007 were ￥1=$0.1467 and ￥1=$0.13167, respectively.  Total translation adjustment recognized as of December 31, 2008 and 2007 is $2,499,893 and $887,184, respectively.

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

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.  However, our management will closely monitor the price change and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements. The adoption of SFAS No. 141(R) changes our accounting treatment for business combinations on a prospective basis effective January 1, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Stateme0147nts - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning as of January 1, 2009.

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact of FSP FAS 142-3 on its financial statements.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Zhihai Mao, respectively, evaluated the effectiveness of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Mr. Shudong Xia and Mr. Zhihai Mao concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position

Shudong Xia	36	Chairman, CEO, President and Secretary

Zhibin Lai	35	Vice President

Zhiping Zhang	39	Vice President of Research and Development

Danxia Huang	35	Vice President of Finance, Treasurer and Director

Zhihai Mao	33	Chief Financial Officer

Jay Trien	68	Director

Zhongsu Chen	45	Director

Dan Liu	67	Director

Brandon Ho-Ping Lin	37	Director

Dongyuan Yang	55	Director

SHUDONG XIA. Mr. Xia has been our Chief Executive Officer, President, Secretary and Chairman since May 14, 2007. Mr. Xia founded PKU, in 2000. From 2002, Mr. Xia, while with PKU, was involved with the “GIS-based digital city-services system study and demonstration”, one of the key projects of China 863-Plan. Prior to his involvement with PKU, Mr. Xia, from 1998 was involved in several research projects at Peking University, specifically: he was a key team member of the “Study on the key technology of information release via the super media network”, a key technology study project of the “China 9th 5-year Plan” and was instrumental in the compilation of “How to Digitize a City” and “Digital City-Theory, Method and Application”. In 2003, Mr. Xia received his PhD Remote Sensing and GIS Institute of Peking University in Cartology and Geographic Information Systems from the Remote Sensing and GIS Institute of Peking University and serves on several government advisory committees for the development of GIS services for urban planning.

ZHIBIN LAI. Mr. Lai has been our Vice President since May 14, 2007. Mr. Lai is in charge of GIS application service for the Transportation sector. From 2000, Mr. Lai was Vice President of PKU, where he was in charge of the GIS application service for the transportation sector. Mr. Lai has extensive experiences in system planning, analysis and project management and is involved in a variety of comprehensive software development projects at PKU. From 1988, Mr. Lai was head of the Software Department of Fangda Centry Group (Beijing) where he was in charge of the GIS Study Center in City and Environment Department at Peking University. From 1996, Mr. Lai was head of the China team’s software department at GEOBasic, a Japan-based GIS company. Mr. Lai received his PhD at the Remote Sensing and GIS Institute at Peking University.

ZHIPING ZHANG. Mr. Zhang has been our Vice President of Research and Development since May 14, 2007. Mr. Zhang is in charge of the R&D and GIS application service in Land & Resources Sector. From 2001, Mr. Zhang was Vice President of PKU, where he was in charge of the R&D and GIS application service in Land & Resources Sector. From July 1995, Mr. Zhang was a teacher of Remote Sensing and Geography Information Institute at Peking University. From August 1997 Mr. Zhang was the lead expert and head of software department in Basic Engineering for GeoBasic, a Japanese GIS company. From 1995, Mr. Zhang led the development of the first Geo-info system software-Citystar, which was awarded the “Excellence Product Awards” in the first “Domestic GIS Software Assessment”. During his tenure at GeoBasic, Mr. Zhang led the development of the first GIS platform software-GeoBasic in Japan, which has won a 20% market share in the Japanese market. Mr. Zhang has a Masters of Remote Sensing and Geography Information Institute from Peking University.

DANXIA HUANG. Ms. Huang has been our Vice President of Finance and Treasurer since May 14, 2007 and became our Director on May 27, 2007. Ms. Huang is in charge of Strategic Development, Business Administration Management and Finance. From November 2006, Ms. Huang was Vice President of PKU, where she was in charge of Strategic Development, Business Administration Management and Finance. From April 2005, Ms. Huang was the Vice President of First City Investment Inc. of Hong Kong. From April 2001, Ms Huang worked at Beijing Business Travel Holiday Net-Tech Co., Ltd., an internet company, as Chief Executive Officer. Ms. Huang has a Master’s in Business Administration in Finance from Murdoch University of Australia.

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

JAY TRIEN. Mr. Trien has been our director since May 1, 2008.  Since April 1989, Mr. Trien has been a senior partner at Trien Rosenberg Weinberg Ciullo & Fazzari LLP., a certified public accounting and business consulting firm with offices in Morristown, New Jersey and New York City. He oversees the firm’s financial and accounting service groups and also directs its M&A and capital finance departments. Mr. Trien has published several articles on accounting issues in American Venture Magazine, Capital Growth’s Guide to Entrepreneurial Venture Financing, NJBIZ and the Journal of the Family Firm Institute. Mr. Trien is the president of the Venture Association of New Jersey as well as the New Media Association of New Jersey and is a member of the American Institute of Certified Public Accountants, New Jersey Bar Association, New Jersey Society of Certified Public Accountants, New York State Society of Certified Public Accountants, the National Litigation Support Services Association and the Alliance of Merger & Acquisition Advisors. Mr. Trien is a Certified Public Accountant, holds a Bachelor’s of Science in Economics from The Wharton School of the University of Pennsylvania and a Juris Doctor degree from Rutgers Law School.

ZHONGSU CHEN.  Dr. Chen has been our director since May 1, 2008.  Dr. Chen has more than 20 years of experience in information technology, including nine years in Wall Street firms such as DLJ, Standard & Poor’s, New York Life and Ambac Financial Group. Since May 2005, Dr. Chen has been the managing director of Time Innovation Ventures, a venture capital company. He also serves as Chairman and CEO of Beijing Global View Technology Development Corporation, a Beijing based  IT company developing and operating e-learning platform,  and Beijing Xiakexing Network Technologies, a Chinese company producing animation products. From 2001 to 2005, Dr. Chen worked as the deputy chief technology officer at the Shanghai Stock Exchange. From 2003 to 2004, he led China’s National Financial Standardization Securities Trading Protocol Working Group, which defined China’s Securities Trading Exchange Protocol technology standard, and served as an advisor for the Shenzhen Stock Exchange Technology Development Strategy Committee. In 2006, Dr. Chen was appointed by the Chinese government as a member of the Working Group for the Foundation of China’s Futures Exchange. Dr. Chen holds a Bachelor’s degree in mathematics/computer science from Pace University, a Master’s degree in mathematical sciences from The Johns Hopkins University and a PhD degree in computer science/operations research from Stevens Institute of Technology.

DAN LIU. Mr. Liu has been our director since May 1, 2008.  Mr. Liu has over 40 years of experience in the electronics and information sectors. Mr. Liu held several management positions at China Electronics Import and Export Corporation for more than ten years and was vice president of China Electronics Corporation from 1990 to 1991. From 1991 to 1997, Mr. Liu was chairman of the board of Intel (China), a semiconductor manufacturer. Mr. Liu was also senior advisor to Motorola (China), a provider of mobile devices and broad band communication and enterprise mobility solutions, from 1994 to 1998. From 1991 to 2000, Mr. Liu was the president of China Tongda Networking Corporation, a communication system integration company. From 2001 to 2002, Mr. Liu was the Vice General Manager of China Electronics Corporation. Mr. Liu is currently a councillor at Chinese Association of Electronics, China Software Industry Association, China News Technology Association, and China Public Relations Association. Mr. Liu holds a Bachelor’s degree in Communication Engineering from Harbin Engineering University.

BRANDON HO-PING LIN. Mr. Lin has been our director since September 28, 2008.  Mr. Lin is a partner at SAIF Partners, which is one of the largest and most successful growth venture capital funds focused on China. Prior to joining SAIF Partners in 2001, Mr. Lin was a Vice President in investment banking with Credit Suisse/Donaldson, Lufkin & Jenrette (DLJ) in New York from 1997 to 2001 where he executed mergers & acquisitions, high yield debt and initial public offering transactions for leveraged buy-outs and technology companies. From 1994 to 1997, Mr. Lin worked as an associate with Sullivan & Cromwell LLP. Mr. Lin is also a director of several SAIF Partners’ portfolio companies, which include NVC Lighting Holding Limited, Jiangxi Runtian Beverage LLC, Vienna Hotel Group Limited and Best Elite International Limited. Mr. Lin holds a Bachelor’s degree in Economics from Stanford University and a Juris Doctor degree from Harvard Law School.

DONGYUAN YANG. Mr. Yang has been our director since September 28, 2008.  Mr. Yang has over 26 years of experience in the research and application of urban transportation planning, transportation modeling, intellectual transportation systems, and logistic systems planning. Mr. Yang has been the vice chancellor of Tongji University since 2002 and has published over 80 academic articles in domestic and international industry journals. In recent years, Mr. Yang has spearheaded a number of transportation and logistic planning projects, including the highway intellectual information platform for Guangdong province, Zhengzhou's integrated transportation systems planning, Shanghai's World Expo transportation systems planning and Shanghai's comprehensive transportation information center planning. Mr. Yang holds a Ph.D. in Road and Traffic Engineering from Tongji University.

In connection with the private placement transaction consummated on July 17, 2008, we and our two major shareholders, Karmen Investment Holdings Limited and Leguna Verde Investments Limited (the “Major Shareholders”), entered into a voting agreement (the “Voting Agreement”) with SAIF Partners III L.P. (“SAIF”), pursuant to which, among other things, SAIF and the Major Shareholders agreed, during the term of the Voting Agreement, to vote, or cause to be voted, all shares owned by them, to ensure that Mr. Lin will be elected as a director of the Company.

Except as noted above, there are no other arrangement or understanding between any of our executive officers or directors and any other person pursuant to which such executive officer or director was or is to be selected as an officer or a director.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

Our board of directors is comprised of Shudong Xia, Danxia Huang, Jay Trien, Zhongsu Chen, Dan Liu, Brandon Ho-Ping Lin and Dongyuan Yang.  Each of Jay Trien, Zhongsu Chen, Dan Liu and Dongyuan Yang serves on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc. (the “Nasdaq Marketplace Rules”).  The board of directors has determined that Jay Trien possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) governance and nominating committee.  Each of the three standing committees is comprised entirely of independent directors.  From time to time, the board of directors may establish other committees.

Audit Committee

Our board of directors established an audit committee in May 2008.  Our audit committee consists of three members: Jay Trien, Zhongsu Chen, and Dan Liu, each of whom is “independent” as that term is defined under the Nasdaq Marketplace Rules.  Our audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.  Mr. Trien serves as our audit committee financial expert as that term is defined by the applicable SEC rules.

The audit committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our audit committee charter;

•	such other matters that are specifically delegated to our audit committee by our Board from time to time;

•	meeting separately and periodically with management and our internal and independent auditors; and

•	reporting regularly to the full board of directors.

Compensation Committee

Our compensation committee consists of our independent directors, including Messrs. Trien, Chen and Liu.  Our compensation committee assists the board in reviewing and approving the compensation structure of our executive officers, including all forms of compensation to be provided to our executive officers.  Our Chief Executive Officer may not be present at any committee meeting during which his compensation is deliberated.  The compensation committee is permitted to delegate its authority in accordance with Nevada law unless prohibited by the Company’s by-laws or the Compensation Committee charter.  The Compensation Committee is responsible for, among other things:

•	approving and overseeing the compensation package for our executive officers;

•
reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation;

•
reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans; and reviewing and making recommendations to the Board regarding succession plans for the chief executive officer and other senior officers.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee consists of our independent directors, including Messrs. Trien, Chen and Liu.  The corporate governance and nominating committee assists the board of directors in identifying individuals qualified to become our directors and in determining the composition of the board and its committees.  The corporate governance and nominating committee is responsible for, among other things:

•	identifying and recommending to the Board nominees for election or re-election to the board, or for appointment to fill any vacancy;

•	reviewing annually with the board the current composition of the board in light of the characteristics of independence, age, skills, experience and availability of service to us;

•	identifying and recommending to the board the directors to serve as members of the board’s committees; and monitoring compliance with our Corporate Governance Guidelines.

Family Relationships

There is no family relationship among any of our officers or directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports.  Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2008 fiscal year.

Code of Ethics

On April 30, 2007, our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.  A copy of the code of ethics has been filed as Exhibit 14 to our current report on Form 8-K filed on May 14, 2007.  We are in the process of making our code of ethics available on our website, which is located at www.ctfo.com.  Once it is available on our website, any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver.  Until such time, however, any amendments or waivers to our code of ethics will be filed with the SEC in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table – 2008 and 2007

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2008 and 2007: Stanley Wu, our former Chief Executive Officer and President; Shudong Xia, our current Chief Executive Officer, President and Chairman, who became our Chief Executive Officer upon the resignation of Mr. Wu; and Zhihai Mao, who became our Chief Financial Officer on January 1, 2008.  No other executive officers received total compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensations ($)	Total ($)
Stanley Wu	2008	-	-	-		-	-
Former CEO and President (1)	2007	-	-	-		-	-

Shudong Xia	2008	15,568	-	-		-	15,568
CEO, President and Chairman(2)	2007	14,110	-	-		1,750	15,860

Zhihai Mao	2008	108,112	-	181,000	(3)	-	289,112
Chief Financial Officer	2007	-	-	-		-	-

(1)	Stanley Wu resigned from all offices he held with our company on May 14, 2007. Mr. Wu did not receive any compensation for his services because we were not operating at that time.

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

(3)
These represent the amounts the Company recognized for financial statement reporting purposes in fiscal year 2008 for the portion of the fair value of equity awards granted to Mr. Mao in fiscal year 2008, in accordance with SFAS No. 123(R).  These amounts thus do not reflect the amount of compensation actually received by Mr. Mao during the fiscal year 2008.  For a description of the assumptions used in calculating the fair value of equity awards under SFAS No.123(R), see Note 9 of our financial statements in this Annual Report.

Additional Narrative Disclosure

PKU has employment agreements with the following executive officers:

Shudong Xia, our CEO, Secretary and President’s employment agreement became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Xia's employment agreement was renewed for a two-year term ending December 31, 2009. Mr. Xia is receiving RMB 9,000 per month (approximately $1,297) under the agreement.  We expect that this agreement will be automatically renewed by the parties upon its expiration.

Zhiping Zhang, our Vice President of Research and Development’s labor contract became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Zhang's employment agreement was renewed for a two-year term ending December 31, 2009. Mr. Zhang is receiving RMB 10,000 per month (approximately $1,442) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

Zhibin Lai, our Vice President’s labor contract became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Lai's employment agreement was renewed for a two-year term ending December 31, 2009. Mr. Lai is receiving RMB 9,000 per month (approximately $1,297) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

Danxia Huang, our Treasurer and Vice President of Finance’s labor contract became effective January 1, 2006 and expired on December 31, 2007. On the same date, Ms. Huang's employment agreement was renewed for a two-year term ending December 31, 2009. Ms. Huang is receiving RMB 8,000 per month (approximately $1,153) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

In addition, on November 27, 2007, we entered into an employment agreement, which became effective on January 1, 2008, with our CFO, Mr. Zhihai Mao.  The employment agreement provides, among other things, that Mr. Mao’s annual base salary will be 750,000 RMB (approximately $108,112).  On January 7, 2008, we entered into a stock option agreement with Mr. Mao pursuant to which we granted to Mr. Mao a ten-year option to acquire 200,000 shares of our common stock at an exercise price of $6.70 per share.  The option vests in equal installments on a quarterly basis over a three-year period beginning on January 7, 2008.  The option will expire on January 7, 2018.

We have not provide retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the fiscal 2008 year-end value of unexercised options for Mr. Zhihai Mao.  No other executive officers received unexercised options, stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Zhihai Mao	66,666	(1)	133,334	(1)	0	6.70	01/07/18

(1)
Represents a option to purchase an aggregate of 200,000 shares of our common stock, par value $0.001, which was granted to Mr. Mao, pursuant to a stock option agreement dated January 7, 2008.  The option has an exercise price of $6.70 per share, vests in equal installments on a quarterly basis over a three-year period beginning on January 7, 2008.  The option will expire on January 7, 2018.  None of the vested options had been exercised by Mr. Mao as of the end of 2008 fiscal year.

Compensation of Directors

The following table sets forth information concerning all compensation paid to our directors for services rendered in all capacities for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		Total($)
Jay Trien	20,000		22,733	(2)	42,733
Zhongsu Chen	9,226		12,573	(2)	21,799
Dan Liu	13,333		0		13,333
Brandon Ho-Ping Lin	4,650		1,450	(2)	6,100
Dongyuan Yang	4,325		0		4,325
Danxia Huang	13,838	(1)	0		13,838

(1)	Reflects the compensation Ms. Huang receives as the Vice President of the Company. She receives no additional compensation for her services as a director of the Company.

(2)
These represent the amounts the Company recognized for financial statement reporting purposes in fiscal year 2008 for the portion of the fair value of equity awards granted to the applicable directors in fiscal year 2008, in accordance with SFAS No. 123(R).  These amounts thus do not reflect the amount of compensation actually received by these directors during the fiscal year 2008.  For a description of the assumptions used in calculating the fair value of equity awards under SFAS No.123(R), see Note 9 of our financial statements in this Annual Report.

On May 1, 2008, we entered into separate agreements with our independent directors, Jay Trien, Zhongsu Chen and Dan Liu.  Under the terms of the agreements, we agreed to pay Mr. Trien an annual fee of $30,000, Dr. Chen an annual fee of RMB 96,000 (approximately $13,838) and Mr. Liu an annual fee of $20,000, as compensation for the services to be provided by them as independent directors, and as chairpersons of various board committees, as applicable.  On May 1, 2008, we also entered into separate stock option agreements with each of Mr. Trien and Dr. Chen.  Under the terms of the stock option agreements, we granted a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price equal to the closing price as reported on the OTC Bulletin Board on the grant date of the option.  The options are vested in equal installments on a quarterly basis over a three-year period.  For Mr. Trien, the first installment of 2,500 shares vested immediately on the grant date of May 1, 2008.  Mr. Trien’s compensation is greater because he has greater responsibilities as the Audit Committee Chairman.

On September 28, 2008, we entered into separate agreements with each of Mr. Brandon Ho-Ping Lin and Mr. Dongyuan Yang.  Under the terms of the agreements, we agreed to pay Mr. Lin an annual fee of $18,000 and Mr. Mr. Yang an annual fee of RMB120,000 (approximately $17,298), as compensation for the services to be provided by them as directors of the Company.  On the same date, we also entered into a stock option agreement with Mr. Lin, under which we granted a stock option to Mr. Lin for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50.  The option vests in equal installments on a quarterly basis over a three-year period.

We also reimburse our directors for reasonable travel expenses related to attendance at board and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of March 23, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of China TransInfo Technology Corp., 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China 100086.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership(1)		Percent of Class(2)
Officers and Directors
Shudong Xia	Chief Executive Officer, President, Secretary and Chairman	Common Stock $0.001 par value	9,566,532	(3)	43.12%
Zhibin Lai	Vice President	Common Stock $0.001 par value	0		*
Zhiping Zhang	Vice President of Research and Development	Common Stock $0.001 par value	0		*
Danxia Huang	Vice President of Finance, Treasurer, Director	Common Stock $0.001 par value	0		*
Zhihai Mao	Chief Financial Officer	Common Stock $0.001 par value	83,333		*
Jay Trien	Director	Common Stock $0.001 par value	11,668		*
Zhongsu Chen	Director	Common Stock $0.001 par value	10,000		*
Dan Liu	Director	Common Stock $0.001 par value	0		*
Brandon Ho-Ping Lin	Director	Common Stock $0.001 par value	5,000
Dongyuan Yang	Director	Common Stock $0.001 par value	0		*
All officers and directors as a group (10 persons named above)		Common Stock $0.001 par value	9,676,533	(3)	43.61%
5% Securities Holder
Leguna Verde Investments, Ltd. P.O. Box 3444 Road Town, Tortola British Virgin Islands		Common Stock $0.001 par value	1,274,960	(4)	5.75%
Karmen Investment Holdings, Ltd P.O. Box 3444 Road Town, Tortola British Virgin Islands		Common Stock $0.001 par value	9,566,532	(3)	43.12%
The Pinnacle Fund, L.P. 4965 Preston Park Blvd. Suite 240 Plano, Texas 75093		Common Stock $0.001 par value	1,111,111	(5)	5.01%
Pinnacle China Fund, L.P. 4965 Preston Park Blvd. Suite 240 Plano, Texas 75093		Common Stock $0.001 par value	2,722,222	(6)	12.27%
Barry M. Kitt c/o Pinnacle Fund, L.P. 4965 Preston Park Blvd. Suite 240, Plano, Texas 75093		Common Stock $0.001 par value	3,833,333	(5)(6)	17.28%
SAIF Partners III L.P. #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		Common Stock $0.001 par value	2,586,207	(7)	11.66%
Andrew Y. Yan #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		Common Stock $0.001 par value	2,586,207	(7)	11.66%
Total Shares Owned by Persons Named above:		Common Stock $0.001 par value	17,371,033		78.29%

* Less than 1%.

1Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the ordinary shares.

2A total of 22,187,314 shares of Common Stock as of March 23, 2009 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

3Includes 9,566,532 shares of Common Stock owned by Karmen Investment Holdings Ltd., which is wholly-owned by East Action Investment Holdings Ltd. of which Shudong Xia is a 68% shareholder. Mr. Xia may be deemed to be a beneficial owner of the shares held by Karmen Investment Holdings Ltd.

4Chuang Yang is the owner of Leguna Verde Investments, Ltd. and exercises voting and investment power over the shares owned by Leguna Verde Investments, Ltd.  Mr. Yang may be deemed to be a beneficial owner of the shares held by Leguna Verde Investments, Ltd.

5 Mr. Barry Kitt has dispositive and voting power over the shares and may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by The Pinnacle Fund, L.P.  Mr. Kitt disclaims beneficial ownership of the shares to the extent of his direct or indirect pecuniary interest.

6 Mr. Barry Kitt has dispositive and voting power over the shares and may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Pinnacle China Fund, L.P.  Mr. Kitt disclaims beneficial ownership of the shares to the extent of his direct or indirect pecuniary interest.

7 Andrew Y. Yan is the sole shareholder and sole director of SAIF III GP Capital Ltd., a limited liability entity formed under the laws of the Cayman Islands, the sole general partner of SAIF III GP, L.P., a limited partnership formed under the laws of the Cayman Islands, which in turn is the sole general partner of SAIF Partners III L.P., a limited partnership formed under the laws of the Cayman Islands. Mr. Yan is deemed to have sole voting and dispositive powers with respect to the securities held by SAIF Partners III L.P.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2008 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•
On August 6, 2005, PKU entered into the Cooperation Agreement with its 15% shareholder, Peking University, Earth and Space College, pursuant to which PKU obtained the access to the university’s GeoSIS Research Lab, which houses over thirty PhDs and researchers to support PKU’s research and development initiatives. Under the Cooperation Agreement, we pay for all R&D expenses of the GeoSIS Laboratory.  The Cooperation Agreement has a three-year term that was automatically renewed for an additional three year.

•
On February 3, 2009, through our indirect Chinese subsidiary, Oriental, and PKU, we entered into a series of equity transfer agreements with the Group Company, pursuant to which we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the Group Company.  The Group Company is wholly owned by four Chinese affiliates of the Company, Shudong Xia, our Chairman, CEO, President and the beneficial owner of approximately 43% of our outstanding capital stock, Zhiping Zhang, our Vice President of Research and Development, Zhibin Lai, our Vice President and Wei Gao, the designee of SAIF Partners III L.P., a 11% shareholder of us.  In connection with the equity transfer, on February 3, 2009, we also entered into a series commercial arrangements with the Group Company and its subsidiaries, pursuant to which we obtained contractual rights to control and operate the businesses of the VIE Entities.

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

Director Independence

Jay Trien, Zhongsu Chen, Dan Liu and Dongyuan Yang each serves on our board of directors as an “independent director” as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) governance and nominating committee.  Each of the three standing committees is comprised entirely of Messr. Jay Trien, Zhongsu Chen and Dan Liu.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its principal accountant for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

	2008	2007

Audit fees(1)	$140,000	$85,000
Audit-related fees(2)	30,120	16,928
Tax fees(3)	11,800	5,734
All other fees	0	0
Total	181,920	107,662

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of fees billed for all out-of-pocket expenses associated with performing audit and review services.
(3)	Consists of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us.  In accordance with its policies and procedures, our Board pre-approved the audit service performed by Simon & Edward, LLP for our consolidated financial statements as of and for the year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

	(1)	Financial Statement are set forth beginning on page F-1 of the Report

		•	Report of Independent Registered Public Accounting Firm	F-1

		•	Consolidated Balance Sheets	F-2 – F-3

		•	Consolidated Statements of Operations and Comprehensive Income	F-4

		•	Consolidated Statements of Changes in Stockholders’ Equity	F-5

		•	Consolidated Statements of Cash Flows	F-6 – F-7

		•	Notes to Consolidated Statements	F-8 - F-26

(2)
Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

	(3)	Exhibits

Exhibits (including those incorporated by reference).

Exhibit No.	Description
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

3.2
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on August 20, 2007. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 23, 2007].

3.3	Amended and Restated Bylaws of China TransInfo Technology Corp., adopted May 1, 2008. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 6, 2008].
4.1	Form of Registration Rights Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 14, 2007].
4.2	Form of Lock-up Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 14, 2007].
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

Exhibit No.	Description
4.5
Registration Rights Agreement, by and between China TransInfo Technology Corp. and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on July 18, 2008].

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

10.6	Labor Contract between Xia Shudong and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K filed on May 14, 2007].**
10.7	Labor Contract between Huang Danxia and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on May 14, 2007].**
10.8	Labor Contract between Lai Zhibin and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.23 to the registrant’s current report on Form 8-K filed on May 14, 2007].**
10.9
Labor Contract between Zhang Zhiping and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K filed on May 14, 2007].**

10.10
Equity Transfer Agreement, dated May 14, 2007, between Xia Shudong, Zhang Zhiping, Lai Zhibin, Yang Chuang and Oriental Intra-Asia Entertainment (China) Limited. [Incorporated by reference to Exhibit 10.25 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.11
Real Property Purchase Agreement, dated June 2, 2007, between Mr. Zhao Li and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-QSB filed on August 16, 2007].

10.12
Entrust Agreement, dated July 6, 2007, among Oriental Intra-Asia Entertainment (China) Limited, Beijing Tiandi Zuobiao Technology Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form SB-2 on May 14, 2007.]

10.13
Employment Agreement by and between China Trans Info Technology Corp. and Zhihai Mao, dated November 27, 2007. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 3, 2007].**

10.14
Stock Option Agreement by and between China TransInfo Technology Corp. and Zhihai Mao dated January 7, 2008. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 11, 2008].**

10.15
China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.16
China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.17
China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

Exhibit No.	Description
10.18
Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.19
Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.20
Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.21
China TransInfo Technology Corp. Stock Option Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.22
China TransInfo Technology Corp. Stock Option Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.23
Equity Transfer Agreement, dated May 9, 2008, by and among Xu Wang, Tieying Zhao and PKU. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2008].

10.24
Equity Transfer Agreement, dated May 22, 2008, by and among Beijing Marine Communication & Navigation Company, China TranWiseway Information Technology Co., Ltd. and Beijing PKU Chinafront High Technology Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 29, 2008].

10.25
Securities Purchase Agreement, by and among China TransInfo Technology Corp., Beijing PKU Chinafront High Technology Co., Ltd. and SAIF Partners III L.P., dated July 17, 2008.  [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 18, 2008].

10.26
Voting Agreement, by among China TransInfo Technology Corp., Karmen Investment Holdings Limited, Leguna Verde Investments Limited and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 18, 2008].

10.27
Loan Agreement, dated June 17, 2008, by and between China TransInfo Technology Corp. and Beijing Bank, Youyi Branch. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2008].

10.28
Equity Transfer Agreement, dated September 16, 2008, by and among Beijing Zhangcheng Culture and Media Co., Ltd., Sun Jian, Xin Yibo and Zhu Juntao. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 19, 2008].

10.29
China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.30
China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Dongyuan Yang. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.31
Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.32
Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Dongyuan Yang. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.33
China TransInfo Technology Corp. Stock Option Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.34
Equity Transfer Agreement, dated October 1, 2008, by and among Beijing PKU Chinafront High Technology Co., Ltd. and Qing Lu, Xiaohong Chen, Hangfei Lin, Gang Li, Jianzhong Zhang and Jieqing Guo. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 7, 2008].

Exhibit No.	Description
10.35
Equity Transfer Agreement, by and between Oriental Intra-Asia Entertainment (China) Limited and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.36
Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.37
Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.38
Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.39
Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.40
Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.41
Exclusive Technical Development and Consulting Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.42
Equity Pledge Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.43
Option Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.44	Power of Attorney, signed by Shudong Xia, dated February 3, 2009. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on October 7, 2008].
10.45	Power of Attorney, signed by Zhiping Zhang, dated February 3, 2009. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on October 7, 2008].
10.46	Power of Attorney, signed by Zhibin Lai, dated February 3, 2009. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on October 7, 2008].
10.47	Power of Attorney, signed by Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on October 7, 2008].
10.48
Operating Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on October 7, 2008].

14	Business Ethics Policy and Code of Conduct [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 14, 2007].

21	Subsidiaries of the Company.*

23.1	Consent of Simon & Edwards, LLP, Independent Registered Public Accounting Firm.*

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China TransInfo Technology Corp.

By:	/s/ Shudong Xia
Shudong Xia
Chief Executive Officer

Date: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Shudong Xia and Zhihai Mao, and each or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Shudong Xia	President and Chief Executive Officer	March 25, 2009
Shudong Xia	(Principal Executive Officer)

/s/ Zhihai Mao	Chief Financial Officer (Principal Financial	March 25, 2009
Zhihai Mao	Officer and Principal Accounting Officer)

/s/ Zhibin Lai	Vice President	March 25, 2009
Zhibin Lai

/s/ Zhiping Zhang	Vice President of Research and Development	March 25, 2009
Zhiping Zhang

/s/ Danxia Huang	Vice President of Finance, Treasurer and	March 25, 2009
Danxia Huang	Director

/s/ Jay Trien	Director	March 25, 2009
Jay Trien

/s/ Zhongsu Chen	Director	March 25, 2009
Zhongsu Chen

/s/ Dan Liu	Director	March 25, 2009
Dan Liu

s/ Brandon Ho-Ping Lin	Director	March 25, 2009
Brandon Ho-Ping Lin

s/ Dongyuan Yang	Director	March 25, 2009
Dongyuan Yang

EXHIBITS

Exhibit No.	Description
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

3.2
Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on August 20, 2007. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 23, 2007].

3.3	Amended and Restated Bylaws of China TransInfo Technology Corp., adopted May 1, 2008. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 6, 2008].

4.1	Form of Registration Rights Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on May 14, 2007].
4.2	Form of Lock-up Agreement, dated May 14, 2007 [Incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on May 14, 2007].
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

4.5
Registration Rights Agreement, by and between China TransInfo Technology Corp. and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on July 18, 2008].

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

10.6	Labor Contract between Xia Shudong and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K filed on May 14, 2007].**
10.7	Labor Contract between Huang Danxia and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on May 14, 2007].**
10.8	Labor Contract between Lai Zhibin and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.23 to the registrant’s current report on Form 8-K filed on May 14, 2007].**
10.9
Labor Contract between Zhang Zhiping and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K filed on May 14, 2007].**

Exhibit No.	Description
10.10
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

10.12
Entrust Agreement, dated July 6, 2007, among Oriental Intra-Asia Entertainment (China) Limited, Beijing Tiandi Zuobiao Technology Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form SB-2 on May 14, 2007.]

10.13
Employment Agreement by and between China Trans Info Technology Corp. and Zhihai Mao, dated November 27, 2007. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 3, 2007].**

10.14
Stock Option Agreement by and between China TransInfo Technology Corp. and Zhihai Mao dated January 7, 2008. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 11, 2008].**

10.15
China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.16
China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.17
China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.18
Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.19
Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.20
Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.21
China TransInfo Technology Corp. Stock Option Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.22
China TransInfo Technology Corp. Stock Option Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.23
Equity Transfer Agreement, dated May 9, 2008, by and among Xu Wang, Tieying Zhao and PKU. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2008].

10.24
Equity Transfer Agreement, dated May 22, 2008, by and among Beijing Marine Communication & Navigation Company, China TranWiseway Information Technology Co., Ltd. and Beijing PKU Chinafront High Technology Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 29, 2008].

10.25
Securities Purchase Agreement, by and among China TransInfo Technology Corp., Beijing PKU Chinafront High Technology Co., Ltd. and SAIF Partners III L.P., dated July 17, 2008.  [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 18, 2008].

10.26
Voting Agreement, by among China TransInfo Technology Corp., Karmen Investment Holdings Limited, Leguna Verde Investments Limited and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 18, 2008].

Exhibit No.	Description
10.27
Loan Agreement, dated June 17, 2008, by and between China TransInfo Technology Corp. and Beijing Bank, Youyi Branch. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2008].

10.28
Equity Transfer Agreement, dated September 16, 2008, by and among Beijing Zhangcheng Culture and Media Co., Ltd., Sun Jian, Xin Yibo and Zhu Juntao. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 19, 2008].

10.29
China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.30
China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Dongyuan Yang. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.31
Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.32
Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Dongyuan Yang. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.33
China TransInfo Technology Corp. Stock Option Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.34
Equity Transfer Agreement, dated October 1, 2008, by and among Beijing PKU Chinafront High Technology Co., Ltd. and Qing Lu, Xiaohong Chen, Hangfei Lin, Gang Li, Jianzhong Zhang and Jieqing Guo. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.35
Equity Transfer Agreement, by and between Oriental Intra-Asia Entertainment (China) Limited and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.36
Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.37
Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.38
Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.39
Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.40
Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.41
Exclusive Technical Development and Consulting Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on October 7, 2008].

Exhibit No.	Description
10.42
Equity Pledge Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.43
Option Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.44	Power of Attorney, signed by Shudong Xia, dated February 3, 2009. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on October 7, 2008].
10.45	Power of Attorney, signed by Zhiping Zhang, dated February 3, 2009. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on October 7, 2008].
10.46	Power of Attorney, signed by Zhibin Lai, dated February 3, 2009. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on October 7, 2008].
10.47	Power of Attorney, signed by Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on October 7, 2008].
10.48
Operating Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on October 7, 2008].

14	Business Ethics Policy and Code of Conduct [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 14, 2007].

21	Subsidiaries of the Company.*

23.1	Consent of Simon & Edwards, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith
** Represents management contract or compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 – F-3

Consolidated Statements of Operations and Comprehensive Income	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6-F-7

Notes to Consolidated Statements	F-8-F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
China TransInfo Technology Corp.

Gentlemen:

We have audited the accompanying consolidated balance sheet of China TransInfo Technology Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and December 31, 2007. These consolidated consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China TransInfo Technology Corp. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Simon & Edward, LLP
Simon & Edward, LLP

City of Industry, California
March 14, 2009

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$16,122,464	$6,842,238
Restricted cash	1,209,542	243,852
Accounts receivable, net	7,735,742	4,246,805
Inventory	23,775	-
Cost and estimated earnings in excess of billings on
uncompleted contracts	11,912,285	2,659,969
Prepayments	3,647,731	2,328,289
Other receivable	2,940,404	1,038,329
Deferred tax assets	211,708	250,668
Total current assets	43,803,651	17,610,150

Long-term investment	278,730	260,490

Property and equipment, net	9,874,005	3,574,722

Intangible assets, net	1,490,807	-

Goodwill	3,095,017	-

Other non-current assets	147,607	-

Total assets	$58,689,817	$21,445,362

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,518,402	$446,143
Notes payable	2,934,000	-
Due to related parties	528,485	-
Billings in excess of costs and estimated earnings on
uncompleted contracts	846,971	258,265
Deferred revenue	214,256	-
Other payable and accrued liabilities	1,030,766	389,432
Total current liabilities	11,072,880	1,093,840

Minority interest	1,465,743	655,876

Stockholders' equity :
Preferred stock, par value $0.001 per share, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized , 22,187,314 and 19,601,107 shares issued and
outstanding, respectively	22,187	19,601
Additional paid-in capital	24,654,890	10,905,114
Retained earnings	18,974,224	7,883,747
Accumulated other comprehensive gain - translation adjustments	2,499,893	887,184

Total stockholders' equity	46,151,194	19,695,646

Total liabilities and stockholders' equity	$58,689,817	$21,445,362

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME

	2008	2007

Revenues	$29,370,463	$11,864,629

Cost of revenues	12,867,258	5,612,372

Gross profit	16,503,205	6,252,257

Operating Expenses:	5,081,502	1,401,169

Income from operations	11,421,703	4,851,088

Other income (expense):
Interest income	68,782	60,289
Interest expense	(135,120)	(13,968)
Subsidy income	530,100	146,058
Decrease in fair value of warrant liability	-	64,359
Other income - net	32,170	160,446
Total other income (expense)	495,931	417,184

Net income before income taxes and minority interest	11,917,634	5,268,272

Income tax expenses:
Current	5,201	-
Deferred	57,754	450,606
Total income tax expense	62,955	450,606
Minority interest	(764,201)	(396,585)

Net income	$11,090,477	$4,421,080

Weighted average shares of outstanding - basic	20,678,693	15,520,661
Weighted average shares of outstanding- diluted	20,883,951	15,698,439
Income per share -
basic	$0.54	$0.28
diluted	$0.53	$0.28

Comprehensive income
Net income	$11,090,477	$4,421,080
Translation adjustments	1,612,709	672,414
Comprehensive income	$12,703,186	$5,093,494

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated	Total
	Shares	Amount	Capital	Earnings	Gain	Equity

Balance, January 1, 2006	-	$-	$2,416,000	$475,776	$52,484	$2,944,260
Translation adjustments					162,286	162,286
Net income for the year				2,986,890		2,986,890
Balance, January 1, 2007	-	-	2,416,000	3,462,666	214,770	6,093,436
Conversion of convertible notes	12,769	13	26,802			26,815
Issuance of common shares for warrant converted cashlessly	239,023	239	(239)			-
Issuance of common shares to former directors	40,000	40	(40)			-
Cancelled 2,043,783 shares of common stock	(2,043,784)	(2,044)	2,044			-
Recapitalization on reverse acquisition	19,561,432	19,561	6,295,707			6,315,268
Issuance of common shares	1,777,778	1,778	3,198,222			3,200,000
Issuance of common shares for services in connection with reverse merger	13,889	14	(14)			-
Issuance of warrant for services in connection with reverse merger			(1,104,166)			(1,104,166)
Paid Transaction Cost debit to APIC			(1,492,361)			(1,492,361)
Effect of subsidiary equity transactions			323,247			323,247
Warrants issued for services valued at $5.0 per share			200,105			200,105
Reclassification of warrant liability			1,039,807			1,039,807
Net income for the year				4,421,081		4,421,081
Translation adjustments					672,414	672,414
Balance, January 1, 2008	19,601,107	19,601	10,905,114	7,883,747	887,184	19,695,646
Issuances of Common Stock	2,586,207	2,586	14,997,414			15,000,000
Paid Transaction Cost debit to APIC			(1,794,660)			(1,794,660)
Stock-based compensation			217,756			217,756
Effect of subsidiary equity transactions			329,266			329,266
Translation adjustments					1,612,709	1,612,709
Net income for the year				11,090,477		11,090,477
Balance, December 31, 2008	22,187,314	$22,187	$24,654,890	$18,974,224	$2,499,893	$46,151,194

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007
Cash flows from operating activities:
Net income	$11,090,477	$4,421,081
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization expenses	200,746	41,915
Bad debt	31,571	-
Deferred income tax	55,531	450,606
Minority interest	764,201	396,585
Warrants issued for service	-	200,105
Stock-based compensation	217,756	-
Loss on disposal of fixed assets	11,747	-
Change in fair value of warrant liability		(64,359)
(Increase) Decrease in assets:
Restricted cash	(932,126)	(102,524)
Accounts receivable	(2,634,838)	(1,247,452)
Prepayments	(1,035,964)	(1,089,273)
Other receivable	(1,852,411)	(577,078)
Cost and estimated earnings
in excess of billings on uncompleted contracts	(8,088,233)	(1,913,123)
Inventory	185,993
Other current assets	234,892	(129,788)
Decrease (Increase) in liabilities:
Accounts (notes) payable	4,471,898	261,572
Billings in excess of costs
and estimated earnings on uncompleted contracts	(613,988)	(96,324)
Customer deposits	66,382	-
Other payable and accrued liabilities	338,283	(466,400)
Net cash provided by operating activities	2,511,917	85,543

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007
Cash flows from investing activities:
Cash from acquisitions	$294,872	$9,199,660
(Increase) Decrease in loan to others	-	277,297
Payment of cash to the shareholders of the
accounting acquirer	-	(2,000,000)
(Increase) Decrease in other non-current assets	(147,489)	12,018
Proceeds from diposal of fixed assets	26,072	-
Purchases of fixed assets	(6,037,957)	(3,236,664)
Purchases of intangible assets and goodwill	(4,537,334)	-
Net cash provided by (used in) investing activities	(10,401,836)	4,252,311

Cash flows from financing activities:
Increae in due to related parties	441,737	-
Proceeds from (payments of) short-term borrowings	2,883,000	(658,350)
Net change in minority interests	300,775	-
Payable for acquiring subsidiary	86,490	-
Payments to related parties	(190,878)	-
Increase in customer deposit	144,150	-
Merger (issuance) costs to be charged directly to equity	(1,794,660)	(1,492,361)
Proceeds from issuing shares	15,000,000	3,200,000
Net cash provided by financing activities	16,870,614	1,049,289

Effect of foreign currency exchange translation	299,531	133,931

Net increase in cash	9,280,226	5,521,074

Cash - beginning	6,842,238	1,321,164
Cash - ending	$16,122,464	$6,842,238

Supplemental disclosures:
Interest paid	$135,120	$13,986
Income taxes paid	$847	$-

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”) is engaged in the business of GIS application research and development.  Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”) was established on October 12, 2007 with registered capital of RMB 10 million.  Beijing Zhangcheng Science is engaged in the business of GIS application development for real time traffic information reporting. Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”) was set up on June 8, 2008 with registered capital of RMB 5 million ,Beijing Zhangcheng Media is mainly engaged in taxi media advertising business. Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”) was established on February 6, 2007 with registered capital of RMB 2 million, Yootu is engaged in the business of real time traffic data application research and development. Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”) was established on January 25, 2008 with registered capital of RMB 10 million.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Xinjiang Zhangcheng is mainly engaged in taxi media advertising business. China TranWiseway Technology Co., Ltd. (“China TranWiseway”) was established on June 28, 2004 with registered capital of RMB 0.5 million. China TranWiseway is engaged in the business of  traffic surveying technology applications. Dalian Dajian Zhitong Infomration Service Ltd. (“Dajian Zhitong”) was established on June 9, 2006 with registered capital of RMB 1 million. Dalian Dajian is mainly engaged in taxi media advertising business.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly owned subsidiaries Oriental Intra-Asia Entertainment (China) Limited (“Oriental Intra-Asia”), Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”), Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”), Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), China TranWiseway Technology Co., Ltd. (“China TranWiseway”), Dalian Dajian Zhitong Infomration Service Ltd. (“Dajian Zhitong”), Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”) and its variable interest entity China TransInfo Technology Group Co., Ltd. (“Group Company”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental Intra-Asia and PKU, entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., or  Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of  the restructuring is to allow the Company to engage in three new business segments, including online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations.  Through the contractual or variable interest entity, or VIE, arrangements, the Company maintains substantial control over the VIE Entities' daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"). On November 17, 2008, Group Company made a capital contribution of RMB 40,000,000 or $5,868,000 on behalf of Oriental Intra-Asia under nominee agreement to PKU. To follow the Substance-Over-Form principle, all the transactions and events of Group Company’s have been consolidated to the consolidated financial statements for the year ended December 31, 2008.

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

Accounts Receivable—Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts amounted to $32,439 as of December 31, 2008.

Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition—Most of the Company’s revenues are on contracts recognized using the percentage-of-completion method, measured by the ratio of costs incurred to date to estimated total costs for each contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies and travels.  General and administrative costs are charged to expense as incurred.  Losses on contracts are recorded in full as they are identified.

During the year ended December 31, 2008, the Company offered limited taxi media advertising. The Company recognized deferred revenue when cash is received, but the revenue has not yet been earned. Taxi media advertising revenue is billed to the customer and recognized when the advertisement is published.

Research and Development—Research and development costs represent the costs of designing, developing and testing products and are expensed as selling, general and administrative expenses as incurred.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers.  For the year ended December 31, 2008, bad debt expenses totaled RMB 219,012 or $31,571.

Statement of Cash Flows—In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment—The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of China IRAE are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

In accordance with SFAS No. 52, “Foreign Currency Translation,” the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

As of December 31, 2008 and 2007, the exchange rates between the RMB (￥) and the USD ($) were ￥1=$0.1467 and ￥1=$0.1371, respectively. The weighted-average rates of exchange between the RMB and the USD as of December 31, 2008 and 2007 were ￥1=$0.14415 and ￥1=$0.13167, respectively. Total translation adjustment recognized as of December 31, 2008 and 2007 is $2,499,893 and $887,184, respectively.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements. The adoption of SFAS No. 141(R) changes our accounting treatment for business combinations on a prospective basis effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Stateme0147nts - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for annual and interim periods beginning on or after December 15, 2008. The statement is to be applied prospectively. However, if comparative statements are issued, the presentation and disclosures should be presented retrospectively for all periods presented only after the adoption of the standard.

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact of FSP FAS 142-3 on its financial statements.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.	RESTRICTED CASH

The Company’s restricted cash balances at December 31, 2008 and 2007 were as follows:

		Exchange
Entity	RMB	Rate	USD	Restriction
Decemer 31, 2007:
PKU	¥1,778,640	0.1371	$243,852	To facilitate Fund Verfication Letters
Total	¥1,778,640		$243,852

December 31, 2008:
PKU	¥1,245,000	0.1467	$182,642	To facilitate Banker's Acceptances
China TranWiseway	7,000,000	0.1467	1,026,900	To facilitate Capital Verification
Total	¥8,245,000		$1,209,542

During the fourth quarter of 2008, PKU deposited ￥1,245,000, or $182,642  in one of its banks to facilitate bank acceptance letters issued by the bank to the Company’s customers. Such letters are a contractual term requested by the customers and are valid for 3 months.  During the same quarter,  China TranWiseway deposited with ￥7,000,000, or $1,026,900 in one its bank to facilitate its capital verification for contributed capital increase purpose required by local authority.  The restriction is expected to expire during the first quarter of 2009.

3.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

	December 31,
	2008	2007
Costs incurred on uncompleted contracts	$16,464,203	$4,147,244
Estimated earnings on uncompleted contracts	20,749,561	7,500,636
	37,213,764	11,647,880
Less: billings to date	26,148,450	9,246,176
Total	$11,065,314	$2,401,704

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

3.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS - continued

	December 31,
	2008	2007
Costs and estimated earnings in excess of billings on
uncompleted contracts	$11,912,285	$2,659,969
Billings in excess of costs and estimated earnings on
uncompleted contracts	-846,971	-258,265

Total	$11,065,314	$2,401,704

4.	PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

	December 31,
	2008	2007
Automobiles	$454,659	$125,929
Machinery and equipments	5,640,958	422,056
Furniture and fixtures	147,957	40,939
Prepayment for building	1,249,745	864,285
Work-in-progress	2,676,864	2,279,616
	10,170,183	3,732,825
Less: accumulated depreciation	(296,178)	-158,103
Property and equipment, net	$9,874,005	$3,574,722

On June 2, 2007, the Company entered into an agreement to purchase an office building for approximately $1,336,000. As of December 31, 2008 and 2007, the Company’s prepayments totaled $1,249,745 and $864,285, respectively.

The Company entered an agreement with Taxi Association of City of Urumqi for installation of a global positioning system ("GPS") control system. Pursuant to the agreement, the Company will install GPS Control Terminals on the 5,220 rental and taxi cars in the city of Urumqi in exchange for rights of interior or exterior advertisements on each taxi’s rear window, top light (LED display) and interior. According to the agreement, the Company began to operate the system on October 1, 2007 for a period of 15 years. Costs incurred for installed terminals that have been inspected and accepted were recorded as Machinery and Equipment and depreciated over a 7-year period. Costs incurred for uninstalled terminals and installed terminals that have not been inspected and accepted as work-in-progress.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

4.	PROPERTY AND EQUIPMENT - Continued

In addition, on March 31, 2008, the Company signed the "Agreement for Installation of Taxi GPS Monitoring System" with the Urumqi City Transportation Bureau (the “Transportation Bureau”), which is the higher management authority of the Taxi Association of City of Urumqi. The agreement reconfirmed the Company’s responsibility for providing to the Transportation Bureau's Passenger Transport Office with equipment for LED-based GPS monitoring, network hardware, GPS monitoring platform, and LED-based information release platform and software in exchange for the 15 years’ taxi advertising rights. The Transportation Bureau further guarantees that the Company will be its exclusive cooperation partner for a period of 15 years. No changes related to this guaranty will be made during the 15-year period.

The Company signed a contract jointly with the Huhhot Comprehensive Traffic Information Center and the Huhhot Department of Transportation Administration on January 28, 2008 to exclusively invest in and construct the LED stripe screen advertisement broadcasting system for taxis (LSABS) in the city of Huhhot. The contract is for a period of 15 years, and the Company will provide funding for LED strip screens and taxi rooftop light alterations to construct the city’s Taxi Advertising and Information Release System. Costs incurred for installed terminals that have been inspected and accepted were recorded as Machinery and Equipment and depreciated over a 7-year period. Costs incurred for uninstalled terminals and installed terminals that have not been inspected and accepted were recorded as Work-in-progress.

Depreciation and amortization expenses during fiscal 2008 and 2007 were $200,746 (of which $22,651 was related to intangible assets), and $41,915, respectively.

5.	INTANGIBLE ASSETS

The Company’s intangible assets as of December 31, 2008 are summarized as follows:

Existing technology	$174,573

Core technology	1,339,061

Less: accumulated amortization	(22,827)

Total	$1,490,807

(1) Existing Technology

China TranWiseway, the Company’s indirect 70% owned subsidiary, internally developed the Traffic Volume Long-Distance Monitoring and Data Center Platform technology.  The useful life of the technology is estimated at 10 years.

(2) Core Technology

In 2008, the Company purchased software from a third party for total cash consideration of $752,669.  This software was integrated into an Electrical Toll collection (“ETC”) non-stop toll system. The Company plans to distribute fully integrated ETC systems with both hardware and software included.  Amortization of the ETC technology started during the fourth quarter of 2008 when the ETC system was ready for commercial applications. The useful life of the technology is estimated at 10 years.

In 2008, Beijing Zhangcheng capitalized research and development costs of $586,392 after establishing technical feasibilities for its real time traffic information application software.  Amortization of the real time traffic information technology will not start until the application is completely developed, which is expected during the first quarter of 2009.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

6.	GOODWILL

The Company has recorded approximately ￥6,703,104, or $983,345, ￥1,293,441, or $189,748, and  ￥13,101,047 or $1,921,924 in goodwill in connection with its acquisitions (see Note 9) of equity of China TranWiseway, Dajian Zhitong, and Shanghai Yootu, respectively.

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

7.	NOTE PAYABLE

On June 17, 2008, the Company entered a loan agreement with a commercial bank in the amount of RMB 20,000,000, or $2,934,000. The loan bears an interest rate of 8.964% per annum. The agreement expires on June 17, 2009. For the year ended December 31, 2008, interest expense on the loan totaled RMB 937,359, or $135,120.

8.	ACQUISITIONS OF SUBSIDIARIES

(1) China TranWiseway

In May 2008, PKU entered into equity transfer agreements with shareholders of China TranWiseway, pursuant to which, PKU acquired 70% ownership of China TranWiseway for a cash price of RMB 6,500,000 (approximately $953,550). China TranWiseway is a high-tech company specializing in transportation information system and application developments. On May 22, 2008, PKU entered into an agreement supplemental to the aforementioned equity transfer agreements. Pursuant to the supplemental agreement, PKU will make an additional capital contribution of RMB 7,000,000 (approximately $1,026,900) to China TranWiseway to increase the total registered capital to RMB 10,000,000 (approximately $1,467,000), and PKU’s ownership remains at 70%. The purchase price of the 70% ownership in China TranWiseway therefore was RMB 8,600,000, or $1,261,620. As of December 31, 2008, the RMB 7,000,000 has been remitted to China TranWiseway.

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

	In RMB		Currency Exchange Rate	In USD
Net tangible assets	￥	706,896	0.1467	$103,702
Existing technology		1,190,000	0.1467	174,573
Goodwill		6,703,104	0.1467	983,345
Total consideration paid	￥	8,600,000		$1,261,620

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

8.	ACQUISITIONS OF SUBSIDIARIES – Continued

(2) Dajian Zhitong

On September 16, 2008, Zhangcheng Media, the Company’s indirectly-owned subsidiary, entered into equity transfer agreements with shareholders of Dajian Zhitong. Pursuant to the agreements, Zhangcheng Media  acquired 85% ownership of Dajian Zhitong from three of the shareholders for a cash price of RMB 1,980,000 (approximately $290,000). Included in the price was assumption of Dajian Zhitong's liabilities totaling RMB 1,639,518.

On October 13, 2008, a supplemental agreement to the aforementioned agreements was entered between Zhangcheng Media and the three shareholders of Dajian Zhitong. Pursuant to the agreement, Zhangchang Media will not pay the RMB 1,980,000 to the three shareholders nor assume Dajian Zhitong’s liabilities. Instead, it will make a cash contribution of RMB 9,000,000 directly to Dajian Zhitong. Other terms in the original equity transfer agreements were unaffected. Zhangcheng Media’s ownership in Dajian Zhitong remains at 85%. As a result of the supplemental agreement, the actual acquisition price of the 85% ownership of Dalian Zhitong was RMB 1,350,000=RMB 9,000,000 x (1-85%), (approximately $198,045).  As of December 31, 2008, RMB 4,000,000 has been remitted to Dajian Zhitong.

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

	In RMB		Currency Exchange Rate	In USD
Net tangible assets	￥	56,559	0.1467	$9,315
Goodwill		1,293,441	0.1467	189,748
Total consideration paid	￥	1,350,000		$198,883

(3) Shanghai Yootu

On October 1, 2008, PKU, the Company’s indirectly-owned subsidiary, entered into an equity transfer agreements with shareholders of Shanghai Yootu. Pursuant to the agreement, PKU acquired 100% ownership of Shanghai Yootu  from six individual shareholders. Under the terms of the Equity Transfer Agreement, PKU will make the payments in three installments to the Transferors. The initial cash payment of RMB 8.8 million (approximately $1,290,960) will be paid to the Transferors within five (5) business days after the date of execution of the Equity Transfer Agreement. The remaining two installments will be conditional upon Shanghai Yootu’s results of operations in the next two years (see Note 18)

In accordance with SFAS No. 141, the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Shanghai Yootu have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price was allocated as follows:

	In RMB		Currency Exchange Rate	In USD
Net tangible assets	￥	(4,301,047)	0.1467	$(630,964)
Goodwill		13,101,047	0.1467	1,921,924
Total consideration paid	￥	8,800,000		$1,290,960

No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of the acquisition on the Company’s results of operations.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

9.	SHARE-BASED PAYMENTS

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. The Company issued warrants to Anteaus Capital, Inc., in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger related services on May 14, 2007, with an exercise price of $1.80 per share. These warrants will expire on May 13, 2014 pursuant to the common stock purchase warrant agreement. The Company used the Black-Scholes option pricing model to determine the fair value of the stock warrants on May 14, 2007.  On May 14, 2007, the fair value was as at $3.97 per share, resulting in a share-based compensation totaling $1,104,166. On November 29, 2007, the Company and Anteaus Capital, Inc. entered an amendment to the Company’s common stock purchase warrants. The amendment eliminated the clause subject to which if the Company fails to deliver the required number of Warrant Shares, the Company will be obligated to pay cash to settle the warrant claims. The 277,778 warrants issued to Antaeus Capital, Inc. have been re-valued at $1,039,807, and reclassified to Additional Paid-in Capital from Accrued Warrant Liability. Other income of $64,359 was recorded to account for the warrants at fair value.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

9.	SHARE-BASED PAYMENTS - Continued

A summary of stock warrants for the year ended December 31, 2008 is as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)
Outstanding at January 1, 2007	436,187	$2.63	30.77
Granted	277,778	1.80	-
	50,000	5.00
Exercised or converted	(239,023)	2.63	-
Forfeited or expired	(197,164)	2.63	-
Outstanding at January 1, 2008	327,778	2.29	70.11
Granted	-	-	-
Exercised or converted	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2008	327,778	2.29	58.08
Exercisable at December 31, 2008	327,778	$2.29	58.08

(2) Stock Options

On January 7, 2008, the Company and Mr. Zhihai Mao, the Chief Financial Officer of the Company, entered into a stock option agreement. Pursuant to the terms of the stock option agreement, Mr. Mao was granted a non-qualified option on January 7, 2008 to purchase 200,000 shares of common stock of the Company at an exercise price of $6.70 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of ten years and expires on January 7, 2018. The option vests in equal installments on a quarterly basis over a three-year period beginning on January 7, 2008. The Company recorded compensation expense of $181,000 during the year ended December 31, 2008 in connection with the stock options.

On May 1, 2008, the Company entered into separate Stock Option Agreements with each of Mr. Trien and Dr. Chen. Under the terms of the Stock Option Agreements, the Company agreed to grant a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of five years and expires on May 1, 2013. The option vests in equal installments on a quarterly basis over a three-year period except for 2,500 options vested immediately on May 1 for Mr. Trien. The Company recorded compensation expense of $35,306 during the year ended December 31, 2008 in connection with the stock options.

On September 28, 2008, the Company entered into separate Stock Option Agreements with Mr. Ho-Ping Lin. Under the terms of the Stock Option Agreement, the Company agreed to grant a stock option to Mr. Lin for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share. The option has a term of five years and expires on September 28, 2013. The option vests in equal installments on a quarterly basis over a three-year period. The Company recorded compensation expense of $1,450 during the year ended December 31, 2008 in connection with the stock options.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

9.	SHARE-BASED PAYMENTS – Continued

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model.  No dividends were assumed due to the nature of the Company’s current business strategy.  The following table presents the assumptions used for options granted:

	September 30, 2008	June 30, 2008	March 31, 2008
Number of options	30,000	60,000	200,000
Risk free interest rate	2.37%	2.53%	3.00%
Expected life (year)	3.5	3.5	3.5
Expected volatility	30%	53%	53%
Weighted average fair value per option	$0.56	$2.64	$2.76

No options were exercised during the year ended December 31, 2008.

As of December 31, 2008, total unrecognized compensation costs related to unvested stock options was $508,621. Unvested stock options are expected to be recognized over a period of 2.17 years.

A summary of options transactions during the year ended December 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	-	$-
Granted	290,000	$6.6
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2008	290,000	$6.6

Nonvested as of December 31, 2008	225,000	$6.6
Option exercisable as of December 31, 2008:	65,000	$6.6

10.	EQUITY TRANSACTIONS

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

10.	EQUITY TRANSACTIONS - Continued

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

Effect of subsidiary equity transactions was calculated under the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The difference between the Company’s book value investment in PKU immediately prior to the transaction and its book value investment in PKU immediately following the transaction for the years ended December 31, 2008 and 2007 amounted to $329,266 and $323,247, respectively.

On July 17, 2008, the Company issued and sold 2,586,207 shares to certain accredited investors for a cash price of $5.80 per share and a total amount of $15,000,000 pursuant to a private placement completed by the Company.

11.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of December 31, 2007 or December 31, 2008.  The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the year ended December 31, 2008.

The Company, through its subsidiaries, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $3,300,000 as of December 31, 2008 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $1,500,000 due to uncertainty of its realization.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

11.	INCOME TAXES - Continued

For the year ended December 31, 2008, income tax expenses were as follows:

	Years Ended December 31,
	2008			2007
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current			$5,201			$-
Deferred			57,745			450,606
			$62,946			$450,606

PKU, Zhangcheng Media, Xinjiang Zhangcheng, China TranWiseway, and Dajian Zhitong are charged at the tax rate at 25% on the net income for PRC income tax purpose under the new Enterprise Tax Law in 2008. Beijing Tian Hao and Beijing Zhangcheng qualify as “new or high-technology enterprise” located in High-Tech Zones in Beijing, and are entitled to tax exemptions or preferential tax rates on the net income for PRC income tax purposes in 2008. Shanghai Yootu is subject to a special rate at 2.5% of its taxable revenue in 2008.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2008 and 2007 were as follows:

	Deferred Tax Assets
	Net operating loss carryforwards	Valuation allowance	Net deferred tax assets
December 31, 2008
Foreign:
In RMB	¥1,443,132	¥-	¥1,443,132
Exchange rate	0.1467	0.1467
In USD	$211,708		$211,708
Domestic :
In USD	$1,500,000	$(1,500,000)	$-
December 31, 2007
Foreign:
In RMB	¥1,828,361	¥-	¥1,828,361
Exchange rate	0.1371	0.1371
In USD	$250,668		$250,668
Domestic :
In USD	$1,300,000	$(1,300,000)	$-

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

12.	INCOME PER SHARE

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

	Year ended December 31,
	2008	2007
Net income, as reported	$11,090,477	$4,421,081
Basic earnings per share:
Basic weighted average share outstanding	20,678,693	15,520,661
Basic earnings per common share	$0.54	$0.28
Diluted earnings per share:
Basic weighted average share outstanding	20,678,693	15,520,661
Effect of dilutive stock options and warrants	205,258	177,778
Diluted weighted average shares outstanding	20,883,951	15,698,439
Diluted earnings per common share	$0.53	$0.28

13.	COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first year. Upon completion of the first year of employment, employees earn one (1) additional day for each additional year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2008, vacation liability existed in the amount of $0.

14.	RELATED-PARTY TRANSACTIONS

Due to Related Parties

During 2008, China TranWiseway had an outstanding loan in the amount of RMB 1,000,000, or $146,700, from its shareholder Beijing Marine Communication & Navigation Company for general working capital needs. The loan has been paid off as of December 31, 2008.

During 2008, Shanghai Yootu borrowed from its former shareholder in the aggregated amount of RMB 3,064,424, or $449,551 for general working capital needs. The borrowings do not bear interest and are payable on demand.

During 2008, Dajian Zhitong borrowed from two of its individual shareholders in the aggregated amount of RMB 538,065, or $78,934 for general working capital needs. The borrowings do not bear interest and are payable on demand.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

15.	CONCENTRATION

a.      Cash

The Company maintains cash in two commercial banks located in California. Up to $250,000 of the balance in each bank was insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of December 31, 2008, uninsured balances totaled $1,422,809.

 b.   Major Customers

The Company had 1 and 2 major customers that accounted for the following accounts receivable and sales during the fiscal years ended December 31, 2008 and 2007, respectively:

	Years Ended December 31,
	2008	2007
Revenue:
-Customer A	$3,044,547	$1,114,932
-Customer B		1,693,276
-Customer C		1,337,042

Accounts Receivable:
-Customer A	$-	499,603
-Customer B		-
-Customer C		428,633

16.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at December 31, 2008 was as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at January 1, 2007	$214,770	$214,770
Change for the year ended December 31, 2007	672,414	672,414
Balance at January 1, 2008	887,184	887,184
Change for the year ended December 31, 2008	1,612,709	1,612,709
Balance at December 31, 2008	$2,499,893	$2,499,893

17.	SEGMENT INFORMATION

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segment.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

18. COMMITMENTS AND CONTINGENCIES

(1) Operating Lease

PKU and its subsidiaries rent offices under several operating leases. Rent expenses for these offices totaled $269,011 for the year ended December 31, 2008. The aggregate future minimum payments under these lease agreements over one year are as follows:

Year ending December 31,	Lease Commitments

2009	$346,616
2010	297,180
2011	28,082
Total	$671,878

(2) Acquisition of Dajian Zhitong

On September 16, 2008, Zhangcheng Media, the Company’s indirectly-owned subsidiary, entered into equity transfer agreements with shareholders of Dajian Zhitong. Pursuant to the agreements,  Zhangcheng Media acquired 85% ownership of Dajian Zhitong from three of the shareholders for a cash price of RMB 1,980,000 (approximately $290,000). Included in the price was assumption of Dajian Zhitong's liabilities totaling RMB 1,639,518. On October 13, a supplemental agreement to the aforementioned agreements was entered. Pursuant to the agreement, Zhangcheng Media will not pay the RMB 1,980,000 to the three shareholders nor assume Dajian Zhitong’s liabilities. Instead, it will make a cash contribution of RMB 9,000,000 directly to Dajian Zhitong. Other terms in the original equity transfer agreements were unaffected. As of December 31, 2008, RMB 4,000,000 of the RMB 9,000,000 contractual capital contribution has been remitted to Dajian Zhitong.

(3) Acquisition of Shanghai Yootu

On October 1, 2008, PKU, the Company’s indirectly-owned subsidiary, entered into equity transfer agreements with shareholders of Shanghai Yootu. Pursuant to the agreement, PKU acquired 100% ownership of Shanghai Yootu  from six individual shareholders. Under the terms of the Equity Transfer Agreement, PKU will make the payments in three installments to the Transferors. The initial cash payment of RMB 8.8 million (approximately $1,300,000) was made in 2008. The second payment, consisting of 50% in cash and 50% in the Company’s common stock aggregately equal to twice Shanghai Yootu’s 2009 net income, will be made by the later of (1) January 1, 2010 or (2) the completion of the audit of financial statements of Shanghai Yootu for the year ended December 31, 2009. The final payment, consisting of 50% in cash and 50% in the Company’s common stock aggregately equal to three times Shanghai Yootu’s 2010 net income, will be made by the later of (1) January 1, 2011 or (2) the completion of the audit of financial statements of Shanghai Yootu for the year ended December 31, 2010.

19. SUBSEQUENT EVENTS

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental Intra-Asia and PKU, entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., or  Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of  the restructuring is to allow the Company to engage in three new business segments, including online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations.  Through the contractual or variable interest entity, or VIE arrangements, the Company maintains substantial control over the VIE Entities' daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R").