Form 10-Q
period 2009-03-31
China TransInfo Technology Corp.
filed 2009-05-12
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: Mach 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes___   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes___   No    X

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,198,419

ITEM 1. FINANCIAL STATEMENTS.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS

March 31, 2009

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	2- 3
March 31, 2009 and December 31, 2008

Unaudited Condensed Consolidated Statements of Operations	4
Three Months Ended March 31, 2009 and 2008

Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity	5
Three Months Ended March 31, 2009 and 2008

Unaudited Condensed Consolidated Statements of Cash Flows	6-7
Three Months Ended March 31, 2009 and 2008

Notes to Unaudited Condensed Consolidated Financial Statements	8

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,621,010	$16,122,464
Restricted cash	2,753,262	1,209,542
Accounts receivable, net	7,331,280	7,735,742
Inventory	611,554	23,775
Cost and estimated earnings in excess of billings on uncompleted contracts	15,440,856	11,912,285
Prepayments	3,880,485	3,647,731
Other receivable	2,517,175	2,940,404
Deferred tax assets	214,836	211,708
Other current assets	316,115	-
Total current assets	43,686,573	43,803,651

Long-term investment	717,850	278,730

Property and equipment, net	10,152,205	9,874,005

Intangible assets, net	1,881,825	1,490,807

Goodwill	3,090,797	3,095,017

Other non-current assets	159,607	147,607

Total assets	$59,688,857	$58,689,817

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,579,931	$5,518,402
Notes payable	2,930,000	2,934,000
Due to related parties	309,333	528,485
Billings in excess of costs and estimated earnings on uncompleted contracts	1,533,530	846,971
Deferred revenue	18,519	214,256
Other payable and accrued liabilities	1,297,411	1,030,766
Total current liabilities	10,668,724	11,072,880

Commitments and contingencies

Stockholders' equity :
China TransInfo Technology Corp.
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized , 22,187,314 issued and outstanding	22,187	22,187
Additional paid-in capital	24,808,129	24,654,890
Retained earnings	20,422,910	18,974,224
Accumulated other comprehensive gain - translation adjustments	2,333,943	2,499,893
Total China TransInfo Technology Corp. shareholders' equity	47,587,169	46,151,194
Noncontrolling inerest	1,432,964	1,465,743
Total stockholders' equity	49,020,133	47,616,937

Total liabilities and stockholders' equity	$59,688,857	$58,689,817

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2009	2008

Revenues	$6,513,395	$4,641,249
Cost of revenues	3,190,897	2,262,425
Gross profit	3,322,498	2,378,824
Operating Expenses	1,865,719	648,400

Income from operations	1,456,779	1,730,424
Other income (expense):
Interest income	13,739	15,228
Interest expense	(45,721)	-
Subsidy income	29,302	-
Other expenses - net	(195)	-
Total other income (expense)	(2,875)	15,228
Net income before income taxes	1,453,904	1,745,652
Income tax expenses:
Current	3,296	-
Deferred	(3,417)	(65,607)
Total income tax expense (benefit)	(121)	(65,607)

Net income including noncontrolling interest	1,454,025	1,811,259
Less: Net income attributable to noncontrolling interests	5,339	93,962

Net income attributable to CTFO	$1,448,686	$1,717,297

Weighted average CTFO shares of outstanding -
basic	22,187,314	19,601,107
diluted	22,297,228	19,853,523
Earnings per share attributable to CTFO common shareholders -

basic	$0.07	$0.09
diluted	$0.06	$0.09

Comprehensive income
Net income including noncontrolling interest	$1,454,025	$1,811,259
Translation adjustments	(165,950)	836,012
Comprehensive income	$1,288,075	$2,647,271
Comprehensive income attributable to noncontrolling interest	$5,339	$93,962
Comprehensive income attributable to CTFO	$1,282,736	$2,553,309

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Accumulated			Total
	Common Stock		Paid-In	Retained	Other	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Gain	Interest	Equity

Balance, January 1, 2008	19,601,107	$19,601	$10,905,114	$7,883,747	$887,184	$655,876	$20,351,522
Issuances of Common Stock	2,586,207	2,586	14,997,414				15,000,000
Paid Transaction Cost debit to APIC			(1,794,660)				(1,794,660)
Stock-based compensation			217,756				217,756
Effect of subsidiary equity transactions			329,266			(329,266)
Increase in noncontrolling interest of newly acquired subsidiaries						374,932	374,932
Translation adjustments					1,612,709		1,612,709
Net income for the year				11,090,477		764,201	11,854,678
Balance, January 1, 2009	22,187,314	22,187	24,654,890	18,974,224	2,499,893	1,465,743	47,616,937
Reduciton of noncontrolling interest due to restructuring			126,078			(126,078)	-
Paid Transaction Cost debit to APIC			(32,500)				(32,500)
Stock-based compensation			59,661				59,661
Minority shareholder's capital contribution pursuant to capital increase in subsidiaries						87,960	87,960
Translation adjustments					(165,950)		(165,950)
Net income for the period (Unaudited)				1,448,686		5,339	1,454,025
Balance, March 31, 2009	22,187,314	$22,187	$24,808,129	$20,422,910	$2,333,943	$1,432,964	$49,020,133

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income, including noncontrolling interest	$1,454,025	$1,811,259
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	252,569	21,368
Stock-based compensation	59,661	42,736
(Increase) Decrease in assets:
Restricted cash	(1,545,475)	213,658
Deferred income tax	(3,418)	(65,607)
Accounts receivable	393,942	(141,233)
Prepayments	(237,698)	(223,726)
Other receivable	410,446	(403,223)
Cost and estimated earnings in excess of billings on uncompleted contracts	(3,545,054)	(324,259)
Inventory	(587,851)	-
Other current assets	(316,137)	14,739
Decrease (Increase) in liabilities:
Accounts payable	(959,764)	111,455
Billings in excess of costs and estimated earnings on uncompleted contracts	687,761	(150,526)
Deferred revenue	(4,995)	-
Other payable and accrued liabilities	96,001	11,198
Net cash provided by (used in) operating activities	(3,845,987)	917,839

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
Cash flows from investing activities:
Cash used for long-term investment	$(439,530)	$-
(Increase) Decrease in other non-current assets	(12,201)	-
Purchases of property and equipment	(527,247)	(2,517,627)
Purchases of intangible assets	(409,409)	-
Net cash used in investing activities	(1,388,387)	(2,517,627)

Cash flows from financing activities:
Minority shareholder's capital contribution	87,960	-
Payments to related parties	(218,446)	-
Increase in customer deposit	(117,208)	-
Net cash used in financing activities	(247,694)	-

Effect of foreign currency exchange translation	(19,386)	200,372

Net decrease in cash	(5,501,454)	(1,399,416)

Cash - beginning	16,122,464	6,842,238
Cash - ending	$10,621,010	$5,442,822

Supplemental disclosures:
Interest paid	$45,721	$-
Income taxes paid	$7,045	$-

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Beijing Tian Hao is engaged in the business of GIS application research and development. Beijing Zhangcheng Science was established on October 12, 2007 with registered capital of RMB 10 million. Beijing Zhangcheng Science is engaged in the business of GIS application development for real time traffic information reporting. Beijing Zhangcheng Media was set up on June 8, 2008 with registered capital of RMB 5 million ,Beijing Zhangcheng Media is mainly engaged in taxi media advertising business. Yootu was established on February 6, 2007 with registered capital of RMB 2 million, Yootu is engaged in the business of real time traffic data application research and development. Xinjiang Zhangcheng was established on January 25, 2008 with registered capital of RMB 10 million. Xinjiang Zhangcheng is mainly engaged in taxi media advertising business. TranWiseway was established on June 28, 2004 with registered capital of RMB 0.5 million. TranWiseway is engaged in the business of traffic surveying technology applications. Dalian Dajian was established on June 9, 2006 with registered capital of RMB 1 million. Dalian Dajian is mainly engaged in taxi media advertising business.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly owned subsidiaries Oriental Intra-Asia Entertainment (China) Limited (“Oriental”), and the Company’s variable interest entities (the “VIE Entities”), including China TransInfo Technology Group Co., Ltd. (the “Group Company”), Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”), Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”), Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), China TranWiseway Technology Co., Ltd. (“China TranWiseway”), Dalian Dajian Zhitong Infomration Service Ltd. (“Dajian Zhitong”), and Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”) . All material intercompany accounts, transactions and profits have been eliminated in consolidation.

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental and PKU, entered into a series of equity transfer agreements with the Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of the restructuring is to allow the Company to engage in three new business segments, including online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations. Through the contractual arrangements, the Company maintains substantial control over the VIE Entities' daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"). As of March 31, 2009, the Company was in the process of registering the equity transfers involved in the restructuring with the governing authorities in China.

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

Accounts Receivable—Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts amounted to $32,395 and $32,439 at March 31, 2009 and December 31, 2008, respectively.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of Long-Lived Assets—The Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that no impairments of long-lived assets currently exist.

Issuance of Shares by Subsidiaries—Sales of stock by a subsidiary are accounted for in accordance with Staff Accounting Bulletin Topic 5H, “Accounting for Sales of Stock by a Subsidiary.” The Company has adopted the capital transaction method to account for subsidiary stock sales. Accordingly, increases and decreases in the Company’s share of its subsidiary’s net equity resulting from subsidiary stock transactions are recorded on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as increases or decreases to Additional paid-in capital.

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the three months ended March 31, 2009, the Company charged $0 to the bad debt expenses.

Statement of Cash Flows—In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation Adjustment—The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of Oriental are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

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

As of March 31, 2009 and December 31, 2008, the exchange rates between RMB(¥) and the USD was RMB¥1 = USD$0.14650 and RMB¥1 = USD$0.1467, respectively. The weighted-average rate of exchange between RMB and USD was RMB¥1 = USD$0.14651 and RMB¥1 = USD$0.14415, respectively. Total translation adjustment recognized as of March 31, 2009 and December 31, 2008 is $2,333,943 and $2,499,893, respectively.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. This Statement was adopted by us effective January 1, 2009, and the adoption of this Statement did not have a material impact on our consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Stateme0147nts - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS No. 160 effective January 1, 2009.

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. The FSP was adopted by us effective January 1, 2009, and the adoption of the FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. For the Company, this FSP is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this FSP is effective April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. For the Company, these additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

2. RESTRICTED CASH

The Company’s restricted cash balances at March 31, 2009 and December 31, 2008 were as follows:

		Exchange
Entity	RMB	Rate	USD	Restriction
March 31, 2009
PKU	¥5,793,596	0.1465	$848,762	To facilitate Fund Verfication Letters
Beijing Tianhao	6,000,000	0.1465	879,000	To facilitate Capital Verification
China TranWiseway	7,000,000	0.1465	1,025,500	To facilitate Capital Verification
Total	¥18,793,596		$2,753,262

December 31, 2008:
PKU	¥1,245,000	0.1467	$182,642	To facilitate Banker's Acceptances
China TranWiseway	7,000,000	0.1467	1,026,900	To facilitate Capital Verification
Total	¥8,245,000		$1,209,542

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

	March 31, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$15,241,012	$16,464,203
Estimated earnings on uncompleted contracts	18,991,961	20,749,561
	34,232,973	37,213,764
Less: billings to date	20,325,647	26,148,450
Total	$13,907,327	$11,065,314

	March 31, 2009	December 31, 2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$15,440,857	$11,912,285
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,533,530)	(846,971)

Total	$13,907,327	$11,065,314

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

4. PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

	March 31,2009	December 31,2008
Automobiles	$536,653	$454,659
Machinery and equipments	6,810,039	5,640,958
Furniture and fixtures	227,259	147,957
Prepayment for building	1,216,543	1,249,745
Work-in-progress	1,893,035	2,676,864
	10,683,529	10,170,183
Less: accumulated depreciation	(531,324)	(296,178)
Property and equipment, net	$10,152,205	$9,874,005

On June 2, 2007, the Company entered into an agreement to purchase an office building for approximately $1,427,936. As of March 31, 2009 and December 31 2008, the Company’s prepayments totaled $1,216,543 and $1,249,745, respectively.

The Company entered into an agreement with Taxi Association of City of Urumqi for installation of a global positioning system ("GPS") control system. Pursuant to the agreement, the Company will install GPS Control Terminals on the 5,220 rental and taxi cars in the city of Urumqi in exchange for rights of interior or exterior advertisements on each taxi’s rear window, top light (LED display) and interior. According to the agreement, the Company began to operate the system on October 1, 2007 for a period of 15 years. Costs incurred for installed terminals that have been inspected and accepted were recorded as Machinery and Equipment and depreciated over a 7-year period. Costs incurred for uninstalled terminals and installed terminals that have not been inspected and accepted were recorded as work-in-progress.

In addition, on March 31, 2008, the Company signed the Agreement for Installation of Taxi GPS Monitoring System with the Urumqi City Transportation Bureau (the “Transportation Bureau”), which is the higher management authority of the Taxi Association of City of Urumqi. The agreement reconfirmed the Company’s responsibility for providing to the Transportation Bureau's Passenger Transport Office with equipment for LED-based GPS monitoring, network hardware, GPS monitoring platform and LED-based information release platform and software in exchange for the 15 years’ taxi advertising rights. The Transportation Bureau further guarantees that the Company will be its exclusive cooperation partner for a period of 15 years. No changes related to this guaranty will be made during the 15-year period.

The Company signed a contract jointly with the Huhhot Comprehensive Traffic Information Center and the Huhhot Department of Transportation Administration on January 28, 2008 to exclusively invest in and construct the LED strip screen advertisement broadcasting system for taxis (LSABS) in the city of Huhhot. The contract is for a period of 15 years, and the Company will provide funding for LED strip screens and taxi rooftop light alterations to construct the city’s Taxi Advertising and Information Release System. Costs incurred for installed terminals that have been inspected and accepted were recorded as Machinery and Equipment and depreciated over a 7-year period. Costs incurred for uninstalled terminals and installed terminals that have not been inspected and accepted were recorded as work-in-progress.

Depreciation and amortization expenses during the three months ended March 31, 2009 and 2008 totaled $252,569 (of which $17,004 was related to intangible assets), and $21,368, respectively.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

5. INTANGIBLE ASSETS

The Company’s intangible assets as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008
Existing technology	$174,335	$174,573
ETC and GPS technologies	1,747,306	1,339,061
Less: accumulated amortization	(39,817)	(22,827)
Total	$1,881,824	$1,490,807

(1) Existing Technology

China TranWiseway, one of the Company’s VIE Entities, internally developed the Traffic Volume Long-Distance Monitoring and Data Center Platform technology. The estimated useful life of the technology is for 10 years.

(2) ETC and GPS Technology

In 2008, the Company purchased software from a third party for total cash consideration of $752,669. This software was integrated into an Electrical Toll collection (“ETC”) non-stop toll system and GPS technology. The Company plans to distribute fully integrated ETC systems with both hardware and software included. Amortization of the ETC technology started during the fourth quarter of 2008 when the ETC system was ready for commercial applications. The estimated useful life of the technology is for 10 years.

As of March 31, 2009, the Company capitalized research and development costs of $994,637 after establishing technical feasibilities for its real time traffic information application software. Amortization of the real time traffic information technology will not start until the application is completely developed, which is expected to be during the third quarter of 2009.

6. GOODWILL

The Company has recorded approximately ¥6,703,104, or $982,005, ¥1,293,441, or $189,489, and ¥13,101,047 or $1,919,303 in goodwill in connection with its acquisitions (see Note 8) of equity of China TranWiseway, Dajian Zhitong, and Shanghai Yootu, respectively.

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

7. NOTE PAYABLE

On June 17, 2008, the Company entered a loan agreement with a commercial bank in the amount of RMB 20,000,000, or $2,930,000. The loan bears an initial interest rate of 8.964% per annum, which is floating based on interest rates determined by the People’s Bank of China from time to time. The agreement expires on June 17, 2009. For the three months ended March 31, 2009, interest expenses totaled RMB 312,068 or $45,721.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

8. ACQUISITIONS OF SUBSIDIARIES

(1) China TranWiseway

In May 2008, PKU entered into equity transfer agreements with shareholders of China TranWiseway, pursuant to which, PKU acquired 70% ownership of China TranWiseway for a cash price of RMB 6,500,000 (approximately $952,250). China TranWiseway is a high-tech company specializing in transportation information system and application developments. On May 22, 2008, PKU entered into an agreement supplemental to the aforementioned equity transfer agreements. Pursuant to the supplemental agreement, PKU will make an additional capital contribution of RMB 7,000,000 (approximately $1,025,500) to China TranWiseway to increase the total registered capital to RMB 10,000,000 (approximately $1,465,000), and PKU’s ownership remains at 70%. The purchase price of the 70% ownership in China TranWiseway therefore was RMB 8,600,000, or $1,259,900. The RMB 7,000,000 was paid to China TranWiseway by December 31, 2008.

In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of China TranWiseway have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price were allocated as follows:

		Currency
		Exchange
	In RMB	Rate	In USD
Net tangible assets	¥706,896	0.1465	$103,560
Existing technology	1,190,000	0.1465	174,335
Goodwill	6,703,104	0.1465	982,005
Total consideration paid	¥8,600,000		$1,259,900

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

(2) Dajian Zhitong

On September 16, 2008, Zhangcheng Media, the Company’s former indirectly-owned subsidiary, entered into equity transfer agreements with shareholders of Dajian Zhitong. Pursuant to the agreements, Zhangcheng Media acquired 85% ownership of Dajian Zhitong from three of the shareholders for a cash price of RMB 1,980,000 (approximately $290,070). Included in the price was the assumption of Dajian Zhitong's liabilities totaling RMB 1,639,518.

On October 13, 2008, a supplemental agreement to the aforementioned agreements was entered into between Zhangcheng Media and the three shareholders of Dajian Zhitong. Pursuant to the agreement, Zhangchang Media will not pay the RMB 1,980,000 to the three shareholders nor assume Dajian Zhitong’s liabilities. Instead, it will make a cash contribution of RMB 9,000,000 directly to Dajian Zhitong. Other terms in the original equity transfer agreements were unaffected. Zhangcheng Media’s ownership in Dajian Zhitong remains at 85%. As a result of the supplemental agreement, the actual acquisition price of the 85% ownership of Dalian Zhitong was RMB 1,350,000=RMB 9,000,000 x (1-85%), (approximately $197,775). As of March 31, 2009, RMB 4,000,000 has been paid to Dajian Zhitong.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

8. ACQUISITIONS OF SUBSIDIARIES (Continued)

In accordance with SFAS No. 141, the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Dajian Zhitong have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price were allocated as follows:

		Currency
	In RMB	Exchange Rate	In USD
Net tangible assets	¥56,559	0.1465	$8,286
Goodwill	1,293,441	0.1465	189,489
Total consideration paid	¥1,350,000		$197,775

(3) Shanghai Yootu

On October 1, 2008, PKUentered into an equity transfer agreements with shareholders of Shanghai Yootu. Pursuant to the agreement, PKU acquired 100% ownership of Shanghai Yootu from six individual shareholders. Under the terms of the Equity Transfer Agreement, PKU will make the payments in three installments to the Transferors. The initial cash payment of RMB 8.8 million (approximately $1,289,200) was paid to the Transferors within five (5) business days after the date of execution of the Equity Transfer Agreement. The remaining two installments will be conditional upon Shanghai Yootu’s results of operations in the next two years (see Note 18)

In accordance with SFAS No. 141, the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Shanghai Yootu have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price were allocated as follows:

		Currency
		Exchange
	In RMB	Rate	In USD
Net tangible assets	¥(4,301,047)	0.1465	$(630,103)
Goodwill	13,101,047	0.1465	1,919,303
Total consideration paid	¥8,800,000		$1,289,200

No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of the acquisition on the Company’s results of operations.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

9. SHARE-BASED PAYMENTS (Continued)

The expected volatilities are based on the historical volatility of the Company’s stock. The observations were made in a 52-week period. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

A summary of stock warrants for the three months ended March 31, 2009 is as follows:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term
Stock Warrants	Shares	Exercise Price	(Months)
Outstanding at January 1, 2009	327,778	$2.29	70.11
Granted	-	-	-
Exercised or converted	-	-	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2009	327,778	2.29	55.12
Exercisable at March 31, 2009	327,778	$2.29	55.12

(2) Stock Options

On January 7, 2008, the Company and Mr. Zhihai Mao, the Chief Financial Officer of the Company, entered into a stock option agreement. Pursuant to the terms of the stock option agreement, Mr. Mao was granted a non-qualified option on January 7, 2008 to purchase 200,000 shares of common stock of the Company at an exercise price of $6.70 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of ten years and expires on January 7, 2018. The option vests in equal installments on a quarterly basis over a three-year period beginning on January 7, 2008. The Company recorded compensation expense of $45,250 during the three months ended March 31, 2009 in connection with the stock options.

On May 1, 2008, the Company entered into separate Stock Option Agreements with each of Mr. Trien and Dr. Chen. Under the terms of the Stock Option Agreements, the Company agreed to grant a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of five years and expires on May 1, 2013. The option vests in equal installments on a quarterly basis over a three-year period except for 2,500 options vested immediately on May 1 for Mr. Trien. The Company recorded compensation expense of $13,023 during the three months ended March 31, 2009 in connection with the stock options.

On September 28, 2008, the Company entered into separate Stock Option Agreements with Mr. Ho-Ping Lin. Under the terms of the Stock Option Agreement, the Company agreed to grant a stock option to Mr. Lin for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share. The option has a term of five years and expires on September 28, 2013. The option vests in equal installments on a quarterly basis over a three-year period. The Company recorded compensation expense of $1,388 during the three months ended March 31,2009 in connection with the stock options.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

9. SHARE-BASED PAYMENTS (Continued)

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

No options were exercised during the three months ended March 31, 2009.

As of March 31, 2009, total unrecognized compensation costs related to unvested stock options was $448,960. Unvested stock options are expected to be recognized over a period of 1.92 years.

A summary of options transactions during the three months ended March 31, 2009 is follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2009	290,000	$6.6
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2009	290,000	$6.6

Nonvested as of March 31, 2009	200,833	$6.6
Option exercisable as of March 31, 2009:	89,167	$6.6

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

10. EQUITY TRANSACTIONS (Continued)

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

Total transaction costs of $1,827,160, including legal, accounting and investment banking fees, etc., were charged directly to equity as a reduction from the cash consideration received for the newly-issued common stock.

The effect of subsidiary equity transactions was calculated under the provisions of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5H (“SAB Topic 5H”) and relates to the issuance of securities of a non-wholly owned subsidiary. The difference between the Company’s book value investment in PKU immediately prior to the transaction and its book value investment in PKU immediately following the transaction for the years ended December 31, 2008 and 2007 amounted to $329,266 and $323,247, respectively.

On July 17, 2008, the Company issued and sold 2,586,207 shares to a certain accredited investor for a cash price of $5.80 per share and a total amount of $15,000,000 pursuant to a private placement completed by the Company.

During the first quarter of 2009, the Company conducted the VIE restructuring, resulting in a discrepancy of $126,078 in noncontrolling interest. The discrepancy is charged to Additional Paid-in Capital.

11. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits. The Company had no unrecognized tax benefits as of March 31, 2009 and 2008. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the quarter ended March 31, 2009.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

11. INCOME TAXES (Continued)

The Company, through its subsidiaries, is subject to the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $3,540,000 as of March 31, 2009 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $1,740,000 due to uncertainty of its realization.

For the quarters ended March 31, 2009 and 2008, income tax expenses were as follows:

Three Months Ended March 31,

	2009			2008
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current			$3,296			$-
Deferred			(3,417)			(65,607)
			$(121)			(65,607)

PKU, Zhangcheng Media, Xinjiang Zhangcheng, China TranWiseway, and Dajian Zhitong are subject to the tax rate at 25% on the net income for PRC income tax purpose under the new Enterprise Tax Law in 2008. Beijing Tian Hao and Beijing Zhangcheng qualify as “new or high-technology enterprise” located in High-Tech Zones in Beijing, and are entitled to tax exemptions or preferential tax rates on the net income for PRC income tax purposes in 2009. Shanghai Yootu is subject to a special rate at 2.5% of its taxable revenue in 2009.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2009 and December 31, 2008 were as follows:

	Deferred Tax Assets

	Net operating loss	Valuation	Net deferred tax
	carryforwards	allowance	assets
March 31, 2009:
Foreign:
In RMB	¥1,466,458	¥-	¥1,466,458
Exchange rate	0.1465	0.1465
In USD	$214,836	$-	$214,836
Domestic :
In USD	$1,740,000	$(1,740,000)	$-
December 31, 2008:
Foreign:
In RMB	¥1,828,361	¥-	¥1,828,361
Exchange rate	0.1371	0.1371
In USD	$250,668	$-	$250,668
Domestic :
In USD	$1,300,000	$(1,300,000)	$-

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

12. INCOME PER SHARE

The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options include nonvested stock granted to employees. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested stock options are assumed to have been delivered on the grant date.

	Three Months Ended March 31,
	2009	2008
Net income attributable to CTFO	$1,448,686	$1,717,297
Basic earnings per share:
Basic weighted average share outstanding	22,187,314	19,601,107
Basic earnings per common share	$0.07	$0.09
Diluted earnings per share:
Basic weighted average share outstanding	22,187,314	19,601,107
Effect of dilutive stock options and warrants	109,914	252,416
Diluted weighted average shares outstanding	22,297,228	19,853,523
Diluted earnings per common share	$0.06	$0.09

13. COMPENSATED ABSENCES

There was no vacation leave liability for the three months ended March 31, 2009.

14. RELATED-PARTY TRANSACTIONS

Due To Related Parties

As of March 31, 2009, Shanghai Yootu has borrowed from its former shareholders in the aggregated amount of RMB 1,573,424, or $230,507 for general working capital needs. The borrowings do not bear interest and are payable on demand.

As of March 31, 2009, Dajian Zhitong borrowed from two of its individual shareholders in the aggregated amount of RMB 538,065, or $78,826 for general working capital needs. The borrowings do not bear interest and are payable on demand.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

15. CONCENTRATION

a. Cash

The Company maintains cash in US dollars in two commercial banks located in California. Up to $250,000 of the balance in each bank was insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of March 31, 2009 and December 31, 2008, uninsured balances totaled $1,285,486 and $1,422,809, respectively.

b. Major Customers

The Company had three and four major customers that accounted for the following accounts receivable and sales during the three months ended March 31, 2009 and 2008, respectively:

	Revenue	Accounts Receivable
	Three Months Ended March 31	At March 31,
2009:
Customer A	1,182,583	1,092,000
Customer B	1,118,084	-
Customer C	658,401	94,042

2008:
Customer D	1,434,318	-
Customer E	651,089	214,200
Customer F	669,155	20,585
Customer G	792,650	496,777

16. OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at March 31, 2009 was as follows:

	Foreign Currency	Accumulated Other
	Translation Adjustment	Comprehensive Income
Balance at January 1, 2008	$887,184	$887,184
Change for the year ended December 31, 2008	1,612,709	1,612,709
Balance at January 1, 2009	2,499,893	2,499,893
Change for the 3 months ended March 31, 2009	(165,950)	(165,950)
Balance at March 31, 2009	$2,333,943	$2,333,943

17. SEGMENT INFORMATION

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

18. COMMITMENTS AND CONTINGENCIES

(1) Operating Lease

PKU and its subsidiaries rent offices under several operating leases. Rent expenses for these offices totaled $149,919 and $24,000 for the 3 months ended March 31, 2009 and 2008, respectively. The aggregate future minimum payments under these lease agreements over one year are as follows:

Year ending March 31,	Lease Commitments

2010	$368,781
2011	301,870
2012	-
Total	$670,651

(2) Acquisition of Shanghai Yootu

On October 1, 2008, PKU, the Company’s indirectly-owned subsidiary, entered into equity transfer agreements with shareholders of Shanghai Yootu, pursuant to which, PKU acquired 100% ownership of Shanghai Yootu from six individual shareholders. Under the terms of the Equity Transfer Agreement, PKU will make the payments in three installments to the Transferors. The initial cash payment of RMB 8.8 million (approximately $1,300,000) was made in 2008. The second payment, consisting of 50% in cash and 50% in the Company’s common stock aggregately equal to twice Shanghai Yootu’s 2009 net income, will be made by the later of (1) January 1, 2010 or (2) the completion of the audit of financial statements of Shanghai Yootu for the year ended December 31, 2009. The final payment, consisting of 50% in cash and 50% in the Company’s common stock aggregately equal to three times Shanghai Yootu’s 2010 net income, will be made by the later of (1) January 1, 2011 or (2) the completion of the audit of financial statements of Shanghai Yootu for the year ended December 31, 2010.

19. SUBSEQUENT EVENTS

On April 30, 2009, the Company’s board of directors adopted China TransInfo Technology Corp. 2009 Equity Incentive Plan (the “2009 Plan”) and directed that it be submitted to the shareholders of the Company for approval at the 2009 Annual Meeting of shareholders which is expected to occur on May 29, 2009. A maximum of 3,000,000 shares of common stock of the Company (subject to adjustment as described in the 2009 Plan) may be issued under the 2009 Plan. Employees, officers, directors, and consultants of the Company and its subsidiaries are eligible to receive stock options, restricted stock, restricted stock units, stock appreciation rights, and other share-based awards. Incentive stock options may be granted only to employees.

******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of the Quarter Report and our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Overview of Our Business

We are a leading provider of public transportation information systems technology and comprehensive solutions in China. Our goal is to become the largest transportation information product and comprehensive solutions provider, as well as the largest integrated transportation information platform and commuter traffic media platform builder and operator in China. Substantially all of our operations are conducted through our variable interest entities that are PRC domestic companies owned principally or completely by our PRC affiliates. Through our variable interest entities, we are involved in developing multiple applications in transportation, digital city, and land and resource filling system based on Geographic Information Systems (“GIS”) technologies which is used to service the public sector.

On February 3, 2009, through our indirect Chinese subsidiary, Oriental Intra-Asia Entertainment (China) Limited (“Oriental”) and Oriental’s former subsidiary, Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), we entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., a company formed under Chinese law (the “Group Company”), pursuant to which we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the Group Company (the “Equity Transfer”). Established in China on May 26, 2008, the Group Company is wholly owned by four Chinese affiliates of the Company, Shudong Xia, our Chairman, CEO and President and the beneficial owner of approximately 43% of the Company’s outstanding capital stock, Zhiping Zhang, the Company’s Vice President of Research and Development, Zhibin Lai, the Company’s Vice President and Wei Gao, the designee of SAIF Partners III L.P. (“SAIF”), a 11% shareholder of the Company (the “Group Company Shareholders”).

In connection with the Equity Transfer, on February 3, 2009, we also entered into a series of commercial agreements with relevant parties, pursuant to which we obtain contractual rights to control and manage the business of the Group Company and the Group Company’s subsidiaries (the “Contractual Arrangement” and together with the Equity Transfer, the “VIE Restructuring.”). As a result of the VIE Restructuring, we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the affiliated Group Company and accordingly, PKU and PKU’s subsidiaries became direct and indirect subsidiaries of the Group Company, which is wholly owned by the Group Company Shareholders who are all Chinese citizens. At the same time, through the Contractual Arrangement, we maintain substantial control over the Group Company and its subsidiaries’ (the “VIE Entities”) daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Under FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), we are required to consolidate the VIE Entities into our financial statements because the Contractual Arrangement provides us with the risks and rewards associated with equity ownership, even though we do not own any of the outstanding equity interests in any of the VIE Entities.

For more detailed information regarding the Restructuring, please see the definitive Information Statement on Schedule 14C filed on January 12, 2009, which was mailed to the Company’s stockholders of record on the same day.

Our focus is on providing transportation solutions. Our products and services include:

  Transportation Planning Information System,
  Pavement Maintenance System,
  Electronic toll collection (“ETC”),
  Traffic Information Service System,
  Taxi Security Monitoring, Commanding and Dispatching Platform,
  GIS-T (Transportation) Middleware,
  Traffic Flow Surveying Systems,
  Intelligent Parking System,
  Red Light Violation Snapshot System,
  Intelligent Highway Vehicle Monitoring System,
  Intelligent Public Transport System,
  Palmcity Navigation Engine,
  Comprehensive Location Based Service Platform,

  Digital City,
  2-D and 3-D GIS.

We also offer full range solutions for transportation oriented GIS (“GIS-T”) covering transportation planning, design, construction, maintenance and operation .

Our Current Organizational Structure

The chart below illustrates our current corporate structure:

China TransInfo Technology Corp. (Nevada)
100%
100%
100%
100%
Cabowise International Ltd. (BVI) (Inactive)
Intra-Asia Entertainment Corporation (Delaware) (Inactive)
Intra-Asia Entertainment (China) Limited (Hong Kong)
Intra-Asia Entertainment (Asia-Pacific) Limited (Samoa)
60%
40%
Oriental Intra-Asia Entertainment (China) Limited (PRC)
VIE Arrangements
China TransInfo Technology Group Co., Ltd. (PRC)
97%
100%
100%
100%
Beijing PKU Chinafront High Technology Co., Ltd. (PRC)
Beijing Tian Hao Ding Xin Science and Technology Co, Ltd. (PRC)
Beijing Zhangcheng Culture and Media Co, Ltd. (PRC)
Beijing Zhangcheng Science & Technology Co, Ltd. (PRC)
100%
100%
70%
Xinjiang Zhangcheng Science and Technology Co, Ltd. (PRC)
Shanghai Yootu Information Technology Co., Ltd. (PRC)
China TranWiseway Information Technology Co., Ltd. (PRC)
85%
Dalian Dajian Zhitong Information Service Co., Ltd. (PRC)

Recent Developments

On April 30, 2009, our board of directors adopted China TransInfo Technology Corp. 2009 Equity Incentive Plan (the “2009 Plan”) and directed that it be submitted to the shareholders of the Company for approval at the 2009 Annual Meeting of shareholders which is expected to occur on May 29, 2009. A maximum of 3,000,000 shares of common stock of the Company (subject to adjustment as described in the 2009 Plan) may be issued under the 2009 Plan. Employees, officers, directors, and consultants of the Company and its subsidiaries are eligible to receive stock options, restricted stock, restricted stock units, stock appreciation rights, and other share-based awards. Incentive stock options may be granted only to employees.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first fiscal quarter of 2009, which resulted in continued growth in our revenues. Despite the overall economic slowdown in the global economy, the transportation information industry in China is in the process of rapid and continuous development with the continuous increase of Chinese government’s and public demand for advanced transportation information products and services to support more effective and efficient transportation networks in China. This trend is supported by the growing amount of governmental spending in the transportation sector. We believe this trend will continue to result in the growth in sales of our transportation products and services.

The following are some financial highlights for the first quarter of 2009:

  Revenues: Our revenues were approximately $6.51 million for the first quarter of 2009, an increase of 40.34% from the same quarter of last year.
  Gross Margin: Gross margin was 51.01% for the first quarter of 2009, as compared to 51.25% for the same period in 2008.
  Operating Profit: Operating profit was approximately $1.46 million for the first quarter of 2009, a decrease of 15.81% from $1.73 million of the same period last year.
  Net Income: Net income was approximately $1.45 million for the first quarter of 2009, a decrease of 15.64% from the same period of last year.
  Fully diluted earnings per share were $0.06 for the first quarter of 2009.

RESULTS OF OPERATIONS

Three Months Ended Mach 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
Revenues	$6,513,395	100.00%	$4,641,249	100.00%
Cost of revenues	3,190,897	48.99%	2,262,425	48.75%
Gross profit	3,322,498	51.01%	2,378,824	51.25%

Expenses:
Selling, general, and administrative expenses	1,865,719	28.64%	648,400	13.97%

Income from operations	1,456,779	22.37%	1,730,424	37.28%

Other income (expense):
Interest income	13,739	0.21%	15,228	0.33%
Interest expense	(45,721)	-0.70%	-	-
Other income(expense) - net	29,107	0.45%	-	-
Total other income (expense)	(2,875)	-0.04%	15,228	0.33%

Net income before income taxes and minority interest	1,453,904	22.32%	1,745,652	37.61%

Provision for income taxes	(121)	-0.00%	(65,607)	-1.41%
Minority interest	(5,339)	-0.08%	(93,962)	-2.02%

Net income	$1,448,686	22.24%	$1,717,297	37%

Revenues. Revenues increased approximately $1.87 million, or 40.34%, to approximately $6.51 million for the three months ended March 31, 2009, from approximately $4.64 million for the same period in 2008. This increase was mainly attributable to the increased sales of our products and the applications of our products in the Transportation sector during the first quarter of 2009 compared to 2008. We believe that such sales increased as a result of the growing recognition of our brand name and technology as well as the rapidly developing market opportunities in the transportation information sector in China.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months	Percentage	Three Months	Percentage
	Ended March	of Total	Ended March	of Total
	31, 2009	Revenues	31, 2008	Revenues

Transportation	4,732,828	72.66%	$2,162,256	46.59%
Digital City	1,730,854	26.58%	1,916,883	41.30%
Land & Resources	5,333	0.08%	528,044	11.38%
Other	44,380	0.68%	34,066	0.73%
Total	$6,513,395	100.00%	$4,641,249	100.00%

As the table above indicates, Transportation and Digital City accounted for an aggregate of 99.24% and 87.89% of our sales for the three months ended March 31, 2009 and 2008, respectively. Sales in Land & Resources accounted for 0.08% and 11.38% of total sales over each of periods indicated above. Our success ratio when bidding on new contracts was approximately 90% during the three- month period ended March 31, 2009, which is the same as that during the same period of 2008.

Cost of Goods Sold. Our cost of goods sold increased approximately $0.93 million, or 41.04%, to approximately $3.19 million for the three months ended March 31, 2009, from approximately $2.26 million during the same period in 2008. This increase was mainly due to the increase in our hardware raw materials, which was generally in line with the increase in our sales. As a percentage of revenues, the cost of goods sold slightly increased to 48.99% during the three moths ended March 31, 2009 from 48.75% in the same period in 2008.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Salary	$238,144	$290,319
Hardware	2,190,787	1,473,435
Software licenses	137,596	417,415
Outsourcing	238,141	29,145
Others	386,229	52,110
Total	$3,190,897	$2,262,425

Gross Profit. Our gross profit increased by approximately $0.94 million, or 39.67%, to approximately $3.32 million for the three months ended March 31, 2009 from approximately $2.38 million during the same period in 2008. Gross profit as a percentage of revenues was 51.01% for the three months ended March 31, 2009, a decrease of 0.24% from 51.25% during the same period in 2008. Such percentage decrease was mainly due to the increase in sales of slightly lower margin hardware component as a percentage of total sales during the first three months of 2009.

Selling and Marketing Expenses. A majority of our services and products are sold into the domestic China market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a no bid basis. This type of procurement process normally accounts for more than 70% of our total sales. We are often invited to bid on contracts through our professional relationships and are awarded repeat business. Historically, we did not invest heavily in establishing a substantial marketing program. We promoted our products by developing relationships through Peking University, professional relationships with various agencies and municipalities within the Chinese government and in participation in industry trade exhibitions. Our marketing expenses therefore were relatively low in comparison to those of our competitors who do not have a record of performance and brand recognition or well-established government contacts. Starting from the first quarter of 2009, we also have enhanced our marketing efforts by organizing various industry trade exhibitions and conferences in efforts to further promote our corporate image and brand recognition within the transportation information industry in China.

Selling and marketing expenses, including sales representative commissions, promotion fees and marketing expenses increased approximately $0.19 million, or 112.74%, to approximately $0.36 million for the three months ended March 31, 2009 from approximately $ 0.17 million during the same period in 2008. As a percentage of revenues, selling expenses increased to 5.54% for the three months ended March 31, 2009 from 3.65% for the same period in 2008. Such dollar and percentage increase of selling and marketing expenses was mainly attributable to our expanded operations and sales volume as well as the enhanced marketing activities for the three months ended March 31, 2008.

General and Administrative Expenses. Our administrative expenses were approximately $1.51 million (23.11% of total sales) and approximately $0.48 million (10.32% of total sales) for the three months ended March 31, 2009 and 2008, respectively. The dollar and percentage increase was mainly due to the increased staffing and enhanced research and development efforts in our real time transportation information platform and applications development as well as more professional expenses associated with being a public company.

Income Taxes. China TransInfo Technology Corp. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China TransInfo Technology Corp. had no United States taxable income during the three months ended March 31, 2009.

Our wholly owned subsidiary Cabowise was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment Corporation (Delaware) was incorporated in Delaware. No provision for state income taxes in Delaware has been made as Intra-Asia Entertainment Corporation (Delaware) had no Delaware taxable income during the three months ended March 31, 2009. Our wholly owned subsidiary Intra-Asia Entertainment (China) Limited (Hong Kong) was incorporated in Hong Kong and, under the current laws of Hong Kong, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment (Asia-Pacific) Limited (Samoa) was incorporated in Samoa and, under the current laws of Samoa, is not subject to income taxes.

Our Chinese affiliates enjoy certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and its implementing rules. Accordingly, our Chinese affiliates have been entitled to tax concessions whereby the profit for their first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities. However, on March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0% .

Our VIE Entities, PKU, Zhangcheng Culture and Media Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd. are subject to EIT at a rate of 25% of the assessable profits. As approved by the local tax authority in the PRC, Beijing Tian Hao Ding Xin Science and Technology Co., Ltd. and Beijing Zhangcheng Science & Technology Co., Ltd. are entitled to a two-year exemption from EIT, commencing from the first cumulative profit-making year. Shanghai Yootu Information Technology Co., Ltd. is subject to a special EIT at 2.5% of its taxable revenue in 2009. For the three months ended March 31, 2008, we recognized an income tax benefits of $0.07 million while for the same period in 2009, we recognized an income tax benefits of approximately $0.01 million. All those tax benefits mainly resulted from the increases in deferred tax assets.

Net Income. Net income decreased by approximately $0.27 million, or 15.64% to approximately $1.45 million for the three months ended March 31, 2009 from approximately $1.72 million for the same period of 2008, as a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2009, we had cash and cash equivalents (excluding restricted cash) of approximately $10.62 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$(3,845,987)	$917,839
Net cash provided by (used in) investing activities	(1,388,387)	(2,517,627)
Net cash provided by (used in) financing activities	(247,694)	-
Net cash flow	(5,501,454)	(1,399,416)

Operating Activities

Net cash used in operating activities was approximately $3.85 million for the three-month period ended March 31, 2009, while for the same period of 2008, we had approximately $0.92 million net cash provided by operating activities. The increase in the cash used in operating activities was mainly attributable to the increases in restricted cash and cost and estimated earnings in excess of billings on uncompleted contracts as well as the decrease in accounts payable for the three months ended March 31, 2009 compared to the same period of 2008.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the three-month period ended March 31, 2009 was approximately $1.39 million, which is a decrease of approximately $1.13 million from net cash used in investing activities of approximately $2.52 million for the same period of 2008. This change was mainly due to the fact that we acquired less equipment for our taxi media business during the first quarter of 2009 as compared to the same period of 2008.

Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2009 was approximately $0.25 million, while for the same period of 2008 we did not have net cash used in financing activities. Such change was mainly attributable to the repayment of borrowings to related parties during the three-month period ended March 31, 2009.

On June 17, 2008, we entered into a short-term loan agreement with Beijing Bank, Youyi Branch (the “Bank”), pursuant to which the Bank has agreed to loan to us RMB 20,000,000 (approximately $2.93 million) for working capital purposes. The loan has an initial annual interest rate of 8.964%, which is floating based on interest rates determined by the People’s Bank of China from time to time. The interests must be paid on a quarterly basis commencing September 20, 2008. The loan expires on June 17, 2009 but may be renewed upon the written consent by the Bank. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. There are no financial covenants or ratios under this short-term loan agreement.  As of the date of this report, the principal amount of approximately $2.93 million is outstanding.

On July 17, 2008, we completed a private placement pursuant to which we issued and sold 2,586,207 shares of our common stock to SAIF. As a result of this private placement we raised $15 million in gross proceeds, which left us with approximately $13.17 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.83 million.

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

Obligations Under Material Contract

We have entered into a lease agreement with a Chinese individual, Zhao Li, pursuant to which we have leased our current office space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under this lease, we have the right to use 517 square meters of office space in the E-Wing Center. We pay a total monthly rent of RMB 50,000 under this lease agreement (approximately $7,325). This lease expires on December 31, 2010. On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,427,936). We have paid $1,216,543 to Mr. Zhao as of March 31, 2009.

We also have two other lease agreements for our lease of spaces at the 15th and the 16th floor of E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under these two leases, we have the rights to use 378 square meters of office space at the 15th floor and 609 square meters of office space at the 16th floor in the E-Wing Center, respectively. We pay monthly rent of RMB 51,011 (approximately $7,473) and RMB 76,783 (approximately $11,249) under these two lease agreements, respectively. The leases expire on August 31, 2010 and March 30, 2011, respectively.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on our operations in the future.

Seasonality

We typically have lower sales during the first half than the second half of a year. Such seasonality is mainly attributable to the governmental seasonal budgeting activities and behaviors.

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly owned subsidiaries Oriental Intra-Asia Entertainment (China) Limited (“Oriental”), and its variable interest entities (the “VIE Entities”), including China TransInfo Technology Group Co., Ltd., (the “Group Company”), Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”), Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”), Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), China TranWiseway Technology Co., Ltd. (“China TranWiseway”), Dalian Dajian Zhitong Infomration Service Ltd. (“Dajian Zhitong”), Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental and PKU, entered into a series of equity transfer agreements with the Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of the restructuring is to allow the Company to engage in three new business segments, including online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations. Through the contractual arrangements, the Company maintains substantial control over the VIE Entities' daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"). As of March 31, 2009, the Company was in the process of registering the equity transfers involved in the restructuring with the governing authorities in China.

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

Accounts Receivable—Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts amounted to $32,395 and $32,439 at March 31, 2009 and December 31, 2008, respectively.

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

Impairment of Long-Lived Assets—The Company adopts SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

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

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the three months ended March 31, 2009, the Company charged $0 to the bad debt expenses.

Statement of Cash Flows—In accordance with SFAS No. 95, “Statement of Cash Flows”, cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment—The Renminbi (“RMB”), the national currency of the PRC, is the primary currency of the economic environment in which the operations of China IRAE are conducted. The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes.

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

As of March 31, 2009 and December 31, 2008, the exchange rates between RMB(¥) and the USD was RMB¥1 = USD$0.14650 and RMB¥1 = USD$0.1467, respectively. The weighted-average rate of exchange between RMB and USD was RMB¥1 = USD$0.14651 and RMB¥1 = USD$0.14415, respectively. Total translation adjustment recognized as of March 31, 2009 and December 31, 2008 is $2,333,943 and $2,499,893, respectively.

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

The carrying amounts of the Company’s long-term debt approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. This Statement was adopted by us effective January 1, 2009, and the adoption of this Statement did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Stateme0147nts - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS No. 160 effective January 1, 2009.

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. The FSP was adopted by us effective January 1, 2009, and the adoption of the FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. For the Company, this FSP is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this FSP is effective April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. For the Company, these additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Zhihai Mao, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Zhihai Mao concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended March 31, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

DATED: May 12, 2009

CHINA TRANSINFO TECHNOLOGY CORP.

By: /s/ Shudong Xia
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