Form 10-Q
period 2009-06-30
China TransInfo Technology Corp.
filed 2009-08-13
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Yes ☐               No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐               No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,344,179

i

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
FINANCIAL STATEMENTS
June 30, 2009

TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet	2- 3
June 30, 2009 and December 31, 2008

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income	4
Six Months Ended June 30, 2009 and 2008

Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June, 2009 and 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows	6- 7
Six Months Ended June, 2009 and 2008

Notes to Unaudited Condensed Consolidated Financial Statements	8-25

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,208,044	$16,122,464
Restricted cash	1,578,963	1,209,542
Accounts receivable, net	9,176,550	7,735,742
Inventory	62,623	23,775
Cost and estimated earnings in excess of billings on uncompleted contracts	16,832,067	11,912,285
Prepayments	2,865,315	3,647,731
Other receivable	3,452,326	2,940,404
Deferred tax assets	202,307	211,708
Other current assets	184,446	-
Total current assets	43,562,641	43,803,651

Long-term investment	753,742	278,730

Property and equipment, net	10,607,029	9,874,005

Intangible assets, net	2,869,709	1,490,807

Goodwill	3,090,797	3,095,017

Other non-current assets	181,024	147,607

Total assets	$61,064,942	$58,689,817

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,657,415	$5,518,402
Notes payable	2,930,000	2,934,000
Due to related parties	78,827	528,485
Billings in excess of costs and estimated earnings on uncompleted contracts	480,940	846,971
Deferred revenue	98,557	214,256
Other payable and accrued liabilities	777,070	1,030,766
Total current liabilities	9,022,809	11,072,880

Commitments and contingencies

Stockholders' equity :
China TransInfo Technology Corp.
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized , 22,260,919 and 22,187,314 issued and outstanding, respectively	22,261	22,187
Additional paid-in capital	24,874,792	24,654,890
Retained earnings	23,222,553	18,974,224
Accumulated other comprehensive gain - translation adjustments	2,394,428	2,499,893
Total China TransInfo Technology Corp. shareholders' equity	50,514,034	46,151,194
Noncontrolling interest	1,528,099	1,465,743

Total stockholders' equity	52,042,133	47,616,937

Total liabilities and stockholders' equity	$61,064,942	$58,689,817

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$9,577,921	$5,131,050	$16,091,316	$9,772,299
Cost of revenues	4,895,845	2,016,663	8,086,742	4,279,088
Gross profit	4,682,076	3,114,387	8,004,574	5,493,211
Operating Expenses	1,834,616	829,880	3,700,335	1,478,280
Income from operations	2,847,460	2,284,507	4,304,239	4,014,931
Other income (expense):
Interest income	18,744	11,956	32,483	27,184
Interest expense	(44,268)	(9,917)	(89,989)	(9,917)
Subsidy income	89,982	-	119,284	-
Other expenses - net	7,063	(4,239)	6,868	(4,239)
Total other income (expense)	71,521	(2,200)	68,646	13,028
Net income before income taxes	2,918,981	2,282,307	4,372,885	4,027,959
Income tax expenses:
Current	11,670	-	14,966	-
Deferred	12,533	5,714	9,116	(59,893)
Total income tax expense (benefit)	24,203	5,714	24,082	(59,893)
Net income including noncontrolling interest	2,894,778	2,276,593	4,348,803	4,087,852
Less: Net income attributable to noncontrolling interests	95,135	120,829	100,474	214,791
Net income attributable to CTFO	$2,799,643	$2,155,764	$4,248,329	$3,873,061
Weighted average CTFO shares of outstanding -
basic	22,215,551	19,601,107	22,201,432	19,601,107
diluted	22,394,557	19,814,371	22,376,216	19,844,610
Earnings per share attributable to CTFO common shareholders -
basic	$0.13	$0.11	$0.19	$0.20
diluted	$0.13	$0.11	$0.19	$0.20
Comprehensive income
Net income including noncontrolling interest	$2,894,778	$2,276,593	$4,348,803	$4,087,852
Translation adjustments	60,485	492,392	(105,465)	1,328,404
Comprehensive income	$2,955,263	$2,768,985	$4,243,338	$5,416,256
Comprehensive income attributable to noncontrolling interest	$95,135	$120,829	$100,474	$214,791
Comprehensive income attributable to CTFO	$2,860,128	$2,648,156	$4,142,864	$5,201,465

The accompanying notes are an integral part of the financial statements. 4

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Gain	Noncontrolling Interest	Stockholders' Equity

Balance, January 1, 2008	19,601,107	$19,601	$10,905,114	$7,883,747	$887,184	$655,876	$20,351,522
Issuances of Common Stock	2,586,207	2,586	14,997,414				15,000,000
Paid Transaction Cost debit to APIC			(1,794,660)				(1,794,660)
Stock-based compensation			217,756				217,756
Effect of subsidiary equity transactions			329,266			(329,266)
Increase in noncontrolling interest of newly acquired subsidiaries						374,932	374,932
Translation adjustments					1,612,709		1,612,709
Net income for the year				11,090,477		764,201	11,854,678
Balance, January 1, 2009	22,187,314	22,187	24,654,890	18,974,224	2,499,893	1,465,743	47,616,937
Reduction of noncontrolling interest due to restructuring			126,078			(126,078)	-
Paid Transaction Cost debit to APIC			(32,500)				(32,500)
Issuance of common stock on cashless exercise of warrants	11,105	11	(11)				-
Issuance of restricted shares	62,500	63	(63)				-
Stock-based compensation			126,398				126,398
Minority shareholder's capital contribution pursuant to capital increase in subsidiaries						87,960	87,960
Translation adjustments					(105,465)		(105,465)
Net income for the period (Unaudited)				4,248,329		100,474	4,348,803
Balance, June 30, 2009	22,260,919	$22,261	$24,874,792	$23,222,553	$2,394,428	$1,528,099	$52,042,133

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income, including noncontrolling interest	$4,348,803	$4,087,852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	491,752	56,643
Stock-based compensation	126,398	97,171
(Increase) Decrease in assets:
Restricted cash	(371,248)	252,282
Deferred income tax	9,116	(59,893)
Accounts receivable	(1,452,048)	31,495
Prepayments	782,337	(767,926)
Other receivable	(63,283)	(286,710)
Cost and estimated earnings
in excess of billings on uncompleted contracts	(4,938,381)	(2,185,721)
Inventory	(38,898)	(508,398)
Other current assets	(184,534)	(47,141)
Decrease (Increase) in liabilities:
Accounts payable	(882,636)	2,185,056
Billings in excess of costs
and estimated earnings on uncompleted contracts	(365,051)	(907,649)
Other payable and accrued liabilities	(833,370)	80,148
Net cash provided by (used in) operating activities	(3,371,043)	2,027,209

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued:

	Six Months Ended June 30,
	2009	2008
Cash flows from investing activities:
Cash from acquisitions	$-	$264,415
Cash used for long-term investment	(475,620)	-
(Increase) Decrease in other non-current assets	(38,081)	-
Purchases of property and equipment	(1,204,584)	(3,588,438)
Purchases of intangible assets and goodwill	(1,414,756)	(1,175,740)
Net cash used in investing activities	(3,133,041)	(4,499,763)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	2,836,800
Net change in noncontrolling interests	-	(100,266)
Payable for acquiring subsidiary	-	392,897
Minority shareholders' capital contribution	87,960	-
Paid transaction cost debit to APIC	(32,500)	-
Payments to related parties	(449,153)	-
Net cash provided by financing activities	(393,693)	3,129,431

Effect of foreign currency exchange translation	(16,643)	323,628

Net increase in cash	(6,914,420)	980,505

Cash - beginning	16,122,464	6,842,238
Cash - ending	$9,208,044	$7,822,743

Supplemental disclosures:
Interest paid	$89,989	$2,825
Income taxes paid	$20,364	$-

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Through the following variable interest entities, the Company is involved in developing multiple applications in transportation, digital city, land and resource filling systems based on Geographic Information Systems (“GIS”) technologies which is used to service the public sector:

  PKU was established on October 30, 2000 with registered capital of RMB 20 million. PKU is in the business of providing GIS application services to the Chinese governments in the sectors of Transportation, Land and Resources, and Digital City. PKU offers GIS application services that cover GIS system planning, deployment, system construction, data testing, system audit and optimization, user’s manual and customer training, through self-developed GIS platform software products applicable for two-dimension and three-dimension system models. PKU was incorporated in Beijing, China on October 30, 2000.

  Beijing Tian Hao Ding Xin Science and Technology Co., Ltd. (“Beijing Tian Hao”) was established on December 31, 2005 with registered capital of RMB 5 million. Beijing Tianhao is engaged in the business of GIS application research and development.

  Beijing Zhangcheng Science & Technology Co., Ltd. (“Beijing Zhangcheng”) was established on October 12, 2007 with registered capital of RMB 10 million. Beijing Zhangcheng is engaged in the business of GIS application development for real time traffic information reporting.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

  Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”) was set up on June 8, 2008 with registered capital of RMB 5 million, Zhangcheng Media is mainly engaged in taxi media advertising business.

  Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”) was established on February 6, 2007 with registered capital of RMB 2 million. Shanghai Yootu is engaged in the business of real time traffic data application research and development.

  Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xinjiang Zhangcheng”) was established on January 25, 2008 with registered capital of RMB 10 million. Xinjiang Zhangcheng is mainly engaged in taxi media advertising business.

  China TranWiseway Technology Co., Ltd. (“China TranWiseway”) was established on June 28, 2004 with registered capital of RMB 0.5 million. China TranWiseway is engaged in the business of traffic surveying technology applications.

  Dalian Dajian was established on June 9, 2006 with registered capital of RMB 1 million. Dalian Dajian Zhitong Information Service Ltd. (“Dajian Zhitong”) is mainly engaged in taxi media advertising business.

Basis of Presentation— The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008. Operating results for the three-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise, its indirectly owned subsidiaries Oriental Intra-Asia, and the Company’s variable interest entities (the “VIE Entities”), including China TransInfo Technology Group Co., Ltd. (the “Group Company”), PKU, Beijing Tian Hao , Beijing Zhangcheng), Xingjiang Zhangcheng, Zhangcheng Media, China TranWiseway, Dajian Zhitong, and Shanghai Yootu. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental Intra-Asia and PKU, entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., or the Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of the restructuring was to allow the Company to engage in three new business segments, including online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under current applicable Chinese laws and regulations. Through the contractual arrangements, the Company maintains substantial control over the VIE Entities' daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R").

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
June 30, 2009

Cash Equivalents—The Company classifies all highly liquid investments purchased with a maturity of three months or less as cash equivalents.

Accounts Receivable—Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts amounted to $32,395 and $32,439 at June 30, 2009 and December 31, 2008, respectively.

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

For taxi media advertising revenue, the Company recognizes deferred revenue when cash is received, but the revenue has not yet been earned. Taxi media advertising revenue is billed to the customer and recognized when the advertisement is published.

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

Impairment of Long-Lived Assets—The Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the six months ended June 30, 2009, the Company charged $0 to bad debt expense.

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

As of June 30, 2009 and December 31, 2008, the exchange rates between RMB(¥) and the USD was RMB¥1 = USD$0.14650 and RMB¥1 = USD$0.1467, respectively. The weighted-average rate of exchange between RMB and USD was RMB¥1 = USD$0.14657 and RMB¥1 = USD$0.14415, respectively. Total translation adjustment recognized as of June 30, 2009 and December 31, 2008 is $2,394,428 and $2,499,893, respectively.

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

New Accounting Pronouncements

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification, (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on our consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

In December of 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP FAS 132(R)-1”) which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years beginning after December 15, 2009. FSP FAS 132(R)-1 is not expected to have a material effect on our disclosures.

Effective June 15, 2009, we adopted FASB Staff Position 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1, APB 28-1”) which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of the current market conditions on financial instruments. The adoption of FSP FAS 107-1, APB 28-1 did not have a significant impact on our disclosures.

Effective June 15, 2009, we adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Upon adoption, this standard did not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Stateme0147nts - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS No. 160 effective January 1, 2009, and the adoption of this Statement did not have a material impact on our consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. For the Company, this FSP is effective prospectively beginning April 1, 2009, and the adoption of this FSP did not have a material impact on our consolidated financial statements.

2.

RESTRICTED CASH

The Company’s restricted cash balances at June 30, 2009 and December 31, 2008 were as follows:

		Exchange
Entity	RMB	Rate	USD	Restriction
June 30, 2009
PKU	¥10,777,907	0.1465	$1,578,963	To facilitate Fund Verification
Total	¥10,777,907		$1,578,963

December 31, 2008:
PKU	¥1,245,000	0.1467	$182,642	To facilitate Banker's Acceptances
China TranWiseway	7,000,000	0.1467	1,026,900	To facilitate Capital Verification
Total	¥8,245,000		$1,209,542

3.

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

	June 30, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$18,804,109	$16,464,203
Estimated earnings on uncompleted contracts	22,483,530	20,749,561
	41,287,639	37,213,764
Less: billings to date	24,936,513	26,148,450
Total	$16,351,127	$11,065,314

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

	June 30, 2009	December 31, 2008

Costs and estimated earnings in excess of billings on uncompleted contracts	$16,832,067	$11,912,285
Billings in excess of costs and estimated earnings on uncompleted contracts	(480,940)	(846,971)

Total	$16,351,127	$11,065,314

4.

PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:
	June 30,2009	December 31,2008
Automobiles	$810,148	$454,659
Machinery and equipments	8,260,984	5,640,958
Furniture and fixtures	116,209	147,957
Prepayment for building	1,216,543	1,249,745
Work-in-progress	956,443	2,676,864
	11,360,327	10,170,183
Less: accumulated depreciation	(753,298)	(296,178)
Property and equipment, net	$10,607,029	$9,874,005

On June 2, 2007, the Company entered into an agreement to purchase an office building for approximately $1,336,000. As of June 30, 2009 and December 31 2008, the Company’s prepayments totaled $1,216,543 and $1,249,745, respectively.

The Company entered an agreement with Taxi Association of City of Urumqi for installation of a global positioning system ("GPS") control system. Pursuant to the agreement, the Company will install GPS Control Terminals on the 5,220 rental and taxi cars in the city of Urumqi in exchange for rights of interior or exterior advertisements on each taxi’s rear window, LED strip screens and interior spaces. According to the agreement, the Company began to operate the system on October 1, 2007 for a period of 15 years. Costs incurred for installed terminals that have been inspected and accepted were recorded as Machinery and Equipment and depreciated over a 7-year period. Costs incurred for uninstalled terminals and installed terminals that have not been inspected and accepted were recorded as work-in-progress.

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
June 30, 2009

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

Depreciation and amortization expenses during the six months ended June 30, 2009 and 2008 totaled $491,752 (of which $34,010 was related to intangible assets), and $56,643, respectively.

5.

INTANGIBLE ASSETS

The Company’s intangible assets as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
Existing technology	$174,335	$174,573
ETC and GPS technology	2,752,194	1,339,061
Less: accumulated amortization	(56,820)	(22,827)
Total	$2,869,709	$1,490,807

(1) Existing Technology

China TranWiseway, one of the Company’s affiliates, internally developed the Traffic Volume Long-Distance Monitoring and Data Center Platform technology. The useful life of the technology is estimated at 10 years.

(2) ETC and GPS Technology

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

As of June 30, 2009, the Company capitalized research and development costs of $1,999,525 after establishing technical feasibilities for its real time traffic information application software and platform. Amortization of the real time traffic information technology will not start until the application is completely developed, which is expected to be during the third quarter of 2009.

6.

GOODWILL

The Company has recorded approximately $982,005, $189,489, and $1,919,303 in goodwill in connection with its acquisitions (see Note 8) of equity of China TranWiseway, Dajian Zhitong, and Shanghai Yootu, respectively.

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
June 30, 2009

7.	NOTE PAYABLE

On June 17, 2008, the Company entered a loan agreement with a commercial bank in the amount of RMB 20,000,000, or $2,930,000. The loan’s weighted average interest rate was 6.372% per annum. The loan was paid off when the agreement expired on June 17, 2009.

On June 22, 2009, the Company entered a loan agreement with a commercial bank in the amount of RMB 20,000,000, or $2,930,000. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time and it expires on June 22, 2010.

For the six months ended June 30, 2009, interest expenses totaled RMB 613,967 or $89,989.

8.	ACQUISITIONS OF SUBSIDIARIES

(1) China TranWiseway

In May 2008, PKU entered into equity transfer agreements with shareholders of China TranWiseway, pursuant to which, PKU acquired 70% ownership of China TranWiseway for a cash price of RMB 6,500,000 (approximately $952,250). China TranWiseway is a high-tech company specializing in transportation information system and application developments. On May 22, 2008, PKU entered into an agreement supplemental to the aforementioned equity transfer agreement. Pursuant to the supplemental agreement, PKU will make an additional capital contribution of RMB 7,000,000 (approximately $1,025,500) to China TranWiseway to increase the total registered capital to RMB 10,000,000 (approximately $1,465,000), and PKU’s ownership remains at 70%. The purchase price for the 70% ownership in China TranWiseway therefore was RMB 8,600,000, or $1,259,900. The RMB 7,000,000 was remitted to China TranWiseway by December 31, 2008.

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

(2) Dajian Zhitong

On September 16, 2008, Zhangcheng Media entered into an equity transfer agreement with shareholders of Dajian Zhitong. Pursuant to the agreement, Zhangcheng Media acquired 85% ownership of Dajian Zhitong from three shareholders for a cash price of RMB 1,980,000 (approximately $290,070). Included in the price was assumption of Dajian Zhitong's liabilities totaling RMB 1,639,518.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

On October 13, 2008, a supplemental agreement to the aforementioned agreement was entered between Zhangcheng Media and the three shareholders of Dajian Zhitong. Pursuant to the agreement, Zhangchang Media will not pay the RMB 1,980,000 to the three shareholders nor assume Dajian Zhitong’s liabilities. Instead, it will make a cash contribution of RMB 9,000,000 (approximately $1,318,500) directly to Dajian Zhitong. Other terms in the original equity transfer agreements were unaffected. Zhangcheng Media’s ownership in Dajian Zhitong remains at 85%. As a result of the supplemental agreement, the actual acquisition price of the 85% ownership of Dalian Zhitong was RMB 1,350,000=RMB 9,000,000 x (1-85%), (approximately $197,775). As of June 30, 2009, RMB 4,000,000 (approximately $586,000) has been remitted to Dajian Zhitong.

The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price was allocated as follows:

		Currency
	In RMB	Exchange Rate	In USD
Net tangible assets	¥56,559	0.1465	$8,286
Goodwill	1,293,441	0.1465	189,489
Total consideration paid	¥1,350,000		$197,775

(3) Shanghai Yootu

On October 1, 2008, PKU entered into an equity transfer agreement with shareholders of Shanghai Yootu. Pursuant to the agreement, PKU acquired 100% ownership of Shanghai Yootu from six individual shareholders. Under the terms of the equity transfer agreement, PKU agreed to make the payments in three installments to the shareholders. The initial cash payment of RMB 8.8 million (approximately $1,300,000) was made in 2008. The second payment, consisting of 50% in cash and 50% in the Company’s common stock aggregately equal to twice Shanghai Yootu’s 2009 net income, will be made by the later of (1) January 1, 2010 or (2) the completion of the audit of financial statements of Shanghai Yootu for the year ended December 31, 2009. The final payment, consisting of 50% in cash and 50% in the Company’s common stock aggregately equal to three times Shanghai Yootu’s 2010 net income, will be made by the later of (1) January 1, 2011 or (2) the completion of the audit of financial statements of Shanghai Yootu for the year ended December 31, 2010. (also see Note 18)

The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price was allocated as follows:

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
June 30, 2009

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

A summary of stock warrants for the six months ended June 30, 2009 is as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)
Outstanding at January 1, 2009	327,778	$2.29	70
Granted	-	-	-
Exercised or converted	26,946	1.80	-
Forfeited or expired	-	-	-
Outstanding at June 30, 2009	300,832	$2.33	52
Exercisable at June 30, 2009	300,832	$2.33	52

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

On September 28, 2008, the Company entered into a separate Stock Option Agreement with Mr. Ho-Ping Lin. Under the terms of the Stock Option Agreement, the Company agreed to grant a stock option to Mr. Lin for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share. The option has a term of five years and expires on September 28, 2013. The option vests in equal installments on a quarterly basis over a three-year period.

On April 29, 2009, the Board of Directors of the Company adopted the 2009 Equity Incentive Plan, which was subsequently approved by shareholders at the Company’s 2009 Annual Shareholder Meeting on May 29, 2009. On June 1, 2009, the Board of Directors granted an employee 30,000 stock options with an exercise price of $5.09, which was the closing price per share of the Company’s common stock as reported on the NASDAQ Stock Market on such date. The options have a term of five years and expire on June 1, 2014. The options vest in equal installments on a semi-annual basis over a three-year period. On the same date, the Board voted to adjust the exercise prices of the stock options which were granted on May 1, 2008 and September 28, 2008 to $5.09 per share and replaced the stock options granted on January 7, 2008 with 150,000 shares of restricted stocks. The incremental compensation cost of the re-priced options and replaced restricted stocks was $26,801, with totaling $8,189 recognized as compensation cost during the six months ended June 30, 2009, and $18,612 to be recognized as expense over the remaining vesting periods.

The Company recorded compensation expense of $126,398 during the six months ended June 30,2009 in connection with the grant of stock options and restricted shares.

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
June 30, 2009

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

	For the six months ended	For the year ended
	June 30, 2008	December 31, 2008
Risk free interest rate	1.65%	2.37-3%
Expected life (year)	3.5	3.5
Expected volatility	82%	30-53%
Weighted average fair	$2.91	$0.56-2.76
value per option

No options were exercised during the six months ended June 30, 2009.

As of June 30, 2009, total unrecognized compensation costs related to unvested stock options and restricted shares was $407,248. Unvested stock options and restricted shares are expected to be recognized over a weighted average period of 2.30 years.

A summary of options transactions during the six months ended June 30, 2009 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2009	290,000	$6.6
Granted	30,000	$5.09
Exercised	-	$-
Cancelled	(200,000)	$6.7
Outstanding at June 30, 2009	120,000	$5.09

Nonvested as of June 30, 2009	92,500	$5.09
Option exercisable as of June 30, 2009:	27,500	$5.09

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
June 30, 2009

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

During the first quarter of 2009, the Company restructured investments in its Chinese subsidiaries, resulting in a discrepancy of $126,078 in noncontrolling interest. The discrepancy is charged to Additional Paid-in Capital.

In April 2009, warrants to purchase 26,946 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 11,105 shares of common stock.

11.

INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits. The Company had no unrecognized tax benefits as of June 30, 2009 and 2008. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the six months ended June 30, 2009.

The Company, through its subsidiaries, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of approximately $16 million as of June 30, 2009 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of approximately $5 million due to uncertainty of its realization.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

For the six months ended June 30, 2009 and 2008, income tax expenses were as follows:

	Six Months Ended June 30,
	2009		2008
Domestic		Foreign	Domestic		Foreign
Federal	State	China	Federal	State	China
Current		$14,966			$-
Deferred		9,116			(59,893)
		$24,082			(59,893)

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

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2009 and December 31, 2008 were as follows:

		Deferred Tax Assets

	Net operating loss	Valuation	Net deferred tax
	carryforwards	allowance	assets
June 30, 2009:
Foreign:
In RMB	¥1,380,933	¥-	¥1,380,933
Exchange rate	0.1465	0.1465
In USD	$202,307	$-	$202,307
Domestic :
In USD	$5,000,000	$(5,000,000)	$-
December 31, 2008:
Foreign:
In RMB	¥1,443,132	¥-	¥1,443,132
Exchange rate	0.1467	0.1467
In USD	$211,708		$211,708
Domestic :
In USD	$4,860,000	$(4,860,000)	$-

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to CTFO	$2,799,643	$2,155,764	$4,248,329	$3,873,061
Basic earnings per share:

Basic weighted average share outstanding	22,215,551	19,601,107	22,201,432	19,601,107
Basic earnings per common share	$0.13	$0.11	$0.19	$0.20
Diluted earnings per share:

Basic weighted average share outstanding	22,215,551	19,601,107	22,201,432	19,601,107
Effect of dilutive stock options and warrants	179,006	213,264	174,784	243,503
Diluted weighted average shares outstanding	22,394,557	19,814,371	22,376,216	19,844,610

Diluted earnings per common share	$0.13	$0.11	$0.19	$0.20

13.	COMPENSATED ABSENCES

There was no vacation leave liability for the six months ended June 30, 2009.

14.	RELATED-PARTY TRANSACTIONS

Due To Related Parties

As of June 30, 2009, Dajian Zhitong borrowed from two of its individual shareholders in the aggregated amount of RMB 538,065, or $78,827 for general working capital needs. The borrowings do not bear interest and are payable on demand.

15.	CONCENTRATION

	a.	Cash

The Company maintains cash in US dollars in two commercial banks located in California. Up to $250,000 of the balance in each bank was insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of June 30, 2009 and December 31, 2008, uninsured balances totaled $959,774 and $1,422,809, respectively.

	b.	Major Customers

The Company had two and three major customers that accounted for the following accounts receivable and sales during the six months ended June 30, 2009 and 2008, respectively:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

	Revenue	Accounts Receivable
	Six Months Ended June 30,	At June 30,
2009:
Customer A	2,566,271	145,328
Customer B	1,674,416	-

2008:
Customer C	1,472,523	269,623
Customer D	1,048,596	-
Customer E	1,044,226	-

16.

OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at June 30, 2009 was as follows:

	Foreign Currency	Accumulated Other
	Translation Adjustment	Comprehensive Income
Balance at January 1, 2008	$887,184	$887,184
Change for the year ended December 31, 2008	1,612,709	1,612,709
Balance at January 1, 2009	2,499,893	2,499,893
Change for the six months ended June 30, 2009	(105,465)	(105,465)
Balance at June 30, 2009	$2,394,428	$2,394,428

17.	SEGMENT INFORMATION

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

18.	COMMITMENTS AND CONTINGENCIES

(1) Operating Lease

The Company and its subsidiaries rent offices under several operating leases. Rent expenses for these offices totaled $338,833 and $40,000 for the six months ended June 30, 2009 and 2008, respectively. The aggregate future minimum payments under these lease agreements over one year are as follows:

Year ending June 30,	Lease Commitments

2010	$464,552
2011	242,574
2012	37,096
Total	$744,222

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(2) Acquisition of Shanghai Yootu

On October 1, 2008, PKU entered into an equity transfer agreement with shareholders of Shanghai Yootu. Pursuant to the agreement, PKU acquired 100% ownership of Shanghai Yootu from six individual shareholders. Under the terms of the equity transfer agreement, PKU agreed to make the payments in three installments to the shareholders. The initial cash payment of RMB 8.8 million (approximately $1,300,000) was made in 2008. The second payment, consisting of 50% in cash and 50% in the Company’s common stock aggregately equal to twice Shanghai Yootu’s 2009 net income, will be made by the later of (1) January 1, 2010 or (2) the completion of the audit of financial statements of Shanghai Yootu for the year ended December 31, 2009. The final payment, consisting of 50% in cash and 50% in the Company’s common stock equal to three times Shanghai Yootu’s 2010 net income, will be made by the later of (1) January 1, 2011 or (2) the completion of the audit of financial statements of Shanghai Yootu for the year ended December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Overview of Our Business

We are a leading provider of public transportation information systems technology and comprehensive solutions in China. Our goal is to become the largest transportation information product and comprehensive solutions provider, as well as the largest integrated transportation information platform and commuter traffic media platform builder and operator in China. Substantially all of our operations are conducted through our variable interest entities that are PRC domestic companies owned principally or completely by our PRC affiliates. Through our variable interest entities, we are involved in developing multiple applications in transportation, digital city, land and resource filling systems based on Geographic Information Systems, or GIS, technologies which is used to service the public sector.

Our focus is on providing transportation solutions. Our products and services include:

  Transportation Planning Information System,

  Pavement Maintenance System,

  Electronic toll collection, or ETC,

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

  Intelligent Highway Vehicle Monitoring System,

  Intelligent Public Transport System,

  Palmcity Navigation Engine,

  Comprehensive Location Based Service Platform,

  Digital City, and

  2-D and 3-D GIS.

We also offer full range solutions for transportation oriented GIS, or GIS-T, covering transportation planning, design, construction, maintenance and operation .

Effective July 17, 2009, our common stock started trading on the Nasdaq Global Market.

Our Current Organizational Structure

The chart below illustrates our current corporate structure:

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second quarter of 2009, which resulted in continued growth in our revenues. Despite the overall economic slowdown in the global economy, the transportation information industry in China is in the process of rapid and continuous development with the continuous increase of Chinese government’s and public demand for advanced transportation information products and services to support more effective and efficient transportation networks in China. This trend is supported by the growing amount of governmental spending in the transportation sector. We believe this trend will continue to result in the growth in sales of our transportation products and services.

The following are some financial highlights for the second quarter of 2009:

  Revenues: Our revenues were approximately $9.58 million for the second quarter of 2009, an increase of 86.67% from the same quarter of last year.

  Gross Margin: Gross margin was 48.88% for the second quarter of 2009, as compared to 60.70% for the same period in 2008.

  Operating Profit: Operating profit was approximately $2.85 million for the second quarter of 2009, an increase of 24.64% from $2.28 million of the same period last year.

  Net Income: Net income was approximately $2.80 million for the second quarter of 2009, an increase of 29.87% from the same period of last year.

  Fully diluted earnings per share were $0.13 for the second quarter of 2009.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30,		Three Months Ended June 30,
	2009		2008
Revenues	$9,577,921	100.00%	$5,131,050	100.00%
Cost of revenues	4,895,845	51.12%	2,016,663	39.30%
Gross profit	4,682,076	48.88%	3,114,387	60.70%
Expenses:
Selling, general, and administrative expenses	1,834,616	19.15%	829,880	16.17%
Income from operations	2,847,460	29.73%	2,284,507	44.52%
Other income (expense):
Interest income	18,744	0.20%	11,956	0.23%
Interest expense	(44,268)	-0.46%	(9,917)	-0.19%
Subsidy income	89,982	0.94%	-	0.00%
Other income (expense) - net	7,063	0.07%	(4,239)	-0.08%
Total other income (expense)	71,521	0.75%	(2,200)	-0.04%
Net income before income taxes and minority interest	2,918,981	30.48%	2,282,307	44.48%
Provision for income taxes	(24,203)	-0.25%	(5,714)	-0.11%
Minority interest	(95,135)	-0.99%	(120,829)	-2.35%

Net income	$2,799,643	29.23%	$2,155,764	42.01%

Revenues. Revenues increased approximately $4.45 million, or 86.67%, to approximately $9.58 million for the three months ended June 30, 2009, from approximately $5.13 million for the same period in 2008. This increase was mainly attributable to the increased sales of our products and the applications of our products in the Transportation sector during the second quarter of 2009 compared to the same period in 2008. We believe that such sales increased as a result of the growing recognition of our brand name and technology as well as the rapidly developing market opportunities in the transportation information sector in China.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months	Percentage	Three Months	Percentage
	Ended June	of Total	Ended June	of Total
	30, 2009	Revenues	30, 2008	Revenues

Transportation	6,539,204	68.42%	2,511,236	48.94%
Digital City	2,902,102	30.36%	1,698,523	33.10%
Land & Resources	102,525	1.07%	917,646	17.88%
Other	34,090	0.36%	3,645	0.07%
Total	$9,577,921	100.00%	$5,131,050	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 98.78% and 82.04% of our sales for the three months ended June 30, 2009 and 2008, respectively. Sales in Land & Resources accounted for 1.07% and 17.88% of total sales over each of periods indicated above. Our success ratio when bidding on new contracts was approximately 90% during the three month period ended June 30, 2009, which is similar to the ratio achieved during the same period of 2008.

Cost of Goods Sold. Our cost of goods sold increased approximately $2.88 million, or 142.77%, to approximately $4.90 million for the three months ended June 30, 2009, from approximately $2.02 million during the same period in 2008. This increase was mainly due to the increase in hardware components and hardware equipment depreciation, which was generally in line with the increase in our sales. As a percentage of revenues, the cost of goods sold increased to 51.12% during the three moths ended June 30, 2009 from 39.30% in the same period in 2008.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Salary	$267,449	$303,488
Hardware	3,640,763	1,497,331
Software licenses	530,796	65,590
Outsourcing	92,247	81,842
Other	364,590	68,412
Total	$4,895,845	$2,016,663

Gross Profit. Our gross profit increased by approximately $1.57 million, or 50.34%, to approximately $4.68 million for the three months ended June 30, 2009 from approximately $3.11 million during the same period in 2008. Gross profit as a percentage of revenues was 48.88% for the three months ended June 30, 2009, a decrease of 11.82% from 60.70% during the same period in 2008. Such percentage decrease was mainly due to the increase in sales of lower margin hardware component as a percentage of total sales during the three months ended June 30, 2009.

Selling and Marketing Expenses. Majority of our services and products are sold into the domestic Chinese market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a non-bid basis. This type of procurement process normally accounts for more than 70% of our total sales. We are often invited to bid on contracts through our professional relationships and are awarded repeat business. Historically, we did not invest heavily in establishing a substantial marketing program. We promoted our products by developing relationships through Peking University, professional relationships with various agencies and municipalities within the Chinese government and in participation in industry trade exhibitions. Our marketing expenses therefore were relatively low in comparison to those of our competitors who do not have a record of performance and brand recognition or well-established government contacts. Starting from the first quarter of 2009, we also have enhanced our marketing efforts by organizing various industry trade exhibitions and conferences in efforts to further promote our corporate image and brand recognition within the transportation information industry in China.

Selling and marketing expenses, including sales representative commissions, promotion fees and marketing expenses increased approximately $0.05 million, or 18.26%, to approximately $0.31 million for the three months ended June 30, 2009 from approximately $0.26 million during the same period in 2008. As a percentage of revenues, selling expenses decreased to 3.22% for the three months ended June 30, 2009 from 5.08% for the same period in 2008. Such dollar increase of selling and marketing expenses was mainly attributable to our expanded operations and sales volume as well as the enhanced marketing activities for the three months ended June 30, 2009.

General and Administrative Expenses. Our administrative expenses were approximately $1.53 million (15.94% of total sales) and approximately $0.57 million (11.09% of total sales) for the three months ended June 30, 2009 and 2008, respectively. The dollar and percentage increase was mainly due to the increased staffing and enhanced research and development efforts in our real time transportation information platform and applications development as well as more professional expenses associated with being a public company.

Income Taxes. China TransInfo Technology Corp. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China TransInfo Technology Corp. had no United States taxable income during the three months ended June 30, 2009.

Our wholly owned subsidiary Cabowise was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment Corporation (Delaware) was incorporated in Delaware. No provision for state income taxes in Delaware has been made as Intra-Asia Entertainment Corporation (Delaware) had no Delaware taxable income during the three months ended June 30, 2009. Our wholly owned subsidiary Intra-Asia Entertainment (China) Limited (Hong Kong) was incorporated in Hong Kong and, under the current laws of Hong Kong, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment (Asia-Pacific) Limited (Samoa) was incorporated in Samoa and, under the current laws of Samoa, is not subject to income taxes.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that the Company is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules, dividends paid to us from our VIE Entities would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.

Our VIE Entities, PKU, Zhangcheng Culture and Media Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd. are subject to EIT at a rate of 25% of the assessable profits. As approved by the local tax authority in the PRC, Beijing Tian Hao Ding Xin Science and Technology Co., Ltd. and Beijing Zhangcheng Science & Technology Co., Ltd. are entitled to a two-year exemption from EIT, commencing from the first cumulative profit-making year. Shanghai Yootu Information Technology Co., Ltd. is subject to a special EIT at 2.5% of its taxable revenue in 2009. For the three months ended June 30, 2008, we incurred income tax expenses of $0.01 million while for the same period in 2009, we incurred income tax expenses of approximately $0.02 million.

Net Income. Net income increased by approximately $0.64 million, or 29.87% to approximately $2.80 million for the three months ended June 30, 2009 from approximately $2.16 million for the same period of 2008, as a result of the factors described above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30,		Six Months Ended June 30,
	2009		2008

Revenues	$16,091,316	100.00%	$9,772,299	100.00%
Cost of revenues	8,086,742	50.26%	4,279,088	43.79%
Gross profit	8,004,574	49.74%	5,493,211	56.21%
Expenses:
Selling, general, and administrative expenses	3,700,335	23.00%	1,478,280	15.13%
Income from operations	4,304,239	26.75%	4,014,931	41.08%
Other income (expense):
Interest income	32,483	0.20%	27,184	0.28%
Interest expense	(89,989)	-0.56%	(9,917)	-0.10%
Subsidy income	119,284	0.74%	-	0.00%
Other income (expense) - net	6,868	0.04%	(4,239)	-0.04%
Total other income (expense)	68,646	0.43%	13,028	0.13%

Net income before income taxes and minority interest	4,372,885	27.18%	4,027,959	41.22%
Provision for income taxes	(24,082)	-0.15%	49,893	0.61%
Minority interest	(100,474)	-0.62%	(214,791)	-2.20%
Net income	$4,238,329	26.40%	$3,873,061	39.63%

Revenues. Revenues increased approximately $6.32 million, or 64.66%, to approximately $16.09 million for the six months ended June 30, 2009, from approximately $9.77 million for the same period in 2008. This increase was mainly attributable to the increased sales of our products and the applications of our products in the Transportation sector during the six months ended June 30, 2009 compared to the same period in 2008. We believe that such sales increased as a result of the growing recognition of our brand name and technology as well as the rapidly developing market opportunities in the transportation information sector in China.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Six Months	Percentage	Six Months	Percentage
	Ended June	of Total	Ended June	of Total
	30, 2009	Revenues	30, 2008	Revenues
Transportation	11,272,032	70.05%	4,673,492	47.82%
Digital City	4,632,957	28.79%	3,615,406	37.00%
Land & Resources	107,858	0.67%	1,445,690	14.79%
Other	78,469	0.49%	37,711	0.39%
Total	$16,091,316	100.00%	$9,772,299	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 98.84% and 84.82% of our sales for the six months ended June 30, 2009 and 2008, respectively. Sales in Land & Resources accounted for 0.49% and 14.79% of total sales over each of periods indicated above. Our success ratio when bidding on new contracts was approximately 90% during the six month period ended June 30, 2009, which is similar to the ratio achieved during the same period of 2008.

Cost of Goods Sold. Our cost of goods sold increased approximately $3.81 million, or 88.98%, to approximately $8.09 million for the six months ended June 30, 2009, from approximately $4.28 million during the same period in 2008. This increase was mainly due to the increase in hardware components and hardware equipment depreciation, which was generally in line with the increase in our sales. As a percentage of revenues, the cost of goods sold increased to 50.26% during the six moths ended June 30, 2009 from 43.79% in the same period in 2008.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Salary
Hardware	$505,594	$593,807
Software	5,831,549	2,970,766
Licenses	686,393	483,006
Outsourcing	330,387	110,987
Other	750,819	120,522
Total	$8,086,742	$4,279,088

Gross Profit. Our gross profit increased by approximately $2.51 million, or 45.72%, to approximately $8.00 million for the six months ended June 30, 2009 from approximately $5.49 million during the same period in 2008. Gross profit as a percentage of revenues was 49.74% for the six months ended June 30, 2009, a decrease of 6.47% from 56.21% during the same period in 2008. Such percentage decrease was mainly due to the increase in sales of lower margin hardware component as a percentage of total sales during the six months ended June 30, 2009.

Selling and Marketing Expenses. Selling and marketing expenses, including sales representative commissions, promotion fees and marketing expenses increased approximately $0.24 million, or 55.49%, to approximately $0.67 million for the six months ended June 30, 2009 from approximately $0.43 million during the same period in 2008. As a percentage of revenues, selling expenses decreased to 4.16% for the six months ended June 30, 2009 from 4.40% for the same period in 2008. Such dollar increase of selling and marketing expenses was mainly attributable to was mainly attributable to our expanded operations and sales volume as well as the enhanced marketing activities for the six months ended June 30, 2009.

General and Administrative Expenses. Our administrative expenses were approximately $3.03 million (18.84% of total sales) and approximately $1.05 million (10.72% of total sales) for the six months ended June 30, 2009 and 2008, respectively. The dollar and percentage increase was mainly due to the increased staffing and enhanced research and development efforts in our real time transportation information platform and applications development as well as more professional expenses associated with being a public company.

Income Taxes. For the six months ended June 30, 2008, we recognized an income tax benefit of $0.06 million while for the same period in 2009, we incurred an income tax expense of approximately $0.02 million. The tax expense during the six months period of 2009 mainly resulted from the decrease in deferred tax assets.

Net Income. Net income increased by approximately $0.38 million, or 9.69% to approximately $4.25 million for the six months ended June 30, 2009 from approximately $3.87 million for the same period of 2008, as a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2009, we had cash and cash equivalents (excluding restricted cash) of approximately $9.21 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$(3,371,043)	$2,027,209
Net cash (used in) investing activities	(3,133,041)	(4,499,763)
Net cash provided by (used in) financing activities	(393,693)	3,129,431
Net cash flow	(6,914,420)	980,505

Operating Activities

Net cash used in operating activities was approximately $3.37 million for the six month period ended June 30, 2009, while for the same period of 2008, we had approximately $2.03 million net cash provided by operating activities. The increase of the cash used in operating activities was mainly attributable to the increases in accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts as well as the decrease in accounts payable for the six months ended June 30, 2009 compared to the same period of 2008.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment.

Net cash used in investing activities for the six month period ended June 30, 2009 was approximately $3.13 million, which is a decrease of approximately $1.37 million from net cash used in investing activities of approximately $4.50 million for the same period of 2008. The decrease of the cash used in investing activities was mainly due to the fact that we acquired less equipment for our taxi media business during the first half of 2009 as compared to the same period of 2008.

Financing Activities

Net cash used in financing activities for the six month period ended June 30, 2009 was approximately $0.39 million, while for the same period of 2008 we had approximately $3.13 million net cash provided by financing activities. Such change was mainly attributable to the repayment of borrowings to related parties during the six month period ended June 30, 2009.

On June 17, 2008, we entered into a short-term loan agreement with Beijing Bank, Youyi Branch (the “Bank”), pursuant to which the Bank has agreed to loan to us RMB 20,000,000 (approximately $2.93 million) for working capital purposes. The loan had an initial annual interest rate of 8.964%, which was floating based on interest rates determined by the People’s Bank of China from time to time. The interest is payable on a quarterly basis commencing September 20, 2008. The loan expired on June 17, 2009 and was renewed on June 22, 2009 with an initial interest rate of 5.31% per annum, which is also floating based on interest rates determined by the People’s Bank of China from time to time. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and the Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. As of the date of this report, a principal amount of approximately $2.93 million is outstanding. There are no financial covenants or ratios under this short-term loan agreement.

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

Obligations Under Material Contract

We have entered into a lease agreement with a Chinese individual, Zhao Li, from whom we have leased our current office space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Pursuant to this lease, we have the right to use the office space of 517 square meters in the E-Wing Center. We pay a monthly rent of RMB 50,000 (approximately $7,325) for this facility. This lease expires on December 31, 2010. On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,427,936). We have paid $1,216,543 to Mr. Zhao as of June 30, 2009.

We also entered into two additional lease agreements to lease office spaces at the 15th and the 16th floor of E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under these two leases, we have the rights to use the office space of 378 square meters at the 15th floor and the office space of 609 square meters at the 16th floor in the E-Wing Center, respectively. We pay monthly rent of RMB 51,011 (approximately $7,473) and RMB 76,783 (approximately $11,249) under these two lease agreements, respectively. The leases expire on August 31, 2010 and March 30, 2011, respectively.

Inflation

Our results of operations have not been affected by inflation and management does not expect that inflation risk would cause material impact on our operations in the future.

Seasonality

Our results of operations are affected by seasonality and we typically see lower sales during the first half than the second half of a year. Such seasonality is mainly caused by governmental seasonal budgeting activities and behaviors.

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited, Cabowise International Ltd, its indirectly owned subsidiaries Oriental Intra-Asia Entertainment (China) Limited (“Oriental”), and the Company’s variable interest entities (the “VIE Entities”), including China TransInfo Technology Group Co., Ltd. (the “Group Company”), Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd.(“Beijing Tian Hao”), Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”), Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), China TranWiseway Technology Co., Ltd. (“China TranWiseway”), Dalian Dajian Zhitong Information Service Ltd. (“Dajian Zhitong”), and Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental and PKU, entered into a series of equity transfer agreements with the Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of the restructuring is to allow the Company to engage in three new business segments, including online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations. Through these contractual arrangements, the Company maintains substantial control over the VIE Entities' daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R").

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

Accounts Receivable—Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts amounted to $32,395 and $32,439 at June 30, 2009 and December 31, 2008, respectively.

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

For taxi media advertising revenue, the Company recognized deferred revenue when cash is received, but the revenue has not yet been earned. Taxi media advertising revenue is billed to the customer and recognized when the advertisement is published.

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

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the six months ended June 30, 2009, the Company charged $0 to the bad debt expenses.

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

As of June 30, 2009 and December 31, 2008, the exchange rates between RMB(¥) and the USD was RMB¥1 = USD$0.14650 and RMB¥1 = USD$0.1467, respectively. The weighted-average rate of exchange between RMB and USD was RMB¥1 = USD$0.14657 and RMB¥1 = USD$0.14415, respectively. Total translation adjustment recognized as of June 30, 2009 and December 31, 2008 is $2,394,428 and $2,499,893, respectively.

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

New Accounting Pronouncements

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification, (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on our consolidated financial statements.

In December of 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP FAS 132(R)-1”) which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years beginning after December 15, 2009. FSP FAS 132(R)-1 is not expected to have a material effect on our disclosures.

Effective June 15, 2009, we adopted FASB Staff Position 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1, APB 28-1”) which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of the current market conditions on financial instruments. The adoption of FSP FAS 107-1, APB 28-1 did not have a significant impact on our disclosures.

Effective June 15, 2009, we adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Upon adoption, this standard did not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Stateme0147nts - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS No. 160 on January 1, 2009, and the adoption of this Statement did not have a material impact on our consolidated financial statements.

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. The FSP was adopted by us on January 1, 2009, and the adoption of the FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. We adopted this FSP on April 1, 2009, and the adoption of this FSP did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Zhihai Mao, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Zhihai Mao concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended June 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Shareowners was held on Friday, May 29, 2009, in Beijing. China, at which the following matters were submitted to a vote of our shareholders: (a) Votes regarding the election of the persons named below as Directors for a term expiring in 2010 were as follows:

	FOR	AGAINST	ABSTENTIONS

Shudong Xia	19,738,011	0	0
Danxia Huang	19,738,011	0	0
Jay Trien	19,738,011	0	0
Zhongsu Chen	19,738,011	0	0
Dan Liu	19,738,011	0	0
Brandon Ho-Ping Lin	19,738,011	0	0
Dongyuan Yang	10,171,479	0	9,566,532

The seven nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting or until their respective successors are elected and qualified.

(b) Votes regarding ratification of the appointment of Simon & Edward, LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2009 were as follows:

			BROKER
FOR	AGAINST	ABSTENTIONS	NON-VOTES
19,459,854	277,207	0	0

The appointment of Simon & Edward, LLP was ratified.

(c) Votes regarding the approval of the Company’s 2009 Equity Incentive Plan were as follows:

			BROKER
FOR	AGAINST	ABSTENTIONS	NON-VOTES
17,496,223	9,317	100	2,232,371

The Company’s 2009 Equity Incentive Plan was approved.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

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

DATED: August 13, 2009

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