Form 10-Q
period 2009-09-30
China TransInfo Technology Corp.
filed 2009-11-13
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐               No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,452,745

i

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	2
Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008	4
Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2009	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6-7
Notes to Unaudited Condensed Consolidated Financial Statements	8-25

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,125,873	$16,122,464
Restricted cash	2,261,141	1,209,542
Accounts receivable, net	15,313,210	7,735,742
Inventory	301,140	23,775
Cost and estimated earnings in excess of billings on
uncompleted contracts	28,066,671	11,912,285
Prepayments	9,709,570	3,647,731
Other receivable	8,575,034	2,940,404
Deferred tax assets	218,417	211,708
Other current assets	903,644	-
Total current assets	86,474,700	43,803,651
Long-term investments	6,990,560	278,730
Property and equipment, net	9,786,144	9,874,005
Intangible assets, net	4,097,928	1,490,807
Goodwill	9,834,668	3,095,017
Other non-current assets	439,449	147,607
Total assets	$117,623,449	$58,689,817

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

Continued:

	September 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$20,959,687	$5,518,402
Notes payable	7,481,700	2,934,000
Due to related parties	73,946	528,485
Billings in excess of costs and estimated earnings on
uncompleted contracts	12,066,028	846,971
Deferred revenue	129,220	214,256
Other payable	4,653,184	149,282
Accrued liabilities	1,993,930	881,484
Total current liabilities	47,357,695	11,072,880
Long-term liability	668,219	-
Total Liabilities	48,025,914	11,072,880
Commitments and contingencies
Stockholders' equity:
China TransInfo Technology Corp.
Preferred stock, par value $0.001 per share, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized ,
22,402,989 and 22,187,314 issued and outstanding, respectively	22,403	22,187
Additional paid-in capital	24,930,192	24,654,890
Retained earnings	27,197,830	18,974,224
Accumulated other comprehensive gain - translation adjustments	2,111,304	2,499,893
Total China TransInfo Technology Corp. shareholders' equity	54,261,729	46,151,194
Noncontrolling interest	15,335,806	1,465,743
Total stockholders' equity	69,597,535	47,616,937
Total liabilities and stockholders' equity	$117,623,449	$58,689,817

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$19,165,553	$8,913,514	$35,256,869	$18,685,813
Cost of revenues	11,809,948	3,979,049	19,896,690	8,258,137
Gross profit	7,355,605	4,934,465	15,360,179	10,427,676
Operating Expenses	3,097,483	1,607,712	6,797,818	3,085,992
Income from operations	4,258,122	3,326,753	8,562,361	7,341,684
Other income (expense):
Interest income	18,909	23,575	51,392	50,759
Interest expense	(42,038)	(66,066)	(132,027)	(75,983)
Subsidy income	188,829	305,804	308,113	305,804
Other incomes - net	52,433	4,239	59,301	-
Total other income (expense)	218,133	267,552	286,779	280,580
Net income before income taxes	4,476,255	3,594,305	8,849,140	7,622,264
Income tax expenses:
Current	94,980	-	109,946	-
Deferred	(9,116)	109,864	-	49,971
Total income tax expense (benefit)	85,864	109,864	109,946	49,971
Net income including noncontrolling interest	4,390,391	3,484,441	8,739,194	7,572,293
Less: Net income attributable to noncontrolling interests	415,114	386,900	515,588	601,691
Net income attributable to CTFO	$3,975,277	$3,097,541	$8,223,606	$6,970,602
Weighted average CTFO shares of outstanding -
Basic	22,333,000	21,325,245	22,245,288	20,175,820
Diluted	22,579,496	21,522,431	22,485,924	20,393,171
Earnings per share attributable to CTFO common shareholders -
Basic	$0.18	$0.15	$0.37	$0.35
Diluted	$0.18	$0.14	$0.37	$0.34
Comprehensive income
Net income including noncontrolling interest	$4,390,391	$3,484,441	$8,739,194	$7,572,293
Translation adjustments	(283,124)	47,347	(388,589)	1,375,751
Comprehensive income	$4,107,267	$3,531,788	$8,350,605	$8,948,044
Comprehensive income attributable to noncontrolling interest	$415,114	$386,900	$515,588	$601,691
Comprehensive income attributable to CTFO	$3,692,153	$3,144,888	$7,835,017	$8,346,353

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional Paid-In Capital	Retained Earnings	Other Comprehensive Gain	Non - controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2008	19,601,107	$19,601	$10,905,114	$7,883,747	$887,184	$655,876	$20,351,522
Issuances of common Stock	2,586,207	2,586	14,997,414				15,000,000
Paid transaction cost debit to APIC			(1,794,660)				(1,794,660)
Stock-based compensation			217,756				217,756
Effect of subsidiary equity transactions			329,266			(329,266)
Increase in noncontrolling interest of newly acquired subsidiaries						374,932	374,932
Translation adjustments					1,612,709		1,612,709
Net income for the year				11,090,477		764,201	11,854,678
Balance, January 1, 2009	22,187,314	22,187	24,654,890	18,974,224	2,499,893	1,465,743	47,616,937
Reduction of noncontrolling interest due to restructuring			126,078			(126,078)	-
Paid transaction cost debit to APIC			(32,500)				(32,500)
Issuance of common stock on cashless exercise of warrants	140,675	141	(141)				-
Issuance of restricted shares	75,000	75	(75)				-
Stock-based compensation			181,940				181,940
Increase in noncontrolling interest of newly acquired subsidiaries including a subsidiary's subsidiaries						13,597,819	13,597,819
Minority shareholder's capital contribution pursuant to capital increase in subsidiaries						87,960	87,960
Cash dividends distributed by subsidiary of subsidiary						(205,226)	(205,226)
Translation adjustments					(388,589)		(388,589)
Net income for the period (unaudited)				8,223,606		515,588	8,739,194
Balance, September 30, 2009	22,402,989	$22,403	$24,930,192	$27,197,830	$2,111,304	$15,335,806	$69,597,535

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income, including noncontrolling interest	$8,739,194	$7,572,293
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization expenses	881,349	105,261
Stock-based compensation	181,940	156,769
Investment gain realized based on the equity method	(39,067)	-
Loss on disposal of fixed assets	500	-
(Increase) Decrease in assets:
Restricted cash	(35,247)	255,004
Deferred income tax	-	49,971
Accounts receivable	(1,965,896)	(1,982,894)
Prepayments	(169,599)	(1,785,122)
Other receivable	(2,058,231)	247,170
Cost and estimated earnings
in excess of billings on uncompleted contracts	(10,543,333)	(4,310,591)
Inventory	(255,245)	(558,135)
Other current assets	(173,000)	(211,063)
Decrease (Increase) in liabilities:
Accounts payable	3,788,025	2,629,577
Billings in excess of costs
and estimated earnings on uncompleted contracts	(978,605)	(1,066,454)
Deferred revenue	105,595	21,944
Other payable	6,941	43,733
Accrued liabilities	143,283	151,951
Net cash provided by (used in) operating activities	(2,371,396)	1,319,414

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued:

	Nine Months Ended September 30,
	2009	2008
Cash flows from investing activities:
Cash from acquisitions	$12,210,500	$288,690
(Increase) in loan to others	-	(229,392)
Cash used for long-term investment	(475,685)	-
(Increase) in other non-current assets	(291,622)	(27,747)
Proceeds from disposal of property, plant and equipment	1,156	-
Purchases of property and equipment	(256,440)	(4,029,102)
Purchases of intangible assets and goodwill	(4,692,658)	(1,377,044)
Net cash provided by (used in) investing activities	6,495,251	(5,374,595)
Cash flows from financing activities:
Proceeds from short-term borrowings	4,397,700	2,715,713
Minority interest in subsidiaries accumulated prior to acquisition	(3,951,779)	(109,457)
Payable for acquiring subsidiary	3,254,298	48,815
Minority shareholders' capital contribution	87,954	-
Payment of dividends	(1,871,613)	-
Proceeds from issuing shares	-	15,000,000
Paid transaction cost debit to APIC	(32,500)	(1,791,908)
Payments to related parties	(454,198)	-
Decrease in customer deposit	(190,567)	143,370
Net cash provided by financing activities	1,239,295	16,006,533
Effect of foreign currency exchange translation	(359,741)	295,344
Net increase in cash	5,003,409	12,246,696
Cash - beginning	16,122,464	6,842,238
Cash - ending	$21,125,873	$19,088,934
Supplemental disclosures:
Interest paid	$129,839	$69,102
Income taxes paid	$20,367	$-

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business—China TransInfo Technology Corp., or the Company, we, or us, was originally incorporated in Nevada on August 3, 1998, under the name R & R Ranching, Inc. to breed bison. In about March 2003, R & R Ranching Inc. sold its bison to Blue Sky Bison Ranch, Ltd.

The Company has experienced several corporate name changes: GloTech Industries, Inc. in March 2003, Intra-Asia Entertainment Corporation in December 2003, and China TransInfo Technology Corp. in August 2007.

On May 14, 2007, the Company entered into a share exchange agreement with Cabowise International Ltd., or Cabowise, a British Virgin Islands company, the stockholders of Cabowise, Weicheng International Inc. and Foster Growth Ltd. Pursuant to the share exchange agreement, the Company, among other things, agreed to issue to the stockholders of Cabowise an aggregate of 10,841,491 shares of its common stock in exchange for all of the issued and outstanding capital stock of Cabowise. In addition, Cabowise agreed to assign its option to purchase a majority equity interest in Beijing PKU Chinafront High Technology Co., Ltd, or PKU, to the Company’s indirect Chinese subsidiary Oriental Intra-Asia Entertainment (China) Limited, or Oriental Intra-Asia.

Cabowise does not have any subsidiaries nor is it engaged in any business. Cabowise’s sole asset was its option to purchase an eighty-five percent (85%) interest in PKU,or the PKU Option. Pursuant to the share exchange agreement, Cabowise agreed to assign the PKU Option to Oriental Intra-Asia. On May 14, 2007, Cabowise, the Company and Oriental Intra-Asia entered into an assignment and assumption agreement whereby Cabowise assigned the PKU Option to Oriental Intra-Asia. On May 14, 2007, Oriental Intra-Asia exercised the PKU Option, and Oriental Intra-Asia became the owner of an eighty-five percent (85%) equity interest in PKU.

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

PKU is in the business of providing Geography Information System, or GIS, application services to the Chinese governments in the sectors of Transportation, Land and Resources, and Digital City. PKU offers GIS application services that cover GIS system planning, deployment, system construction, data testing, system audit and optimization, user’s manual and customer training, through self-developed GIS platform software products applicable for two-dimension and three-dimension system models. PKU was incorporated in Beijing, China on October 30, 2000.

In addition to PKU, the Company has the following operating variable interest entities:

  Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., or Beijing Tian Hao, was established on December 31, 2005 with registered capital of RMB 5 million. Beijing Tian Hao is engaged in the business of GIS application research and development.

  Beijing Zhangcheng Science & Technology Co., Ltd., or Beijing Zhangcheng Science, was established on October 12, 2007 with registered capital of RMB 10 million. Beijing Zhangcheng is engaged in the business of GIS application development for real time traffic information reporting.

  Beijing Zhangcheng Culture and Media Co., Ltd., or Zhangcheng Media, was set up on June 8, 2008 with registered capital of RMB 5 million. Zhangcheng Media is mainly engaged in taxi media advertising business.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

  Shanghai Yootu Information Technology Co., Ltd., or Shanghai Yootu, was established on February 6, 2007 with registered capital of RMB 2 million. Shanghai Yootu is engaged in the business of real time traffic data application research and development.

  Xingjiang Zhangcheng Science and Technology Co., Ltd., or Xinjiang Zhangcheng, was established on January 25, 2008 with registered capital of RMB 10 million. Xinjiang Zhangcheng is mainly engaged in taxi media advertising business.

  China TranWiseway Technology Co., Ltd., or China TranWiseway, was established on June 28, 2004 with registered capital of RMB 0.5 million. China TranWiseway is engaged in the business of traffic surveying technology applications.

  Dalian Dajian Zhitong Information Service Ltd., or Dajian Zhitong, was established on June 9, 2006 with registered capital of RMB 1 million. Dalian Dajian is mainly engaged in taxi media advertising business.

On September 8, 2009, Mr. Shudong Xia, Chairman and Chief Executive Officer of the Company, executed agreement to acquire a 35.17% equity interest in Beijing UNISITS Technology Co. Ltd., or UNISITS from Unisplendour Corporation Limited, or Unisplendour, with a cash payment of RMB 44.4 million (approximately $6.53 million). Subsequently, on September 8, 2009, China TransInfo Technology Group Co., Ltd., or the Group Company, a variable interest entity of the Company entered into an option agreement with Mr. Xia, under which Mr. Xia granted to the Group Company a perpetual option to acquire all of Mr. Xia's equity interest in UNISITS for RMB 44.4 million, which is the exercise price. The exercise price of the option was prepaid upon the granting of the option. Concurrently, the Group Company acquired from Mr. Xia the rights to his share of all future UNISITS dividends or other distributions. Mr. Xia pledged his equity interest in UNISITS to the Group Company for five years. The Group Company expects to exercise the option and take title to the equity interest now held by Mr. Xia upon the expiration of the five-year term of the pledge agreement when the option first becomes exercisable. In September 2009, the Group Company and four of five board directors of UNISITS entered into an Acting in Concert Agreement. The agreement allows the Group Company to govern the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group Company and its financials has been included in the Company’s consolidated financial statements.

UNISITS is a company organized on November 8, 2002 under the laws of the People's Republic of China, engaging in the business of providing traffic engineering E&M systems, intelligent transportation products, and intelligent transportation services (ITS) to the domestic expressway, railway, and urban transportation markets.

Basis of Presentation— The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise, its indirectly owned subsidiaries Oriental Intra-Asia, and the Company’s variable interest entities, or the VIE Entities, including the Group Company, PKU, Beijing Tian Hao , Beijing Zhangcheng, Xingjiang Zhangcheng, Zhangcheng Media, China TranWiseway, Dajian Zhitong, Shanghai Yootu, UNISITS, Hangzhou Ziguang Jietong Technology Co., Ltd., Hangzhou UNISITS, Henan Ziguang Jietong Technology Co., Ltd., or Henan UNISITS, and Beijing Ziguang Jinzhidun Information Technology Co., Ltd., or Beijing UNISITS. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental Intra-Asia and PKU, entered into a series of equity transfer agreements with the Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of this restructuring is to allow the Company to engage in online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations. Through the contractual or variable interest entity, or VIE, arrangements, the Company maintains substantial control over the VIE Entities' daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under ACS 810 (formerly FASB Interpretation No. 46R "Consolidation of Variable Interest Entities," or FIN 46R).

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

Accounts Receivable—Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts amounted to $32,395 and $32,439 at September 30, 2009 and December 31, 2008, respectively.

Long-Term Investment— The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method.

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

Research and Development—Research and development costs represent the costs of designing, developing and testing products and are expensed as selling, general and administrative expenses as incurred if not meeting capitalization requirements. Such costs of software projects that successfully passed technological feasibility tests are capitalized and amortized when place in service.

Share-Based Payments—The Company adopted ASC 718 (formerly SFAS No. 123(R), Share-Based Payment), requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments made to employees, among other requirements. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Accordingly, share based payments issued to officers and directors are measured at fair value and recognized as expense over the related vesting periods.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Income Taxes—The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Impairment of Long-Lived Assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, (formerly SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets). The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that no impairments of long-lived assets currently exist.

Issuance of Shares by Subsidiaries—Sales of stock by a subsidiary is accounted for in accordance with ACS 810, (formerly Staff Accounting Bulletin Topic 5H, “Accounting for Sales of Stock by a Subsidiary”). The Company has adopted the capital transaction method to account for subsidiary stock sales. Accordingly, increases and decreases in the Company’s share of its subsidiary’s net equity resulting from subsidiary stock transactions are recorded on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as increases or decreases to Additional paid-in capital.

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the nine months ended September 30, 2009, the Company did not incur any bad debt expenses.

Statement of Cash Flows—In accordance with ACS 230 (formerly SFAS No. 95, "Statement of Cash Flows"), cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment—The Renminbi,or RMB, the national currency of the PRC, is the primary currency of the economic environment in which the operations of China IRAE are conducted. The Company uses the United States dollar, or theU.S. dollars, for financial reporting purposes.

In accordance with ASC 230 (formerly FAS No. 52, “Foreign Currency Translation”), the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

As of September 30, 2009 and December 31, 2008, the exchange rates between RMB(¥) and the USD were RMB¥1 = USD$0.1467 and RMB¥1 = USD$0.1467, respectively. The weighted-average rates of exchange between RMB and USD were RMB¥1 = USD$0.14659 and RMB¥1 = USD$0.14415, respectively. Total translation adjustment recognized as of September 30, 2009 and December 31, 2008 is $2,111,304 and $2,499,893, respectively.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

New Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At September 30, 2009 and December 31, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 10, 2009. During this period no material subsequent events came to our attention.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, which provides additional guidance under the Fair Value Measurements and Disclosures Topic, ASC 820-10 Application to Liabilities. The guidance clarifies that the quoted price for the liability when traded as an asset in an active market is a Level 1 measurement, when no adjustment to the quoted price is required. In the absence of a Level 1 (quoted price) measurement, an entity must use one or more valuation techniques to estimate fair value in a manner consistent with the principles in ASC 820. We do not expect adoption of this guidance to have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605 (previously AICPA Statement of Position 97-2). The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

2.	RESTRICTED CASH

The Company’s restricted cash balances at September 30, 2009 and December 31, 2008 were as follows:

		Exchange
Entity	RMB	Rate	USD	Restriction
September 30, 2009:
PKU	¥8,035,879	0.1467	$1,178,863	To facilitate banker’s acceptances and letters of guarantee
UNISITS	7,377,489	0.1467	1,082,278	To facilitate banker’s acceptances and letters of guarantee
Total	¥15,413,368		$2,261,141
December 31, 2008:
PKU	¥1,245,000	0.1467	$182,642	To facilitate banker's Acceptances
China TranWiseway	7,000,000	0.1467	1,026,900	To facilitate capital verification
Total	¥8,245,000		$1,209,542

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

3.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

	September 30, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$53,010,137	$16,464,203
Estimated earnings on uncompleted contracts	52,140,216	20,749,561
	105,150,353	37,213,764
Less: billings to date	89,149,710	26,148,450
Total	$16,000,644	$11,065,314

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

	September 30, 2009	December 31, 2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$28,066,671	$11,912,285
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,066,027)	(846,971)
Total	$16,000,644	$11,065,314

4.	PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

	September 30,2009	December 31,2008
Automobiles	$1,541,910	$454,659
Machinery and equipments	8,851,054	5,640,958
Furniture and fixtures	166,581	147,957
Prepayment for building	-	1,249,745
Work-in-progress	1,019,305	2,676,864
Total	11,578,850	10,170,183
Less: accumulated depreciation	(1,792,706)	(296,178)
Total Property and Equipment, net	$9,786,144	$9,874,005

On June 2, 2007, the Company entered into an agreement to purchase an office building for approximately $1,336,000. The Company made prepayments totaling RMB 8,304,050 or $1,218,204,pursuant to the agreement. During the nine months ended September 30, 2009, the agreement was mutually terminated and the prepaid amounts were returned to the Company in full.

The Company entered an agreement with Taxi Association of City of Urumqi for installation of a global positioning system, or GPS, control system. Pursuant to the agreement, the Company will install GPS Control Terminals on the 5,220 rental and taxi cars in the city of Urumqi in exchange for rights of interior or exterior advertisements on each taxi’s rear window, top light (LED display) and interior. According to the agreement, the Company began to operate the system on October 1, 2007 for a period of 15 years. Costs incurred for installed terminals that have been inspected and accepted were recorded as Machinery and Equipment and are depreciated over a 7-year period. Costs incurred for uninstalled terminals and installed terminals that have not been inspected and accepted were recorded as work-in-progress.

In addition, on March 31, 2008, the Company signed the Agreement for Installation of Taxi GPS Monitoring System with the Urumqi City Transportation Bureau, or the Transportation Bureau, which is the higher management authority of the Taxi Association of City of Urumqi. The agreement reconfirmed the Company’s responsibility for providing to the Transportation Bureau's Passenger Transport Office with equipment for LED-based GPS monitoring, network hardware, GPS monitoring platform, and LED-based information release platform and software in exchange for the 15 years’ taxi advertising rights. The Transportation Bureau further guarantees that the Company will be its exclusive cooperation partner for a period of 15 years. No changes related to this guaranty will be made during the 15-year period.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Depreciation and amortization expenses during the nine months ended September 30, 2009 and 2008 totaled $881,349 (of which $60,905 was related to intangible assets), and $105,261, respectively.

5.	INTANGIBLE ASSETS

The Company’s intangible assets as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
Existing technology	$174,573	$174,573
ETC and GPS technologies	3,475,997	1,339,061
Highway Monitoring and Control technology	242,055	-
Contract backlogs	293,400	-
Less: accumulated amortization	(88,096)	(22,827)
Total	$4,097,929	$1,490,807

(1) Existing Technology

China TranWiseway, one of the Company’s VIE entities, internally developed the Traffic Volume Long-Distance Monitoring and Data Center Platform technology. The useful life of the technology is estimated at 10 years.

(2) ETC and GPS Technologies

The Company purchased software from third parties for total cash consideration of $900,431. This software was integrated into an Electrical Toll collection, or ETC, non-stop toll system and GPS technology. The Company plans to distribute fully integrated ETC systems with both hardware and software included. The estimated useful life of the technology is for 10 years.

As of September 30, 2009, the Company capitalized research and development costs of $2,497,766 after establishing technical feasibilities for its real time traffic information application software (GPS Technology). Amortization of the real time traffic information technology will not start until the application is completely developed.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(3) Highway Monitoring and Control Technology

UNSITS, a VIE entity of the Company, possesses the Highway Monitoring and Control technology. The Company amortizes such asset on a straight-line basis over 10 years.

(4) Contract Backlogs

UNISITS has certain intangible assets relating to earnings-generating service contracts that were independently valuated as an intangible asset for the equity acquisition purposes. The Company amortizes such asset on a straight-line basis over 2 years.

6.	GOODWILL

The Company recorded ¥6,703,104 or $983,345, ¥1,293,441 or $189,748, ¥13,101,047 or $1,921,924, and ¥45,941,729 or $6,739,651 in goodwill in connection with its acquisitions (see Note 8) of equity of China TranWiseway, Dajian Zhitong, Shanghai Yootu, and UNISITS, respectively.

In accordance with the provisions of ASC 350-20 (formerly SFAS No. 142, "Goodwill and Other Intangible Assets", the Company performed the goodwill impairment tests. The results of the tests indicated that no impairment loss was probable because the implied fair value of goodwill related to the equity purchased exceeded the book value of the goodwill. The Company performs its annual impairment test as of the last day of the fiscal year. These impairment tests must be performed more frequently if there are triggering events.

7.	NOTES PAYABLE

On June 17, 2008, the Company entered into a loan agreement with a commercial bank in the amount of RMB 20,000,000, or $2,930,000. The loan bears an interest rate of 6.372% per annum. The loan was paid off when the agreement expired on June 17, 2009.

On June 22, 2009, the Company renewed the above loan agreement in the amount of RMB 20,000,000, or $2,934,000. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time and it expires on June 22, 2010.

On May 27, 2009, UNISITS entered into a loan agreement with a commercial bank in the amount of RMB 1,000,000, or $146,700. Interest rate is variable at 10% above the benchmark interest rate determined by the People’s Bank of China from time to time. The loan expires on May 27, 2010.

On September 29, 2009, the Company entered into a loan agreement with a commercial bank in the amount of RMB 30,000,000, or $4,401,000. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time and it expires on September 29, 2010.

For the nine months ended September 30, 2009, interest expenses totaled RMB 900,658 or $132,027.

8.	ACQUISITIONS

(1) Acquisitions of China TranWiseway, Dalian Djian and Shanghai Yootu

During 2008, the Company acquired 70%, 85%, and 100% ownership of China TranWiseway, Dajian Zhitong, and Shanghai Yootu, respectively. Goodwill resulting from the acquisitions was recorded at $982,005, $189,489, and $1,919,303 for China TranWiseway, Dajian Zhitong, and Shanghai Yootu, respectively.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(2) Acquisition of UNISITS

On September 8, 2009, Shudong Xia, Chairman, CEO and President of the Company, entered into an equity transfer agreement with Unisplendour, pursuant to which Mr. Xia acquired 35.17% of the equity interest in UNISITS from Unisplendour for a cash price of RMB 44, 400,000 (approximately $6.53 million). UNISITS is a company organized under the laws of the People's Republic of China, engaging in the business of providing traffic engineering E&M systems, intelligent transportation products, and intelligent transportation services (ITS) to the domestic expressway, railway, and urban transportation markets.

Subsequently, on September 8, 2009, the Group Company entered into an option agreement with Mr. Xia, under which Mr. Xia granted to the Group Company a perpetual option to acquire all of Mr. Xia's equity interest in UNISITS for RMB 44.4 million, which is the exercise price. Concurrently, the Group Company acquired from Mr. Xia the rights to his share of all potential UNISITS dividends or other distributions. Mr. Xia pledged his equity interest in UNISITS to the Group Company for five years. The Group Company expects to exercise the option and take title to the equity interest now held by Mr. Xia upon the expiration of the five-year term of the pledge agreement when the option will first become exercisable. In September 2009, the Group Company and four of five board directors of UNISITS entered into an Acting in Concert agreement. The agreement allows the Group Company to govern the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group Company and its financials has been included in the Company’s consolidated financial statements. As of September 30, 2009, 50% of the exercise price, or RMB 22, 200,000 has been paid to Unisplendour. The rest 50% of the exercise price will be paid within 45 days after the completion of registration of Mr. Xia as a shareholder of UNISITS with the relevant governmental authority in China.

The fair value of UNISITS at the acquisition date is allocated as follows:

			Currency
		In RMB	Exchange Rate	In USD
Net tangible assets		¥76,648,271	0.1467	$11,244,302
Highway Monitoring and Control technology		1,650,000	0.1467	242,055
Contract backlogs		2,000,000	0.1467	293,400
Goodwill		45,941,729	0.1467	6,739,651
Total fair value at date of acquisition		¥126,240,000		$18,519,408
CTFO ownership	35.17%	¥44,400,000	0.1467	$6,513,480
Noncontrolling interest	64.83%	81,840,000	0.1467	12,005,928
Total	100.00%	¥126,240,000		$18,519,408

The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the nine months ended September 30, 2009, if the acquisition had occurred prior to the beginning of the period. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company.

	January 1 to	January 1 to	July 1 to	July 1 to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue	$56,019,065	$46,694,508	$27,359,768	$18,249,756
Net Income	$8,552,777	$7,575,375	$4,292,238	$3,299,132
EPS attributable to CTFO common shareholders:
Basic	$0.38	$0.38	$0.19	$0.15
Diluted	$0.38	$0.37	$0.19	$0.15

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

9.	SHARE-BASED PAYMENTS

ASC 815-40 (formerly “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of ASC 815-40 (formerly EITF 00-19), a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. It was determined that the Company's warrants qualify for accounting treatment under ASC 815-40 (formerly EITF 00-19), "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock". Under the terms of the warrant agreements, if the Company fails to deliver the required number of Warrant Shares, the Company will be obligated to pay cash to settle the warrant claims. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of the warrants are presented on the accompanying consolidated balance sheet as “Accrued Warrant Liability” and the changes in the values of these warrants are shown in the accompanying consolidated statement of operations as “Decrease in fair value of warrants liability.” Such gains and losses are non-operating and have no effect on cash flows from operating activities.

(1) Warrants

The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with ASC 718 (formerly SFAS No. 123R).The Company issued warrants to Anteaus Capital, Inc., in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger related services on May 14, 2007, with an exercise price of $1.80 per share. These warrants will expire on May 13, 2014 pursuant to the common stock purchase warrant agreement. The Company used the Black-Scholes option pricing model to determine the fair value of the stock warrants on May 14, 2007. On May 14, 2007, the fair value was $3.97 per share, resulting in a share-based compensation totaling $1,104,166. On November 29, 2007, the Company and Anteaus Capital, Inc. entered an amendment to the Company’s common stock purchase warrants. The amendment eliminated the clause subject to which if the Company fails to deliver the required number of Warrant Shares, the Company will be obligated to pay cash to settle the warrant claims. The 277,778 warrants issued to Antaeus Capital, Inc. have been re-valued at $1,039,807, and reclassified to Additional Paid-in Capital from Accrued Warrant Liability. Other income of $64,359 was recorded to account for the warrants at fair value.

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	May 14, 2007	November 29, 2007
Expected volatility	203%	148%
Expected life (years)	7	6.46
Risk free interest rate	4.6%	3.72%

On November 30, 2007, the Company issued warrants to CCG Investor Relations Partners LLC, in aggregate, to purchase 50,000 shares of the Company’s common stock in connection with investor relations services, with an exercise price of $5.00 per share. These warrants will expire on November 29, 2010 pursuant to the common stock purchase warrant agreement. The fair market value of these stock warrants was $200,105 and was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC 718 (formerly SFAS No. 123R) using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 3.08%; volatility of 148% and an expected term of three years.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

A summary of stock warrants for the nine months ended September 30, 2009 is as follows:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Term
Stock Warrants	Shares	Exercise Price	(Months)
Outstanding at January 1, 2009	327,778	$2.29	70
Granted	-	-	-
Exercised or converted	209,723	1.80	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2009	122,499	$3.16	38
Exercisable at September 30, 2009	122,499	$3.16	38

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

On May 1, 2008, the Company entered into separate Stock Option Agreements with each of Mr. Jay Trien and Dr.Zhonsu Chen. Under the terms of the Stock Option Agreements, the Company agreed to grant a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of five years and expires on May 1, 2013. The option vests in equal installments on a quarterly basis over a three-year period except for 2,500 options vested immediately on May 1 for Mr. Trien.

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

On April 29, 2009, the Board adopted the 2009 Equity Incentive Plan, which was subsequently approved by shareholders at the Company’s 2009 Annual Shareholder Meeting on May 29, 2009. On June 1, 2009, the Board granted an employee 30,000 stock options with an exercise price of $5.09, which was the closing price per share of the Company’s common stock as reported on the NASDAQ Stock Market on such date. The options have a term of five years and expire on June 1, 2014. The options vest in equal installments on a semi-annual basis over a three-year period. On the same date, the Board voted to adjust the exercise prices of the stock options which were granted on May 1, 2008 and September 28, 2008 to $5.09 per share and replaced the stock options granted on January 7, 2008 with 150,000 shares of restricted stocks. The incremental compensation cost of the re-priced options and replaced restricted stocks was $26,801, with totaling $8,189 recognized as compensation cost at the date of re-pricing.

The Company recorded compensation expense of $181,940 during the nine months ended September 30, 2009 in connection with the stock options and restricted shares.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

The Company estimates the fair value of stock options using a Black-Scholes option pricing valuation model, consistent with the provisions of ASC 718 (formerly SFAS 123(R)) and SEC Staff Accounting Bulletin No. 107, or SAB 107. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
Risk free interest rate	1.65%	2.37-3%
Expected life (year)	3.5	3.5
Expected volatility	82%	30-53%
Weighted average fair value per option	$2.91	$0.56-2.76

No options were exercised during the nine months ended September 30, 2009.

As of September 30, 2009, total unrecognized compensation costs related to unvested stock options and restricted shares was $332,052. Unvested stock options are expected to be recognized over a weighted average period of 1.91 years.

A summary of options transactions during the nine months ended September 30, 2009 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at January 1, 2009	290,000	$6.6
Granted	30,000	$5.09
Exercised	-	$-
Cancelled	(200,000)	$6.7
Outstanding at September 30, 2009	120,000	$6.6
Nonvested as of September 30, 2009	77,500	$5.09
Option exercisable as of September 30, 2009:	42,500	$5.09

10.	EQUITY TRANSACTIONS

During the first quarter of 2009, the Company restructured investments in its Chinese VIE entities, resulting in a discrepancy of $126,078 in noncontrolling interest. The discrepancy is charged to Additional Paid-in Capital.

During the nine months ended September 30, 2009, warrants to purchase 209,723 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 140,675 shares of common stock.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

11.	INCOME TAXES

The Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits. The Company had no unrecognized tax benefits as of September 30, 2009 and 2008. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the nine months ended September 30, 2009.

The Company, through its VIE and its VIE’s subsidiaries and affiliates, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $16,000,000 as of September 30, 2009 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $5,000,000 due to uncertainty of its realization.

For the nine months ended September 30, 2009 and 2008, income tax expenses were as follows:

	Nine Months Ended September 30,
	2009			2008
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current			$109,946			$-
Deferred			-			49,971
			$109,946			$49,971

The Group Company, Zhangcheng Media, Xinjiang Zhangcheng, and Dajian Zhitong are charged at the tax rate at 25% on the net income for PRC income tax purposes under the new Enterprise Tax Law in 2009. PKU, China TranWiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS are charged at the tax rate at 15% on the net income for PRC income tax purposes in 2009. Beijing Tian Hao and Beijing Zhangcheng qualify as “new or high-technology enterprise” located in High-Tech Zones in Beijing, and are entitled to tax exemptions or preferential tax rates on the net income for PRC income tax purposes in 2009. Shanghai Yootu and Henan UNISITS are subject to a special rate at 2.5% of its taxable revenue in 2009.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2009 and December 31, 2008 were as follows:

	Deferred Tax Assets
	Net operating loss	Valuation	Net deferred tax
	carryforwards	allowance	assets
September 30, 2009:
Foreign:
In RMB	¥1,828,361	¥-	¥1,828,361
Exchange rate	0.1467	0.1467
In USD	$268,221	$-	$268,221
Domestic :
In USD	$5,000,000	$(5,000,000)	$-

December 31, 2008:
Foreign:
In RMB	¥1,828,361	¥-	¥1,828,361
Exchange rate	0.1467	0.1467
In USD	$268,221	$-	$268,221
Domestic :
In USD	$4,860,000	$(4,860,000)	$-

12.	INCOME PER SHARE

The Company calculates its basic and diluted earnings per share in accordance with ASC 260 (formerly SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options include nonvested stock granted to employees. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested stock options are assumed to have been delivered on the grant date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to CTFO	$3,975,277	$3,097,541	$8,223,606	$6,970,602
Basic earnings per share:
Basic weighted average share outstanding	22,333,000	21,325,245	22,245,288	20,175,820
Basic earnings per common share	$0.18	$0.15	$0.37	$0.35
Diluted earnings per share:
Basic weighted average share outstanding	22,333,000	21,325,245	22,245,288	20,175,820
Effect of dilutive stock options and warrants	246,496	197,186	240,636	217,351
Diluted weighted average shares outstanding	22,579,496	21,522,431	22,485,924	20,393,171
Diluted earnings per common share	$0.18	$0.14	$0.37	$0.34

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

13.	COMPENSATED ABSENCES

There was no vacation leave liability for the nine months ended September 30, 2009.

14.	RELATED-PARTY TRANSACTIONS

Due To Related Parties

As of September 30, 2009, Dajian Zhitong borrowed from two of its individual shareholders in the aggregated amount of RMB 504,065, or $73,946 for general working capital needs. The borrowings do not bear interest and are payable on demand.

15.	CONCENTRATION

	a.	Cash

The Company maintains cash in US dollars in two commercial banks located in California. Up to $250,000 of the balance in each bank was insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of September 30, 2009 and December 31, 2008, uninsured balances totaled $2,026,044 and $1,422,809, respectively.

	b.	Major Customers

	Revenue	Accounts Receivable
	Nine Months Ended September 30,	At September 30,
2009:
During the 3 months ended September 30, there were no customers that individually represent 10% or more of the Company's total revenue.

2008:
Customer A	$1,472,523	$269,623
Customer B	1,048,596	-
Customer C	1,044,226	-
Total	$3,565,345	$269,623

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

16.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at September 30, 2009 were as follows:

	Foreign Currency	Accumulated Other
	Translation Adjustment	Comprehensive Income
Balance at January 1, 2008	$887,184	$887,184
Change for the year ended December 31, 2008	1,612,709	1,612,709
Balance at January 1, 2009	2,499,893	2,499,893
Change for the nine months ended September 30, 2009	(388,589)	(388,589)
Balance at September 30, 2009	$2,111,304	$2,111,304

17.	SEGMENT INFORMATION

ASC 280 (formerly SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”) requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

18.	COMMITMENTS AND CONTINGENCIES

(1) Operating Leases

The Company and its subsidiaries rent offices under several operating leases. Rent expenses fosr these offices totaled $257,049 and $ $163,540 for the nine months ended September 30, 2009 and 2008, respectively. The aggregate future minimum payments under these lease agreements over one year are as follows:

Year ending September 30,	Lease Commitments
2010	$1,421,706
2011	1,257,011
2012	1,092,612
Total	$3,771,329

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

19.	SUBSEQUENT EVENTS

We evaluated all subsequent events from the date of the balance sheet through November 11, 2009, which represent the issuance date of these financial statements. On November 3, 2009, the Company’s board of directors granted non-qualified options under the Company’s 2009 Equity Incentive Plan to the Company’s employees and consultants to purchase an aggregate 1,791,600 shares of common stock of the Company at an exercise price of $7.69 per share, which was the closing price per share of the Company's common stock as reported on the NASDAQ on such date. The options have a term of five years and expire on November 3, 2014. The options vest in equal installments on an annual basis over a four-year period beginning on November 3, 2009.

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

Overview of Our Business

We are a leading provider of public transportation information systems technology and comprehensive solutions in China. Our goal is to become the largest transportation information product and comprehensive solutions provider, as well as the largest integrated transportation information platform and commuter traffic platform builder and operator in China. Substantially all of our operations are conducted through our variable interest entities that are PRC domestic companies owned principally or completely by our PRC affiliates. Through our variable interest entities, we are involved in developing multiple applications in transportation, digital city, land and resource filling systems based on Geographic Information Systems, or GIS, technologies that are used to service the public sector.

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

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third quarter of 2009, which resulted in continued growth in our revenues. Despite the overall economic slowdown in the global economy, the transportation information industry in China is in the process of rapid and continuous development with the continuous increase of Chinese government’s and public demand for advanced transportation information products and services to support more effective and efficient transportation networks in China. This trend is supported by the growing amount of governmental spending in the transportation sector. We believe this trend will continue to result in the growth in sales of our transportation products and services.

The following are some financial highlights for the third quarter of 2009:

  Revenues: Our revenues were approximately $19.17 million for the third quarter of 2009, an increase of 115.02% from the same quarter of last year.
  Gross Margin: Gross margin was 38.38% for the third quarter of 2009, as compared to 55.36% for the same period in 2008.
  Operating Profit: Operating profit was approximately $4.26 million for the third quarter of 2009, an increase of 28.00% from $3.33 million of the same period last year.
  Net Income: Net income was approximately $3.98 million for the third quarter of 2009, an increase of 28.34% from the same period of last year.
  Fully diluted earnings per share were $0.18 for the third quarter of 2009.

On September 8, 2009, our CEO and President, Mr. Shudong Xia, entered into an equity transfer agreement, or the Equity Transfer Agreement, with Unisplendour Corporation Limited, or Unisplendour, pursuant to which Mr. Xia acquired 35.17% of the equity interest, or the Equity Interest, in  Beijing UNISITS Technology Co. Ltd., or UNISITS for a cash price of RMB 44, 400,000 (approximately $6.53 million). Pursuant to the Equity Transfer Agreement, Mr. Xia paid 50% of the purchase price to Unisplendour within five (5) business days after the Equity Transfer Agreement became effective. The remaining 50% of the purchase price will be paid by Mr. Xia within forty-five (45) days after the completion of registration of Mr. Xia as a shareholder of UNISITS with the relevant governmental authority in China.

On September 8, 2009, Mr. Xia also entered into an option agreement, or the Option Agreement with our variable interest entity, China TransInfo Technology Group Co., Ltd, or the Group Company, pursuant to which, Mr. Xia granted to the Group Company a perpetual option to purchase all or a part of the Equity Interests at an exercise price of RMB 44,400,000. In exchange, the Group Company agreed to pre-pay to Mr. Xia the exercise price within 45 business days following the date of the Option Agreement. In addition, in order to ensure his fulfillment of the obligations under the Option Agreement, Mr. Xia agreed to pledge the Equity Interest to the Group Company for five years, or the Term of Pledge. The Group Company may exercise the option at any time commencing on the day following of the expiration of the Term of Pledge.

In September 2009, the Group Company and four of five board directors of UNISITS entered into an Acting in Concert agreement. The agreement allows the Group Company to govern the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group Company and its financials have been included in the Company’s consolidated financial statements.

On November 3, 2009, the Company’s board of directors granted non-qualified options under the Company’s 2009 Equity Incentive Plan to the Company’s employees and consultants to purchase in aggregate 1,791,600 shares of common stock of the Company at an exercise price of $7.69 per share, which was the closing price per share of the Company's common stock as reported on the NASDAQ on such date. The options have a term of five years and expire on November 3, 2014. The options vest in equal installments on an annual basis over a four-year period beginning on November 3, 2009.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009		2008
Revenues	$19,165,553	100.00%	$8,913,514	100.00%
Cost of revenues	11,809,948	61.62%	3,979,049	44.64%
Gross profit	7,355,605	38.38%	4,934,465	55.36%
Expenses:
Selling, general, and administrative
expenses	3,097,483	16.16%	1,607,712	18.04%
Income from operations	4,258,122	22.22%	3,326,753	37.32%
Other income (expense):
Interest income	18,909	0.10%	23,575	0.26%
Interest expense	(42,038)	-0.22%	(66,066)	-0.74%
Subsidy income	188,829	0.99%	305,804	3.43%
Other income - net	52,433	0.27%	4,239	0.05%
Total other income (expense)	218,133	1.14%	267,552	3.00%
Net income before income taxes and minority interest	4,476,255	23.36%	3,594,305	40.32%
Provision for income taxes	85,864	0.45%	109,864	1.23%
Minority interest	415,114	2.17%	386,900	4.34%
Net income	$3,975,277	20.74%	$3,097,541	34.75%

Revenues. Revenues increased approximately $10.26 million, or 115.02%, to approximately $19.17 million for the three months ended September 30, 2009, from approximately $8.91 million for the same period in 2008. This increase was mainly attributable to the increased sales of our products and the applications of our products in the Transportation sector during the third quarter of 2009 compared to the same period in 2008. We believe that such sales increased as a result of the growing recognition of our brand name and technology as well as the rapidly developing market opportunities in the transportation information sector in China.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended September 30, 2009	Percentage of Total Revenues	Three Months Ended September 30, 2008	Percentage of Total Revenues
Transportation	$17,385,968	90.71%	$6,189,493	69.44%
Digital City	778,009	4.06%	2,407,733	27.01%
Land & Resources	984,527	5.14%	316,288	3.55%
Other	17,049	0.09%	0	0.00%
Total	$19,165,553	100.00%	$8,913,514	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 94.77% and 96.45% of our sales for the three months ended September 30, 2009 and 2008, respectively. Sales in Land & Resources accounted for 5.14% and 3.55% of total sales over each of periods indicated above.

Cost of Goods Sold. Our cost of goods sold increased approximately $7.83 million, or 196.80%, to approximately $11.81 million for the three months ended September 30, 2009, from approximately $3.98 million during the same period in 2008. This increase was mainly due to the increase in hardware components and hardware equipment depreciation, which was generally in line with the increase in our sales. As a percentage of revenues, the cost of goods sold increased to 61.62% during the three moths ended September 30, 2009 from 44.64% in the same period in 2008.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Salary	$314,039	$284,496
Hardware	9,882,500	1,244,422
Software licenses	831,133	433,588
Outsourcing	37,976	1,675,001
Other	744,300	341,542
Total	$11,809,948	$3,979,049

Gross Profit. Our gross profit increased by approximately $2.43 million, or 49.07%, to approximately $7.36 million for the three months ended September 30, 2009 from approximately $4.93 million during the same period in 2008. Gross profit as a percentage of revenues was 38.38% for the three months ended September 30, 2009, a decrease of 16.98% from 55.36% during the same period in 2008. Such percentage decrease was mainly due to the inclusion of the financials of UNISITS whose sales generally involve more hardware components and have much lower margin than the Company’s legacy business during the three months ended September 30, 2009.

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

Selling and marketing expenses, including sales representative commissions, promotion fees and marketing expenses increased approximately $0.45 million, or 422.04%, to approximately $0.56 million for the three months ended September 30, 2009 from approximately $0.11 million during the same period in 2008. As a percentage of revenues, selling expenses increased to 2.93% for the three months ended September 30, 2009 from 1.21% for the same period in 2008. Such dollar and percentage increase of selling and marketing expenses was mainly attributable to our expanded operations and sales volume as well as the enhanced marketing activities for the three months ended September 30, 2009.

General and Administrative Expenses. Our administrative expenses were approximately $2.54 million (13.23% of total sales) and approximately $1.50 million (16.83% of total sales) for the three months ended September 30, 2009 and 2008, respectively. The dollar increase was mainly due to the increased staffing and enhanced research and development efforts as well as more professional expenses associated with being a public company.

Income Taxes. China TransInfo Technology Corp. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China TransInfo Technology Corp. had no United States taxable income during the three months ended September 30, 2009.

Our wholly owned subsidiary Cabowise was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment Corporation (Delaware) was incorporated in Delaware. No provision for state income taxes in Delaware has been made as Intra-Asia Entertainment Corporation (Delaware) had no Delaware taxable income during the three months ended September 30, 2009. Our wholly owned subsidiary Intra-Asia Entertainment (China) Limited (Hong Kong) was incorporated in Hong Kong and, under the current laws of Hong Kong, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment (Asia-Pacific) Limited (Samoa) was incorporated in Samoa and, under the current laws of Samoa, is not subject to income taxes.

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

Our VIE Entities, the Group Company, Zhangcheng Media, Xinjiang Zhangcheng, and Dajian Zhitong are charged at the tax rate at 25% on the net income for PRC income tax purposes under the new Enterprise Tax Law in 2009. PKU, China TranWiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS are charged at the tax rate at 15% on the net income for PRC income tax purposes in 2009. Beijing Tian Hao and Beijing Zhangcheng qualify as “new or high-technology enterprise” located in High-Tech Zones in Beijing, and are entitled to tax exemptions or preferential tax rates on the net income for PRC income tax purposes in 2009. Shanghai Yootu and Henan UNISITS are subject to a special rate at 2.5% of its taxable revenue in 2009. For the three months ended September 30, 2008, we incurred income tax expenses of $0.11 million while for the same period in 2009, we incurred income tax expenses of approximately $0.09 million.

Net Income. Net income increased by approximately $0.88 million, or 28.34% to approximately $3.98 million for the three months ended September 30, 2009 from approximately $3.10 million for the same period of 2008, as a result of the factors described above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008

Revenues	$35,256,869	100.00%	$18,685,813	100.00%
Cost of revenues	19,896,690	56.43%	8,258,137	44.19%
Gross profit	15,360,179	43.57%	10,427,676	55.81%
Expenses:
Selling, general, and
administrative expenses	6,797,818	19.28%	3,085,992	16.52%
Income from operations	8,562,361	24.29%	7,341,684	39.29%
Other income (expense):
Interest income	51,392	0.15%	50,759	0.27%
Interest expense	(132,027)	-0.37%	(75,983)	-0.41%
Subsidy income	308,113	0.87%	305,804	1.64%
Other income(expense) - net	59,301	0.17%	-	-
Total other income (expense)	286,779	0.81%	280,580	1.50%
Net income before income taxes and minority interest	8,849,140	25.10%	7,622,264	40.79%
Provision for income taxes	109,946	0.31%	49,971	0.27%
Minority interest	515,588	1.46%	601,691	3.22%
Net income	$8,223,606	23.32%	$6,970,602	37.30%

Revenues. Revenues increased approximately $16.57 million, or 88.68%, to approximately $35.26 million for the nine months ended September 30, 2009, from approximately $18.69 million for the same period in 2008. This increase was mainly attributable to the increased sales of our products and the applications of our products in the transportation sector during the nine months ended September 30, 2009 compared to the same period in 2008. We believe that such sales increased as a result of the growing recognition of our brand name and technology as well as the rapidly developing market opportunities in the transportation information sector in China.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Nine Months Ended September 30, 2009	Percentage of Total Revenues	Nine Months Ended September 30, 2008	Percentage of Total Revenues
Transportation	$28,658,001	81.28%	$10,862,985	58.14%
Digital City	5,410,966	15.35%	6,023,139	32.23%
Land & Resources	1,092,385	3.10%	1,761,978	9.43%
Other	95,518	0.27%	37,711	0.20%
Total	$35,256,869	100.00%	$18,685,813	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 96.63% and 90.37% of our sales for the nine months ended September 30, 2009 and 2008, respectively. Sales in Land & Resources accounted for 3.10% and 9.43% of total sales over each of periods indicated above.

Cost of Goods Sold. Our cost of goods sold increased approximately $11.64 million, or 140.93%, to approximately $19.90 million for the nine months ended September 30, 2009, from approximately $8.26 million during the same period in 2008. This increase was mainly due to the increase in hardware components and hardware equipment depreciation, which was generally in line with the increase in our sales. As a percentage of revenues, the cost of goods sold increased to 56.43% during the nine moths ended September 30, 2009 from 44.19% in the same period in 2008.

The following table illustrates in detail the items constituting our costs of goods sold.

Cost Item	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Salary	$819,633	$878,303
Hardware	15,714,049	4,215,188
Software licenses	1,499,526	916,594
Outsourcing	368,363	1,785,988
Other	1,495,119	462,064
Total	$19,896,690	$8,258,137

Gross Profit. Our gross profit increased by approximately $4.93 million, or 47.30%, to approximately $15.36 million for the nine months ended September 30, 2009 from approximately $10.43 million during the same period in 2008. Gross profit as a percentage of revenues was 43.57% for the nine months ended September 30, 2009, a decrease of 12.24% from 55.81% during the same period in 2008. Such percentage decrease was mainly due t inclusion of the financials of UNISITS whose sales generally involve more hardware components and have much lower margin than the Company’s legacy business for the nine months ended September 30, 2009.

Selling and Marketing Expenses. Selling and marketing expenses, including sales representative commissions, promotion fees and marketing expenses increased approximately $0.69 million, or 128.80%, to approximately $1.23 million for the nine months ended September 30, 2009 from approximately $0.54 million during the same period in 2008. As a percentage of revenues, selling expenses increased to 3.49% for the nine months ended September 30, 2009 from 2.88% for the same period in 2008. Such dollar and percentage increase of selling and marketing expenses was mainly attributable to our expanded operations and sales volume as well as the enhanced marketing activities for the nine months ended September 30, 2009.

General and Administrative Expenses. Our administrative expenses were approximately $5.57 million (15.79% of total sales) and approximately $2.55 million (13.64% of total sales) for the nine months ended September 30, 2009 and 2008, respectively. The dollar and percentage increase was mainly due to the increased staffing and enhanced research and development efforts as well as more professional expenses associated with being a public company.

Income Taxes. For the nine months ended September 30, 2008, we incurred an income tax expense of approximately $0.05 million while for the same period in 2009, we incurred an income tax expense of approximately $0.11 million. The increase in the income tax expense mainly resulted from the income tax paid or accrued with the increased taxable net incomes.

Net Income. Net income increased by approximately $1.25 million, or 17.98% to approximately $8.22 million for the nine months ended September 30, 2009 from approximately $6.97 million for the same period of 2008, as a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2009, we had cash and cash equivalents (excluding restricted cash) of approximately $21.13 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$(2,371,396)	$1,319,414
Net cash provided by (used in) investing activities	$6,495,251	$(5,374,595)
Net cash provided by financing activities	$1,239,295	$16,006,533
Net cash flow	$5,003,409	$12,246,696

Operating Activities

Net cash used in operating activities was approximately $2.37 million for the nine month period ended September 30, 2009, while for the same period of 2008, we had approximately $1.32 million net cash provided by operating activities. The increase of the cash used in operating activities was mainly attributable to the increases in other receivables and cost and estimated earnings in excess of billings on uncompleted contracts for the nine months ended September 30, 2009 compared to the same period of 2008.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of business, property, plant and equipment.

Net cash provided by investing activities for the nine month period ended September 30, 2009 was approximately $6.50 million, which is an increase of approximately $11.87 million from net cash used in investing activities of approximately $5.37 million for the same period of 2008. The increase of the cash provided by investing activities was mainly due to the cash acquired from the acquisition of UNISITS.

Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2009 was approximately $1.24 million, while for the same period of 2008 we had approximately $16.01 million net cash provided by financing activities. Such change was mainly attributable to the fact that we raised $15 million in the private placement transaction in July 2008

On June 17, 2008, we entered into a short-term loan agreement with Beijing Bank, Youyi Branch, or the Bank, pursuant to which the Bank has agreed to loan to us RMB 20,000,000 (approximately $2.93 million) for working capital purposes. The loan had an initial annual interest rate of 8.964%, which was floating based on interest rates determined by the People’s Bank of China from time to time. The interest is payable on a quarterly basis commencing September 20, 2008. The loan expired on June 17, 2009 and was renewed on June 22, 2009 with an initial interest rate of 5.31% per annum, which is also floating based on interest rates determined by the People’s Bank of China from time to time. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and the Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. As of the date of this report, a principal amount of approximately $2.93 million is outstanding. There are no financial covenants or ratios under this short-term loan agreement.

On September 29, 2009, our VIE entity, Beijing PKU Chinafront High Technology Co., Ltd., or PKU, entered into a short-term loan agreement with Huaxia Bank, Zhichunlu Branch, or the Huaxia Bank, pursuant to which the Huaxia Bank has agreed to loan to PKU RMB 30,000,000 (approximately $4.40 million) for working capital purposes. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time. The interest is payable on a monthly basis commencing October 20, 2009. The loan expires on September 29, 2010. As of the date of this report, a principal amount of approximately $4.40 million is outstanding. There are no financial covenants or ratios under this short-term loan agreement.

We believe that our currently available working capital, after receiving the aggregate proceeds of the bank loans referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Obligations Under Material Contract

We have entered into a lease agreement to lease office spaces at 8th and 9th floors of Weishi Center, No. 39 Xueyuanlu, Haidian District, Beijing China. Pursuant to this lease, we have the right to use the office space of 5,311 square meters in the Weishi Center from November 1, 2009. We pay a monthly rent (including a monthly property management fee of RMB 258,460) of RMB 605,765 (approximately $88,800) for this facility. We are entitled for one free month rental of RMB 476,535 (approximately $69,855) per year. This lease expires on October 31, 2012. We intend to move our headquarter and other offices in Beijing to this location by the end of 2009. We expect that we will be able to renew the lease on similar terms prior to its expiration.

We have entered into a lease agreement with a Chinese individual, Zhao Li, from whom we have leased our current office space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Pursuant to this lease, we have the right to use the office space of 517 square meters in the E-Wing Center. We pay a monthly rent of RMB 50,000 (approximately $7,325) for this facility. This lease expires on December 31, 2010 and we intend to terminate it prematurely. On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,427,936). In September, 2009, the real property purchase agreement was verbally terminated by the parties and the prepaid amounts were returned to us in full.

We also entered into two additional lease agreements to lease office spaces at the 15th and the 16th floors of E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under these two leases, we have the rights to use the office space of 378 square meters at the 15th floor and the office space of 609 square meters at the 16th floor in the E-Wing Center, respectively. We pay monthly rent of RMB 51,011 (approximately $7,473) and RMB 76,783 (approximately $11,249) under these two lease agreements, respectively. The leases expire on August 31, 2010 and March 30, 2011, respectively. We intend to terminate both leases prematurely.

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise, its indirectly owned subsidiaries Oriental Intra-Asia, and the Company’s variable interest entities, or the VIE Entities, including the Group Company, PKU, Beijing Tian Hao , Beijing Zhangcheng, Xingjiang Zhangcheng, Zhangcheng Media, China TranWiseway, Dajian Zhitong, Shanghai Yootu, UNISITS, Hangzhou Ziguang Jietong Technology Co., Ltd., or Hangzhou UNISITS, Henan Ziguang Jietong Technology Co., Ltd., or Henan UNISITS, and Beijing Ziguang Jinzhidun Information Technology Co., Ltd., or Beijing UNISITS. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental Intra-Asia and PKU, entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., or Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of the restructuring is to allow the Company to engage in three new business segments, including online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations. Through the contractual or variable interest entity, or VIE, arrangements, the Company maintains substantial control over the VIE Entities' daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities," or FIN 46R.

In September 2009, the Group Company and four of five board directors of UNISITS entered into an Acting in Concert agreement. The agreement allows the Group Company to govern the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group Company and its financials has been included in the Company’s consolidated financial statements.

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

Allowance for doubtful accounts amounted to $32,395 and $32,439 at September 30, 2009 and December 31, 2008, respectively.

Long-Term Investment— The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method.

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

Research and Development—Research and development costs represent the costs of designing, developing and testing products and are expensed as selling, general and administrative expenses as incurred if not meeting capitalization requirements. Such costs of software projects that successfully passed technological feasibility tests are capitalized and amortized.

Share-Based Payments—The Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments,” or SFAS No. 123R, effective January 1, 2006. SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No.123R generally requires such transactions be accounted for using a fair-value-based method.

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

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the nine months ended September 30, 2009, the Company charged $0 to the bad debt expenses.

Statement of Cash Flows—In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment—The Renminbi, or RMB,, the national currency of the PRC, is the primary currency of the economic environment in which the operations of China IRAE are conducted. The Company uses the United States dollar, or U.S. dollars, for financial reporting purposes.

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

As of September 30, 2009 and December 31, 2008, the exchange rates between RMB(¥) and the USD were RMB¥1 = USD$0.1467 and RMB¥1 = USD$0.1467, respectively. The weighted-average rates of exchange between RMB and USD were RMB¥1 = USD$0.14659 and RMB¥1 = USD$0.14415, respectively. Total translation adjustment recognized as of September 30, 2009 and December 31, 2008 is $2,111,304 and $2,499,893, respectively.

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

New Accounting Pronouncements

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” or “SFAS No. 168,”. The FASB Accounting Standards Codification, or Codification, will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on our consolidated financial statements.

In December of 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP FAS 132(R)-1, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years beginning after December 15, 2009. FSP FAS 132(R)-1 is not expected to have a material effect on our disclosures.

Effective June 15, 2009, we adopted FASB Staff Position 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” or FSP FAS 107-1, APB 28-1, which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of the current market conditions on financial instruments. The adoption of FSP FAS 107-1, APB 28-1 did not have a significant impact on our disclosures.

Effective June 15, 2009, we adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events,” or SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Upon adoption, this standard did not have a material effect on our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Zhihai Mao, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Zhihai Mao concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended. Notwithstanding the foregoing, our executive officers noted that information with respect to material agreements or amendments thereto was not identified on a timely basis so as to allow an evaluation as to whether a Current Report on Form 8-K was required to be filed with respect thereto. Accordingly, our chief executive officer and chief financial officer intend to obtain additional guidance and/or training with respect to the circumstances and events which require the filing of a Current Report on Form 8-K and intend to implement a new internal policy that will allow management to timely identify material agreements and amendments thereto that require the filing of a Current Report on Form 8-K as necessary.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On September 29, 2009, our VIE entity, PKU, entered into a  Short-term Loan Agreement, with Huaxia Bank, pursuant to which Huaxia Bank has agreed to loan to PKU RMB 30,000,000 (approximately $4.40 million) for working capital purposes. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time. The interest is payable on a monthly basis commencing October 20, 2009. The loan expires on September 29, 2010. Under the terms of the loan agreement, PKU is subject to customary affirmative and negative covenants. The loan may be accelerated and Huaxia Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. As of the date of this report, a principal amount of approximately $4.40 million is outstanding. There are no financial covenants or ratios under this short-term loan agreement.

On August 18, 2009, the Group Company entered into a lease agreement, or the Lease Agreement, with Beijing Weishi Hotel Management Co. Ltd., or Beijing Weishi, to lease office spaces at 8th and 9th floors of Weishi Center, No. 39 Xueyuanlu, Haidian District, Beijing China. Pursuant to the Lease Agreement, the Group Company has the right to use the office space of 5,311 square meters in the Weishi Center from November 1, 2009 to October 31, 2012. The Group Company pays a monthly rent (including a monthly property management fee of RMB 258,460) of RMB 605,765 (approximately $88,800) for this facility. Upon the entry into the Lease Agreement, the Group Company paid Beijing Weishi a refundable deposit in an amount of RMB 1,817,295 (approximately $267,250). The Group Company is entitled for one free month rental of RMB 476,535 (approximately $69,855) per year. This lease expires on October 31, 2012. We expect that we will be able to renew the lease on similar terms prior to its expiration.

In September 2009, the Group Company and four of five board members of UNISITS (including two directors who are also directors of the Company) entered into an Acting in Concert Agreement. Under the Acting in Concert Agreement, four directors of UNISITS agreed, during an initial term of four years, to act in concert with the Group Company in connection with the management, operations and appointment of directors and officers of UNISITS and therefore to obtain the control of UNISITS.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the agreements or the transactions contemplated thereby or a complete explanation of the materials thereof. The foregoing description is qualified in its entirety by reference to the English Translation of the Short-term Loan Agreement, the English Translation of Lease Agreement and the English Translation of Acting in Concert Agreement attached hereto as Exhibits 10.1, 10.2, and 10.3, respectively.

ITEM 6. EXHIBITS.

EXHIBITS.

10.1*	English Translation of the Short-term Loan Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and Huaxia Bank, Zhichunlu Branch, dated September 29, 2009.

10.2*	English Translation of Lease Agreement, by and between China TransInfo Technology Group Co., Ltd. and Beijing Weishi Hotel Management Co. Ltd., dated August 18, 2009.

10.3*	English Translation of Acting in Concert Agreement, by and among China TransInfo Technology Group Co., Ltd. and four individual directors of Beijing UNISITS Technology Co. Ltd., dated September 2009.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 13, 2009

CHINA TRANSINFO TECHNOLOGY CORP.

By: /s/ Shudong Xia

Shudong Xia
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zhihai Mao

Zhihai Mao
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	English Translation of the Short-term Loan Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and Huaxia Bank, Zhichunlu Branch, dated September 29, 2009.

10.2*	English Translation of Lease Agreement, by and between China TransInfo Technology Group Co., Ltd. and Beijing Weishi Hotel Management Co. Ltd., dated August 18, 2009.

10.3*	English Translation of Acting in Concert Agreement, by and among China TransInfo Technology Group Co., Ltd. and four individual directors of Beijing UNISITS Technology Co. Ltd., dated September 2009.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.