Form 10-K/A
period 2008-12-31
China TransInfo Technology Corp.
filed 2009-12-28
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Floor 9, Vision Building,
No. 39 Xueyuanlu, Haidian District
Beijing, China 100083
(Address of principal executive office and zip code)

(86 10) 82671299
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.001	NASDAQ Global Market

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) hereby amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 25, 2009 (the “Original Filing”). This Amendment is being filed mainly to:

1) include specific descriptions of the state of development and deployment of each of our major products and services derived from geographic information system technologies;

2) revise the descriptions of our copyrights by adding the duration and importance of each copyright;

3) provide a balanced, executive-level discussion that identifies the most important themes or other significant matters with which management is concerned primarily in evaluating our financial condition and operating results;

4) revise the discussion of results of operations to quantify sources of material changes;

5) revise the disclosures regarding cash flows from operating activities and address material changes in the underlying drivers that affect these cash flows; and

6) confirm that our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

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

i

PART I

ITEM 1.         BUSINESS

Overview

We are a leading provider of public transportation information systems technology and related comprehensive technology solutions in China. Our goal is to become the largest transportation information product and related comprehensive technology solutions provider, as well as the largest integrated transportation information platform and commuter traffic media platform builder and operator in China. Substantially all of our operations are conducted through our variable interest entities (the “VIE Entities”) that are companies formed in the People’s Republic of China (“PRC”) and owned principally or completely by our PRC affiliates. Through our VIE Entities, we are involved in developing multiple applications in transportation, digital city, and land and resource filling systems based on Geographic Information Systems (“GIS”) technologies which are used to service the public sector.

Our main focus is on providing transportation solutions. Our major products and services include:

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

  Intelligent Highway Vehicle Monitoring System,

  Intelligent Public Transport System,

  Palmcity Navigation Engine,

  Comprehensive Location Based Service Platform,

  Digital City,

  2-D and 3-D GIS.

We also offer full range solutions for transportation oriented GIS (“GIS-T”) covering transportation planning, design, construction, maintenance and operation.

History and Corporate Structure

Corporate History

We were originally incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed bison. On December 10, 2003, we executed an agreement and plan of reorganization (the “Intra-Asia Agreement”) with Intra-Asia Entertainment Corporation, a Delaware corporation (“Intra-Asia Delaware”), whereby Intra-Asia Delaware became our wholly-owned subsidiary and we amended our articles of incorporation to change our name to “Intra-Asia Entertainment Corporation.” From the first half of 2006 until May 14, 2007 when we completed a reverse acquisition transaction with Cabowise International Ltd. (“Cabowise”), a British Virgin Islands (“BVI”) company, we were a blank check company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

On May 14, 2007, we acquired Cabowise through a share exchange transaction pursuant to which we issued to the shareholders of Cabowise 10,841,492 shares of our common stock in exchange for all of the issued and outstanding capital stock of Cabowise. Cabowise thereby became our wholly-owned subsidiary and the former shareholders of Cabowise became our controlling stockholders. On the same day, our indirect Chinese subsidiary, Oriental Intra-Asia Entertainment (China) Limited (“Oriental Intra-Asia”), acquired eighty-five percent (85%) equity interest in Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), which commenced its businesses in October 2000. As a result, PKU became a majority-owned subsidiary of Oriental Intra-Asia.

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

On February 3, 2009, as described below, through our indirect Chinese subsidiary, Oriental Intra-Asia and Oriental Intra-Asia’s former subsidiary, PKU, we entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., a company formed under Chinese law (the “Group Company”), pursuant to which we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the Group Company. Established in China on May 26, 2008, the Group Company is wholly owned by four Chinese affiliates of the Company, Shudong Xia, our Chairman, CEO and President and the beneficial owner of approximately 43% of the Company’s outstanding capital stock, Zhiping Zhang, the Company’s Vice President of Research and Development, Zhibin Lai, the Company’s Vice President and Wei Gao, the designee of SAIF Partners III L.P., a 11% shareholder of the Company (the “Group Company Shareholders”).

Through Oriental Intra-Asia and PKU, we entered into the following specific agreements to transfer all of its equity interests in its respective Chinese subsidiaries to the Group Company (the “Equity Transfer”):

  Pursuant to an equity transfer agreement (the “PKU Equity Transfer Agreement”), entered into by and between Oriental Intra-Asia and the Group Company, Oriental Intra-Asia transferred all of its 97% equity interests in PKU to the Group Company;

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

  Pursuant to an exclusive technical consulting and services agreement (the “Service Agreement”), entered into by and among Oriental Intra-Asia, the Group Company and the Group Company’s subsidiaries, Oriental Intra-Asia agreed to provide certain technical and consulting services to the Group Company and the Group Company’s subsidiaries (each a “VIE Entity” and collectively, the “VIE Entities”) in exchange for the payment by each VIE Entity of an annual development and consulting services fee that is to be determined solely by Oriental Intra-Asia;

  Pursuant to an equity pledge agreement (the “Pledge Agreement”), entered into by and among Oriental Intra-Asia and each of the Group Company Shareholders, the Group Company Shareholders agreed to pledge all of their equity interests in the Group Company (the “Equity Interests”), to Oriental Intra-Asia as collateral security for Oriental Intra-Asia’s collection of the fees under the Service Agreement;

  Pursuant to an option agreement (the “Option Agreement”), entered into by and among Oriental Intra-Asia and each of the Group Company Shareholders, the Group Company Shareholders agreed to grant to Oriental Intra-Asia an option to purchase, from time to time, all or a part of the Equity Interests, at the exercise price equal to the lowest possible price permitted by Chinese laws;

  Pursuant to separate powers of attorney (the “Powers of Attorney”), each Group Company Shareholder agreed to grant to Oriental Intra-Asia a power to excise on his or her behalf all voting rights as a shareholder at the shareholders’ meetings of the Group Company that have been given to him or her by law and by the Articles of Association of the Group Company; and

  Pursuant to an operating agreement, entered into by and among Oriental Intra-Asia, the VIE Entities and the Group Company Shareholders, (a) Oriental Intra-Asia agreed to act as the guarantor for the VIE Entities in the contracts, agreements or transactions in connection with the VIE Entities’ operation between the VIE Entities and any other third parties and to provide full guarantee for the VIE Entities in performing such contracts, agreements or transactions, subject to applicable laws, in exchange for which the VIE Entities agreed to mortgage the receivables of their operation and all of their assets which have not been mortgaged to any third parties to Oriental Intra-Asia, and (b) the VIE Entities and the Group Company Shareholders agreed to accept the provision of the corporate policies and guidance by Oriental Intra-Asia at any time in respect of the appointment and dismissal of the VIE Entities’ employees, the VIE Entities’ daily operation and administration as well as financial administrative systems, including the appointment of senior managers recommended by Oriental Intra-Asia (the “Operating Agreement” and together with the Service Agreement, Pledge Agreement, Option Agreement, Powers of Attorney, the PKU Equity Transfer Agreement, the Beijing Tian Hao Equity Transfer Agreement, the China TranWiseway Equity Transfer Agreement, the Zhangcheng Culture Equity Transfer Agreement, the Zhangcheng Science Equity Transfer Agreement, and the Shanghai Yootu Equity Transfer Agreement, the “Restructuring Documents”).

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

The following chart reflects our organizational structure as of March 23, 2009:

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

Our Growth Strategy

Our objective is to be the largest provider of transportation information products and comprehensive solutions, as well as the largest operator and provider of real time transportation information platform in China. Our strategy for achieving these objectives includes the following key elements:

  Expand geographic footprint to cover all major markets in China - Based on our successful track record and reputation, management sees significant opportunities to grow revenues from existing clients by winning follow-on contracts for subsequent phases of project implementation, and by capitalizing on our first mover advantage and the high cost of switching to other vendors. In addition to our executive offices in Beijing, we have offices established in Shanghai, Chongqing, Taiyuan (Shangxi Province), Chengdu (Sichuan Province), Hangzhou (Zhejiang Province), Huhhot (Inner Mongolia), Urumqi (Xinjiang) and Dalian (Liaoning Province). We currently provide our products and services in over twenty provinces in China. Our long-term plan is to manage our national operations through different offices and identify potential expansion opportunities.

  Strengthen R&D capability to enhance and expand core products and further penetrate customer base – We expect to provide additional value-added services and add-ins to our current platform through continuous research and development, enhancement of our product and service offerings and maintenance of our technological leadership position in our core areas of focus. We believe the continuous refinement of our offerings will make the overall platform more attractive to potential customers.

  Continue to enhance our leadership position in the rapidly growing transportation information technology market – We plan to leverage our strong brand recognition and maintain a high contract bid/win ratio and follow on orders with our transportation information products and services by expanding our sales channels, increasing our product offerings and focusing on customer satisfaction and our other competitive strengths to gain additional market shares.

  Pursue strategic acquisitions to support strong internal growth – We expect that strategic acquisitions will enable our geographic expansion, enhance our technological capabilities or competitive advantages, enrich product and service lines, provide recurring revenue opportunities and propel our expansion into high growth enterprise class markets.

  Explore Opportunities in the large China consumer Market – We believe the Chinese consumer represents a large growth opportunity for us. The number of vehicles is expected to continue to grow. As a result, traffic congestion is becoming a serious concern in many Chinese cities. We provide real-time traffic information on our real-time traffic website. Our real-time traffic software for mobile devices, is pre-installed in some cell phones and can also be downloaded from our website. The growth of automobiles in China and 3G build out will enable the Chinese consumer to make more use of its mobile device and applications such as those that provide real time traffic data.

Our Products and Services

Our core business is developing the Intelligent Transportation Systems, or ITS, in the transportation sector utilizing GIS application software and technologies. We also develop GIS applications in digital city and land & resource areas. When providing services to customers for GIS application software, some of our customers require us to purchase necessary hardware and provide system integration for them. Our major products and services include:

Transportation Planning Information System

Our transportation planning information system is a software system utilized by traffic management engineers to plan roads and water transportation, safety monitoring and conduct strategic planning. The system facilitates the comprehensive management of different information and data required for traffic planning such as national economic data, road and waterway data and digital mapping data. The system provides planners with information search tools, statistical analysis and models to serve planning and organizing needs. We have been providing this system to the Ministry of Communication of PRC for their nationwide transportation planning and analysis purposes.

Pavement Maintenance System

Our pavement maintenance system is a practical business application system developed specifically for pavement data collection and operations management. Based on field data collected by PDA devices and with the support of a backend data center, the system provides multiple functional modules, such as data acquisition, project management, quality management, equipment management, materials management, assessment analysis, business reports and public travel information inquiries. Our pavement maintenance system can quickly identify pavement issues, efficiently process related data, and maintain information in a scientific manner for timely and accurate support. It solves problems arising from the inefficiency of traditional manual operations by allowing complex information from various sources to be easily processed. By the end of 2008, this application was still under development.

Electronic Toll Collection

Electronic Toll Collection, or ETC, is a technology that allows for electronic payment of tolls. An ETC system is able to determine if a car is registered in a toll payment program, alert enforcers of toll payment violations, and debit the participating account. With ETC, these transactions can be performed without the need for vehicles to stop or slow down. We have been continuously enhancing the functionality of our ETC system, which had not been launched into the market by the end of 2008.

Traffic Information Service System

Our Traffic Information Service System is a software system that provides the public with real time road conditions and related information. The system continuously transmits transportation data gathered from sensory devices and displays the results on an e-map interface. The system also supports web based search and analysis applications. The system has been widely applied and integrated into our solutions provided to various governmental agencies.

Taxi Security Monitoring, Commanding and Dispatching Platform

Our Taxi LED GPS Monitoring and Coordinating System is a highly integrated technological system operated with wireless satellite communication. The system can be used to increase safety and oversight in the taxi industry as well as remote supervision and management of public transportation. The system is composed of a GPS monitoring management center, imbedded GIS, an information transmitting center and onboard monitoring terminal modules. The system platform provides taxi authorities with basic information such as the location of an accident, incident time and images from within a taxi. The system also allows for better coordination with emergency services. The system was used in the cities of Urumqi and Huhhot as of December 31, 2008.

GIS-T (Transportation) Middleware

Our GIS-T middleware is based on China’s mainstream traffic GIS platform. The user of our middleware can quickly establish its own application systems without significant customizations. This product has strong applicability in traffic information management, model analysis and visual expression. Our product supports efficient integration of various traffic information models and systems. GIS-T middleware has been widely utilized as technological foundation of many of our transportation information solutions designed for public sector clients.

Traffic Flow Surveying Solutions

We provide transportation management authorities at provincial and municipal levels with traffic flow surveying solutions. These solutions include coil traffic flow detectors, microwave traffic flow detectors and video traffic flow detectors for base stations as well as traffic flow intelligent data centers. We have been providing this solution to multiple provinces in China.

Intelligent Parking System

Our Intelligent Parking System, or IPS, obtains information about available parking spaces, process that information and then presents it to drivers by means of variable message signs. Our system guides drivers in congested areas to the nearest parking facility with available parking spaces and it guides drivers within parking facilities to empty spaces. IPS reduces time and fuel otherwise wasted while searching for empty spaces and helps the parking facilities operate more efficiently. We are one of the first companies in China deploying IPS to serve public and private sector clients.

Red Light Violation Snapshot System

The red light violation snapshot system is used to photograph and record red light violations automatically. The camera captures the violating vehicle, including its license plate number, as it passes through the monitored area. The system also interlinks with a panorama camera to continue photographing the moving vehicle in order to provide comprehensive evidentiary data to authorities. We have been providing this solution to local governmental authorities of transportation.

Intelligent Highway Vehicle Monitoring System

Our highway vehicle monitoring system is used for image snapshot, license plate identification, speed recording, and blacklist database verification of vehicles passing through monitored areas along a given highway. The system consists of a front-end testing unit (camera, video testing module, vehicle tester and LED light) and main control unit (industrial control computer, system management software and communications module). The front-end system uploads images and related data to the command center on real time basis. The central communications server, database server and PC workstation then analyze and manage the uploaded data. The system can be used for automatic vehicle speed testing. The system also assists with traffic flow testing by providing traffic control authorities with relevant traffic data. We have been providing this solution to multiple provinces in China.

Intelligent Traffic Management Platform

Our intelligent traffic management platform is a comprehensive GIS based traffic management platform specially developed for urban traffic command centers. This platform functions as an interface for all ITS subsystems and is the integral element for our intelligent traffic management system. The intelligent traffic management platform allows for the capture of visual images from monitored roads, provides evidence of traffic violations at monitored intersections and records the number of vehicles passing through major urban entrances and exits, among other things. In 2008, we successfully provided real time traffic management solution based on the intelligent traffic management platform to serve the 2008 Olympic Games in Beijing.

Dynamic Traffic Information Service Platform

Our dynamic traffic information service platform collects, processes and distributes traffic information. By utilizing arithmetic models based on moving vehicles, the system provides complete dynamic road traffic flow information. The platform also collects, processes and distributes traffic event information. The system can be used to distribute data through several different communication channels, including GPRS, EDGE, CDMA, 3G, RDS-TMC, DAB/DMB, CMMB, Internet and call centers. Our platform captures dynamic traffic information that then can be used for in-car GPS equipment, personal navigation devices (PND), intelligent handsets (Windows Mobile/S60/KJAVA), UMPC, Internet and other terminals. By the end of 2008, we had been continuously enhancing the accuracy rate of current version of the platform and in the process of adding forensic features to the existing version.

Intelligent Public Transport System

Our intelligent bus traffic system inserts information technology into traditional bus traffic systems. Our system optimizes bus traffic routes and helps to improve service levels and management of urban bus traffic. The objective of our intelligent bus system is to realize efficiency in urban public transportation systems and to ensure the safe operation of bus systems while increasing the quality of bus transportation. By the end of 2008, we had been continuously enhancing the functionalities of this system.

Palmcity Navigation Engine

Our PalmCity Explore Navigation Engine is an internet and mobile application based open navigation system, which integrates mapping and navigation into Windows CE (Windows Mobile) and internet applications. By integrating map data, point of interest data storage and management, navigation application development and navigation application framework, PalmCity Explorer Navigation Engine helps navigation application developers and navigation system manufacturers develop unique products and services. We offered our navigation engine in our cell phone real time traffic software mapping add-ons to cell phone manufacturers in 2008.

Comprehensive Location Based Service Platform

Our comprehensive location based service platform is a comprehensive transportation information service platform based on GIS, GPS, ITS and communication technologies. By integrating the latest e-maps of China, highway and city road information, vacant parking spaces, environment and weather information, the system enables real time traffic information, collection, transmission and reporting so as to provide navigation, bus transfers, real time road conditions and location search tools. By the end of 2008, we had been continuously enhancing the functionalities of this system.

Digital City

We provide a full range digital services to many cities in China using a Plan-Construct-Operate model. We analyze different requirements of different regions or cities and design specific information technology systems and digital construction based on a city’s unique requirements. Our typical clients in this segment are local governments, public service departments and enterprises.

2-D and 3-D GIS

We provide software platforms that utilize two-dimensional GIS. Two-dimensional GIS defines and presents special data utilizing an “X” and “Y” axis. Beginning in the 1960s, two-dimensional GIS was widely applied in a variety of sectors, including land management, power, telecommunications and city planning. We also provide software platforms that utilize three-dimensional GIS. Three-dimensional GIS defines and presents special data utilizing an “X”, “Y” and “Z” axis. Compared with two-dimensional GIS, three-dimensional GIS defines special data in a more accurate manner, and can present both the plane and the vertical spatial relation. Moreover, three-dimension GIS can present and analyze more complicated spatial objectives than Computer Aided Design (CAD) and other visualized software. Three-dimensional GIS is better suited for exploration, resource assessment, disaster warning, and production management. It is widely applied in many sectors such as in natural resources (i.e. mineral resources, water resources, etc.) and geology.

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

Digital City

Digital City sector is designed to aid the Chinese government’s initiative to outfit all major cities with broadband, wireless internet access, and information technology infrastructure. Many cities in China, especially in southern China, have experienced rapid economic developments since early 90s. However, the information infrastructures construction in these cities does not match their economy developments. We are one of the pioneers to develop the “Digital City” concept in China . We provide full range digital services to many cities in China with the model of “Planning-Construction-Operation”. We analyze different requirements of different regions or cities and designs specific information technology systems based on unique requirements. Typical clients include local governments, public service departments and enterprises.

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

Our Intellectual Property

The following table illustrates the title of different copyrights that we own, their registration numbers, first publication dates, issuance dates, and durations, as well as the significance levels of such copyrights. The significance levels of the copyrights are divided into A, B, C three levels. “A” represents “Frequently Used in our products and services”, “B” represents “Occasionally Used in our products and services”, and “C” represents “Rarely Used in our products and services”.

Copyright Title	Certificate Number	Registration Number	First Publication Date	Issue Date	Expiration Date	Materiality Level

Computer Software Copyright Registered Certificate (JTLWeb V1.0)	028661	2004SR10260	09.08.2004	10.21.2004	12.31.2054	A

Computer Software Copyright Registered Certificate ( Land & Resources and House Affairs Information System V1.0)	027924	2004SR09523	06.15.2004	09.29.2004	12.31.2054	A

Computer Software Copyright Registered Certificate (GeoPad V1.0)	002827	2002SR2827	09.01.2002	09.24.2002	12.31.2052	B

Computer Software Copyright Registered Certificate (Command System of Meeting Urgent Need for Urban Public Emergencies V1.0)	009303	2003SR4212	05.10.2003	06.9.2003	12.31.2053	B

Computer Software Copyright Registered Certificate (GeoWeb V1.0)	006881	2003SR1790	09.05.2002	03.19.2003	12.31.2053	B

Computer Software Copyright Registered Certificate (EnvMonitor 1.0)	004358	2002SR4358	05.18.2002	12.6.2002	12.31.2052	A

Computer Software Copyright Registered Certificate (TranPlan 1.0) V1.0	003664	2002SR3664	06.18.2002	11.11.2002	12.31.2052	A

Computer Software Copyright Registered Certificate ( (e-Gov.Suite 1.0) V 1.0)	000823	2002SR0823	05.23.2002	07.04.2002	12.31.2052	B

Computer Software Copyright Registered Certificate (Sm@rtOA 1.0) V 1.0	000824	2002SR0824	09.28.2001	07.04.2002	12.31.2052	B

Computer Software Copyright Registered Certificate (WebMap Engine) V 1.0	0009123	2001SR2190	07.08.2001	07.30.2001	12.31.2051	B

Computer Software Copyright Registered Certificate (Environment Geo V 1.0)	062877	2006SR15211	11.30.2005	10.31.2006	12.31.2056	B

Computer Software Copyright Registered Certificate (Environment Protection Emergency Conduct System V 1.0)	062879	2006SR15213	11.30.2005	10.31.2006	12.31.2056	B

Computer Software Copyright Registered Certificate (Land and Resources Files’ Collection System V 1.0)	063008	2006SR15342	06.30.2006	11.02.2006	12.31.2056	B

Computer Software Copyright Registered Certificate(Embed-3D-GIS V1.0)	071603	2007SR05608	01.30.2007	04.17.2007	12.31.2057	B

Computer Software Copyright Registered Certificate(Environment Protection Emergency Conduct System V 1.0)	063509	2006SR15843	04.30.2006	11.13.2006	12.31.2056	A

Computer Software Copyright Registered Certificate(Environment Information System V 1.0)	063510	2006SR15844	04.30.2006	11.13.2006	12.31.2056	A

Computer Software Copyright Registered Certificate(Land and Resources Information Management System V 1.0)	063508	2006SR15842	06.30.2006	11.13.2006	12.31.2056	B

Computer Software Copyright Registered Certificate(GeoWeb For Linux) V1.0	086634	2007SR20639	05.10.2007	12.24.2007	12.31.2057	A

Computer Software Copyright Registered Certificate (Water Carriage Information System) V1.0	BJ10658	2008SRBJ035 2	06.25.2006	02.03.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Intelligent Parking Guide System) V1.0	BJ10662	2008SRBJ035 6	06.30.2007	02.03.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Urban Geological Information Management and Services System) V1.0	BJ10679	2008SRBJ037 3	10.10.2007	02.03.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Exploiter Navigation Software V1.0)	BJ10485	2008SRBJ017 9	11.20.2007	01.16.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Location Services Platform System V 1.0)	088919	2008SR01740	11.15.2007	01.24.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Taxi Security Alarm System Certificate (V1.0)	BJ16618	2008SRBJ631 2	11.22.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(City One Card Solution Consumption Real Time Transaction System) V1.0	BJ16638	2008SRBJ633 2	09.12.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Taxi Monitoring Management System v1.0)	BJ16626	2008SRBJ632 0	11.18.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Taxi Calling System V1.0)	BJ16653	2008SRBJ634 7	09.18.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Advertisement Contract Management System V1.0)	BJ16612	2008SRBJ630 6	10.21.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Advertisement Business Information Processing System V1.0)	BJ16639	2008SRBJ633 3	09.26.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Media Call Center Business Management System V1.0)	BJ16620	2008SRBJ631 4	10.27.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Real Time Information Broadcasting System V1.0)	BJ16615	2008SRBJ630 9	09.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Electronic Project Management System V1.0)	BJ16795	2008SRBJ648 9	10.20.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Data Collection System V1.0)	BJ16796	2008SRBJ649 0	09.18.2008	12.13.2008	12.31.2058	C

Computer Software Copyright Registered Certificate(Employee Information Management System V1.0)	BJ16809	2008SRBJ650 3	11.20.2008	12.13.2008	12.31.2058	C

Computer Software Copyright Registered Certificate(Digitalization Assets Management System V1.0)	BJ16797	2008SRBJ649 1	06.10.2008	12.13.2008	12.31.2058	C

Computer Software Copyright Registered Certificate(Logistics Information System V1.0)	BJ16793	2008SRBJ648 7	01.20.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Students Archive Management System V1.0)	BJ16808	2008SRBJ650 2	12.10.2007	12.13.2008	12.31.2058	C

Computer Software Copyright Registered Certificate(Product Selling Monitoring System V1.0)	BJ16792	2008SRBJ648 6	01.20.2007	12.13.2008	12.31.2058	C

Computer Software Copyright Registered Certificate(E-business Shopping System V1.0)	BJ16794	2008SRBJ648 8	08.16.2007	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Expressway ETC System V1.0)	BJ16694	2008SRBJ638 8	10.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(GIS-T Expressway Equipment Management System V1.0)	BJ16771	2008SRBJ646 5	10.21.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Highway Data Collection and Distribution System V1.0)	BJ16770	2008SRBJ646 4	10.29.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Highway Transportation Indication System V1.0)	BJ16769	2008SRBJ646 3	08.20.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Expressway Emergency Command and Monitoring System V1.0)	BJ16699	2008SRBJ639 3	09.10.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Traffic Information Service System V1.0)	BJ16751	2008SRBJ644 5	10.22.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Urban Intelligent Traffic Management System V1.0)	BJ16906	2008SRBJ660 0	12.20.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Urban Traffic Information Decision-making and Analysis System V1.0)	BJ16926	2008SRBJ662 0	11.18.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Appropriative GIS V1.0)	BJ16928	2008SRBJ662 2	12.10.2007	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Highway Information Total Solution and Decision-analysis System V1.0)	BJ16927	2008SRBJ662 1	05.18.2007	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Red Light Violation Snapshot System V1.0)	BJ16905	2008SRBJ659 9	09.20.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Highway Vehicles Intelligent Testing and Recording System V1.0)	BJ16876	2008SRBJ657 0	11.20.2007	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Public Sanitation Quality Monitoring and Alarm System V1.0)	BJ16457	2008SRBJ615 1	10.30.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Human Resource Management System V1.0)	BJ16428	2008SRBJ612 2	10.20.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Local Sanitation Information Platform V1.0)	BJ16450	2008SRBJ614 4	10.10.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Management Competition Imitation Platform V1.0)	BJ16424	2008SRBJ611 8	10.14.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Disabled Association Job Information Management System V1.0)	BJ16473	2008SRBJ616 7	09.08.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Message Service Platform V1.0)	BJ16423	2008SRBJ611 7	09.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Telecom Value-added Service System V1.0)	BJ16422	2008SRBJ611 6	10.25.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Emergency Command and Prevention System V1.0)	BJ16472	2008SRBJ616 6	10.22.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Palmcity WebGIS Engine V1.0)	BJ16589	2008SRBJ628 3	04.10.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Mobile Map Software V1.0)	BJ16591	2008SRBJ628 5	05.10.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Multiple-source Traffic Information Integration System V1.0)	BJ16629	2008SRBJ632 3	08.26.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Palmcity Traffic information collection System V1.0)	BJ16605	2008SRBJ629 9	10.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(PalmCity Floating Car Data Processing System V1.0)	BJ16628	2008SRBJ632 2	05.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(PalmCity Information Exchange Platform V1.0)	BJ16631	2008SRBJ632 5	06.21.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(PalmCity In-car PND Comprehensive Information System V1.0)	BJ16617	2008SRBJ631 1	10.31.2007	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Super GIS Data Comprehensive Integration System V1.0)	BJ16604	2008SRBJ629 8	10.26.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Water Transportation Flow Investigation VTS System V1.0)	BJ16641	2008SRBJ633 5	11.12.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Highway Traffic Flow Investigation Data Center V1.0)	BJ16507	2008SRBJ620 1	09.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Highway Traffic Flow GIS System V1.0)	BJ16476	2008SRBJ617 0	10.27.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Highway Traffic Flow Investigation Equipment Long-distance Monitoring Platform V1.0)	BJ16557	2008SRBJ625 1	09.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Coil Traffic Flow Data Collection System V1.0)	BJ16621	2008SRBJ631 5	10.28.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Video Traffic Flow Data Collection System V1.0)	BJ16643	2008SRBJ633 7	11.20.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Video Traffic Flow Investigation - Digital Image Processing System V1.0)	BJ16622	2008SRBJ631 6	11.06.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate(Video Traffic Flow Investigation Watching-dog System V1.0)	BJ16627	2008SRBJ632 1	10.10.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate(Yootu Real-Time Road Condition Information Processing and Releasing Software V1.0)	77504	2007SL11509	05.01.2007	08.01.2007	12.31.2057	A

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

Our Major Customers

The following table provides information on our most significant clients in fiscal year 2008.

TOP TEN CLIENTS IN 2008

No.	Name	Description of Client	Sales (in thousands of US dollars)	Percentage of Total Sales

1	Beijing Zhongjiaokeruan Technology Co., Ltd.	High-tech company in transportation information application development	3,209	10.93%

2	United Real Estate Development Co., Ltd.	A real estate development company	1,919	6.53%

3	Transportation Planning & Research Institute	An institute under Ministry of Communication	1,826	6.22%

4	Beijing Feiwu Technology Co., Ltd.	High-tech company in telecom and electronic products	1,661	5.66%

5	Beijing Municipal Bureau of Land & Resources	City-level governmental land and resource department	1,593	5.42%

6	Beijing Xiangxian Technology Co., Ltd.	High-tech company in environmental application development	1,515	5.16%

7	China Construction 1st Division Group Construction & Development Co., Ltd.	A state-owned construction company	1,489	5.07%

8	Beijing Aoran High-tech Industrial Co., Ltd.	High-tech company in electronic products	1,338	4.55%

9	Beijing Transportation Information Center	City-level governmental transportation department	1,282	4.36%

10	Beijing Transportation Committee	City-level governmental transportation department	1,107	3.77%

	TOTAL		16,939	57.67%

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

Online Service

On December 11, 2001, the State Council of China promulgated the Regulations on the Administration of Foreign Invested Telecommunication Enterprises (the “FITE Regulations”) , which became effective on January 1, 2002. Under the FITE Regulations, a foreign entity is prohibited from owning more than 50% of equity of a provider of value-added telecommunications services in China, which include internet content provision services. In addition, the current Catalogue of Industries for Guiding Foreign Investment (Revised 2007) prohibits a foreign investor from investing in businesses such as news websites and web streaming audio-visual services. As a result, if we or our former Chinese subsidiaries had invested directly in the value-added telecommunications services in China, we would have had at most 50% of the ownership of the business and thus only consolidated no more than 50% of the revenues generated from such business.

Taxi Advertising

For an advertising business involving foreign investment, there have been rigid overseas operation requirements on the foreign investors under the current Chinese laws. Pursuant to the Provisions on Administration of Foreign Invested Advertising Enterprises promulgated by the State Administration for Industry & Commerce and the Ministry of Commerce of China on March 2, 2004, for a wholly foreign owned advertising enterprise, the foreign investors must have at least three years of direct operations in the advertising business outside of China. In case of a joint venture, foreign investors must have at least two years of direct operations in the advertising business outside of China. However, a domestic company without direct foreign investment is not subject to any of these restrictions.

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

We believe that the following competitive strengths enable us to compete effectively in the transportation information industry:

  Leading-Edge R&D Team - Our research and development team has a strong and extensive technology background and was an early entrant into the three-dimensional Geographic Information System, or GIS, market. The head of our research and development team was the lead engineering architect of the first three-dimensional GIS platform software in China (Chinese Excellence Software Award, 1995).

  R&D Affiliation with Peking University – Through our early alliance with Peking University, we developed a strong and extensive technology background and we have access to the university’s research labs and PhDs. Under the cooperation agreement between our VIE Entity, PKU and Earth and Space College of Peking University, we have access to the university’s GeoSIS Research Lab and its team of over 30 PhDs and researches who support our R&D initiatives. Peking University is a 3% owner of PKU.

  Award Winning Technology - Since inception, we have won over nine product awards, including the National Transportation Planning System and Digital City Program award. The awards are indicative of the technological leadership of our Intelligent Transportation System, or ITS and give customers a sense of security that they are purchasing a quality product.

  Brand Image - We have built a valuable brand image through our track record of successful execution of projects for customers in various sectors. We provide products and services, including value-added services to meet maintenance and technology upgrade requirements, to our governmental and other customers. Our customers include central, provincial and municipal government agencies, construction, real estate development and high-tech companies. We plan to leverage our brand image to obtain new and recurring business.

  Superior Management - Three members of our executive management team were the first GIS software developers in China. Collectively, they have more than 34 years of experience with GIS, and each has been with PKU since its early days. They are complemented by two executives with extensive finance and corporate financial reporting experience.

  Operational and Quality Management - We are ISO9000 certified and conduct internal performance assessments three times per year. Being in close proximity to two of China’s top universities, we have many qualified candidates to choose from for our hiring needs. We subject our potential hires to a rigorous review of their academic and technical skills. We also screen each candidate’s background for potential conflicts of interest and in order to avoid the possible appearance of impropriety in our dealings with government agencies.

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

Domestic Chinese Competitors

  Beijing E-Hualu Info Technology Co., Ltd. (E-Hualu) - Founded in 2001, based in Beijing, E-hualu is involved in the business of design and construction of intelligent traffic projects, and the urban traffic command center software development and system integration technology. E-Hualu has developed a series of traffic management application software & hardware systems with independent intellectual property and cooperated with police departments for urban public security and traffic command center constructions.

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

Number of
Department	Employees
Software Development	140
Quality Control	34
Sales and Marketing	73
Administration	63
Human Resources	8
Finance	22
Total	340

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

PART II

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

Results of Operations

For the year ended December 31, 2008, our revenues increased to $29.4 million, an increase of 147.55% over 2007. Gross profit was up 163.96% from the previous year, increasing from $6.25 million to $16.5 million, and operating income reached $11.42 million, an increase of 135.45% . Finally, the Company’s net income for the year increased 150.85% to $11.09 million from $4.42 million in 2007.

As these results show, the Company had a successful year of significant growth in 2008. It was a year of transition for the Company as we evolved from our foundation as a Geo-GIS custom software producer to a comprehensive transportation information solutions provider. As a result, transportation products and solutions have continued to comprise an increasingly large portion of our revenue throughout the year. For 2008, revenue from this area accounted for 62.76%, growing from 39.53% in 2007. Our digital city and land resources urban planning software accounted for the remainder.

In 2008 we continued to provide customized transportation related software solutions to the national government and provincial level governments across China with high bid-win rate of approximately 90%. One of our most high profile contracts was with the Beijing Traffic Management Bureau to build a traffic application system for use during the Olympic Games. Despite its initial intent for the Olympic village area, it was subsequently expanded to cover the entire city. In addition to this, the Company was contracted by the government to provide real time traffic data during the Olympics over personal navigation devices, or PNDs, a restricted access communication device used only in official vehicles. With a high degree of brand recognition and strong governmental relationships, we believe that we will continue to work closely with various governmental agencies to accommodate China’s continued transportation planning needs.

Our consumer-targeted new real time traffic data application business was also successfully launched this year. We have expanded our real time data source network to 10 cities. Our first product related to this was launched in summer of 2008 as the first cell phone-based real time traffic navigation application in China. We expect that more high-end cell phone manufactures will install this function on new handsets to satisfy growing consumer demand for real time traffic data.

Generating comprehensive, accurate data is one of the key goals for our real time data business. As such, we operate our exclusive taxi media platforms to help us collect real time data from moving vehicles. These hardware and software platforms are installed in a city’s fleet of taxis and allow us to generate traffic data based on the speed and location of a taxi. With roof mounted LED screens which are part of the system, we were also able to broadcast advertisements from which we generate revenue. In 2008 we were able to expand our geographic scope for this service area as we began installing our system in Huhhot, the capital city of Inner Mongolia Autonomous Region in the beginning of the year. In the fourth quarter of 2008, we added Dalian, a large coastal city in northeastern Liaoning province, as a new market.

A major part of our growth strategy to develop our transportation information products and services in 2008 focused on acquisitions. Early in 2008 we acquired China TransWiseway Information Technology Co., Ltd., a high tech enterprise specializing in highway traffic monitoring projects. Subsequent to this, we acquired Dalian Dajian Zhitong Information Service Co., Ltd., the holder of the rights to Dalian’s taxi advertisements. In the fourth quarter of 2008, we acquired Shanghai Yootu Information Technology Co., Ltd., a Shanghai-based real time traffic data provider. Through these strategic acquisitions we have broadened our geographic range, and acquired new technologies which complement our existing products, enabling us to accelerate the development of new services and product solutions.

Fiscal Year ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

The following tables set forth key components of our results of operations for the periods indicated, in dollars and percentage of revenues and key components of our revenue for the periods indicated in dollars.

	Years Ended
	December 31,
	2008	2007

	$	$

Revenues	29,370,463	11,864,629
Cost of sales	12,867,258	5,612,372

Gross profit	16,503,205	6,252,257

Selling, general and administrative expenses	5,081,502	1,401,169)

Operating income	11,421,703	4,851,088

Other income and (expenses)
Interest income	68,782	60,289
Interest expenses	(135,120)	(13,968)
Subsidy income	530,100	146,058
Decrease in fair value of warrant liability	-	64,359
Other income (expense)	32,170	160,446

Income before income taxes and minority interest	11,917,634	5,268,272

Income taxes	(62,955)	450,606
Minority interest	(764,201)	(396,585)

Net income	11,090,477	4,421,081

	Years Ended
	December 31,
	2008	2007

As a percentage of Revenues

Revenues	100.00%	100.00%
Cost of sales	43.81%	47.30%

Gross profit	56.19%	52.70%

Selling, general and administrative expenses	17.30%	11.81%

Operating income	38.89%	40.89%

Other income and (expenses)
Interest income	0.23%	0.51%
Interest expenses	(0.46% )	(0.12% )
Subsidy income	1.80%	1.23%
Decrease in fair value of warrant liability	0.00%	0.54%
Other income (expenses)	0.11%	1.35%
Income before income taxes and minority interest	40.57%		44.40%

Income taxes	0.21%		3.80%
Minority interest	(2.60%	)	(3.34%	)

Net income	37.76%		37.26%

Revenues. Revenues increased approximately 17.5 million, or 147.55% to approximately $29.4 million for the year ended December 31, 2008, from approximately $11.9 million in 2007. Approximately 78.50% of this increase is attributable to the increase of our Transportation business in 2008, which had approximately 292.99% increase year over year comparing to 2007. Such an increase mainly resulted from the Company’s major business focus shifting to Transportation business late 2007 and the rapidly developing market opportunities in the transportation information sector in China. Approximately 16.72% of the increase in our 2008 revenue is attributable to the increase in Digital City business, which had about 53.62% increase compared to 2007. Even though we put less focus on Digital City business in 2008, we believe this business is still experiencing healthy growth in China. Land and Resource and Other businesses accounted for the remaining increase of our revenues in 2008. We believe that the overall sales increased also as a result of the growing recognition of our brand name and technology. During 2008, the Company achieved a win rate of approximately 90 percent for project bids and also were able to secure more contracts from recurring clients.

The following table illustrates the revenues from the Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

		Percentage
	Year Ended	of	Year Ended	Percentage of
	December 31,	Total	December 31,	Total
	2008	Revenues	2007	Revenues

Transportation	$18,432,187	62.76%	$4,690,206	39.53%

Digital City	8,387,422	28.56%	5,459,863	46.02%

Land & Resources	2,475,023	8.42%	1,321,757	11.14%

Other	75,831	0.26%	392,803	3.31%

Total	$29,370,463	100.00%	$11,864,629	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 91.32% and 85.55% of our sales for the years ended December 31, 2008 and 2007, respectively. Sales in Land & Resources account for less than 12% of total sales over each of periods indicated above. Our success ratio when bidding on new contracts, was approximately 90% during the year ended December 31, 2008.

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

The following table illustrates in detail the items constituting our costs of goods sold.

	Year ended	Year ended
	December	December
Cost Item	31, 2008	31, 2007
Salary	$1,311,126	$771,700
Hardware	5,647,874	4,053,972
Software licenses	1,494,675	250,174
Outsourcing	3,618,116	245,743
Others	795,467	290,783
Total	$12,867,258	$5,612,372

Gross Profit. Our gross profit increased approximately $10.25 million, or 163.96%, to approximately $16.5 million for the year ended December 31, 2008, from approximately $6.25 million in 2007. Gross profit as a percentage of revenues was 56.19% for the year ended December 31, 2008, an increase of 3.49% from 52.70% in 2007. Our gross profit increase was mainly attributable to the increase of sales in 2008 in general. However, our gross profit increase outperformed our revenue increase from 2007 to 2008 by about 11.11%, which was mainly due to the higher increase in sales of Transportation business than that of Digital City business in 2008. Our Transportation business normally has higher margin software components as a percentage of total sales than Digital City business.

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

Income Taxes . Income Taxes . China TransInfo Technology Corp. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China TransInfo Technology Corp. had no United States taxable income in 2008 fiscal year.

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

Net Income . Net income increased approximately $6.67 million, or 150.85%, to $11.09 million in 2008 from approximately $4.42 million in 2007, as a result of the factors described above.

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

Operating Activities:

Net cash provided by operating activities was approximately $2.51 million in fiscal year ended December 31, 2008, which is an increase of approximately $2.42 million from approximately $0.09 million net cash provided by operating activities in fiscal year ended December 31, 2007. Such increase of net cash provided by operating activities was primarily attributable to the increase of our sales and net profit for 2008 compared to 2007. However, we experienced significant increase in cost and estimated earnings in excess of billings on uncompleted contracts in 2008 compared to 2007 mainly due to the fact that our working schedules were ahead of billings based on the payment terms of certain contracts, which negatively affected our cash flows from operations. We also experienced the increase in other receivable, which consists mainly of performance bonds that we put into escrow accounts set up by our customers for contract performance purposes. Such increases were in correlation to the increase of our sales and also negatively impacted our cash from operations. We also had increases in accounts receivable and accounts payable, which were mainly due to the increase of sales and business scale.

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

Principles of Consolidation —The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly owned subsidiaries Oriental Intra-Asia Entertainment (China) Limited (“Oriental Intra-Asia”), Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd. (“Beijing Tian Hao”), Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”), Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), China TranWiseway Technology Co., Ltd. (“China TranWiseway”), Dalian Dajian Zhitong Information Service Ltd. (“Dajian Zhitong”), Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”) and its variable interest entity China TransInfo Technology Group Co., Ltd. (“Group Company”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include accrued warranty costs, as well as revenue and costs recorded under the percentage-of-completion method. Actual results could differ from those estimates.

Cash Equivalents —The Company classifies all highly liquid investments purchased with a maturity of three months or less as cash equivalents.

Accounts Receivable —Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts amounted to $32,439 as of December 31, 2008.

Property and Equipment —Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

Revenue Recognition —Most of the Company’s revenues are on contracts recognized using the percentage-of-completion method, measured by the ratio of costs incurred to date to estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies and travels. General and administrative costs are charged to expense as incurred. Losses on contracts are recorded in full as they are identified.

We also have very limited system maintenance and technology upgrade services for the systems/platforms we have built for clients. In most cases, such service revenue were secured on separate contracts basis. Such service revenues are recognized ratably over the service periods.

During the year ended December 31, 2008, the Company offered limited taxi media advertising. The Company recognized deferred revenue when cash is received, but the revenue has not yet been earned. Taxi media advertising revenue is billed to the customer and recognized when the advertisement is published.

Research and Development —Research and development costs represent the costs of designing, developing and testing products and are expensed as selling, general and administrative expenses as incurred.

Share-Based Payments —The Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments” (“SFAS No. 123R”) effective January 1, 2006. SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No.123R generally requires such transactions be accounted for using a fair-value-based method. The Company has never issued any stock options to any employees.

Income Taxes —Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against deferred tax assets if it is more likely than not that all, or some portion, of such assets will not be realized.

Effective January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 , Accounting for Income Taxes .. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

Impairment of Long-Lived Assets —The Company adopts SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that no impairments of long-lived assets currently exist.

Issuance of Shares by Subsidiaries— Sales of stock by a subsidiary is accounted for in accordance with Staff Accounting Bulletin Topic 5H, “Accounting for Sales of Stock by a Subsidiary.” The Company has adopted the capital transaction method to account for subsidiary stock sales. Accordingly, increases and decreases in the Company’s share of its subsidiary’s net equity resulting from subsidiary stock transactions are recorded on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as increases or decreases to Additional paid-in capital.

Concentrations of Credit Risk —Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the year ended December 31, 2008, bad debt expenses totaled RMB 219,012 or $31,571.

Statement of Cash Flows —In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment —The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of China IRAE are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

In accordance with SFAS No. 52, “ Foreign Currency Translation, ” the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

As of December 31, 2008 and 2007, the exchange rates between the RMB (¥) and the USD ($) were ¥ 1=$0.1467 and ¥ 1=$0.1371, respectively. The weighted-average rates of exchange between the RMB and the USD as of December 31, 2008 and 2007 were ¥ 1=$0.14415 and ¥ 1=$0.13167, respectively. Total translation adjustment recognized as of December 31, 2008 and 2007 is $2,499,893 and $887,184, respectively.

Comprehensive Income —Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, “ Business Combinations - Revised 2007 ,” which replaces FASB Statement No. 141, “ Business Combinations .” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “ Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3. ” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements. The adoption of SFAS No. 141(R) changes our accounting treatment for business combinations on a prospective basis effective January 1, 2009. The Company is currently evaluating the impact of SFAS 141(R) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Stateme0147nts - an amendment of ARB No. 51, ” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning as of January 1, 2009.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Zhihai Mao, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Zhihai Mao concluded that as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statement are set forth beginning on page F-1 of the Report

• Report of Independent Registered Public Accounting Firm	F-2
• Consolidated Balance Sheets	F-3 – F-4
• Consolidated Statements of Operations and Comprehensive Income	F-5
• Consolidated Statements of Changes in Stockholders’ Equity	F-6
• Consolidated Statements of Cash Flows	F-7 – F-8
• Notes to Consolidated Statements	F-9 - F-26

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

14	Business Ethics Policy and Code of Conduct [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 14, 2007].
21	Subsidiaries of the Company.***
23.1	Consent of Simon & Edwards, LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.
*** Previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China TransInfo Technology Corp.
By:	/s/ Shudong Xia
Shudong Xia
Chief Executive Officer

Date: December 28, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shudong Xia	President and Chief Executive Officer	December 28, 2009
Shudong Xia	(Principal Executive Officer)

/s/ Zhihai Mao	Chief Financial Officer (Principal Financial	December 28, 2009
Zhihai Mao	Officer and Principal Accounting Officer)

*	Vice President
Zhibin Lai

*	Vice President of Research and Development
Zhiping Zhang

*	Vice President of Finance, Treasurer and
Danxia Huang	Director

*	Director
Jay Trien

*	Director
Zhongsu Chen

*	Director
Dan Liu

*	Director
Brandon Ho-Ping Lin

*	Director
Dongyuan Yang

*By: /s/ Shudong Xia		December 28, 2009
Attorney-in-fact

EXHIBITS

Exhibit No.	Description
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

14	Business Ethics Policy and Code of Conduct [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 14, 2007].
21	Subsidiaries of the Company.***
23.1	Consent of Simon & Edwards, LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith
** Represents management contract or compensatory plan or arrangement.
*** Previously filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3 – F-4
Consolidated Statements of Operations and Comprehensive Income	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7-F-8
Notes to Consolidated Statements	F-9-F-26

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated	Total
	Shares	Amount	Capital	Earnings	Gain	Equity

Balance, January 1, 2006	-	$-	$2,416,000	$475,776	$52,484	$2,944,260
Translation adjustments					162,286	162,286
Net income for the year				2,986,890		2,986,890
Balance, January 1, 2007	-	-	2,416,000	3,462,666	214,770	6,093,436
Conversion of convertible notes	12,769	13	26,802			26,815
Issuance of common shares for warrant converted cashlessly	239,023	239	(239)			-
Issuance of common shares to former directors	40,000	40	(40)			-
Cancelled 2,043,783 shares of common stock	(2,043,784)	(2,044)	2,044			-
Recapitalization on reverse acquisition	19,561,432	19,561	6,295,707			6,315,268
Issuance of common shares	1,777,778	1,778	3,198,222			3,200,000
Issuance of common shares for services in connection with reverse merger	13,889	14	(14)			-
Issuance of warrant for services in connection with reverse merger			(1,104,166)			(1,104,166)
Paid Transaction Cost debit to APIC			(1,492,361)			(1,492,361)
Effect of subsidiary equity transactions			323,247			323,247
Warrants issued for services valued at $5.0 per share			200,105			200,105
Reclassification of warrant liability			1,039,807			1,039,807
Net income for the year				4,421,081		4,421,081
Translation adjustments					672,414	672,414
Balance, January 1, 2008	19,601,107	19,601	10,905,114	7,883,747	887,184	19,695,646
Issuances of Common Stock	2,586,207	2,586	14,997,414			15,000,000
Paid Transaction Cost debit to APIC			(1,794,660)			(1,794,660)
Stock-based compensation			217,756			217,756
Effect of subsidiary equity transactions			329,266			329,266
Translation adjustments					1,612,709	1,612,709
Net income for the year				11,090,477		11,090,477
Balance, December 31, 2008	22,187,314	$22,187	$24,654,890	$18,974,224	$2,499,893	$46,151,194

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007
Cash flows from operating activities:
Net income	$11,090,477	$4,421,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	200,746	41,915
Bad debt	31,571	-
Deferred income tax	55,531	450,606
Minority interest	764,201	396,585
Warrants issued for service	-	200,105
Stock-based compensation	217,756	-
Loss on disposal of fixed assets	11,747	-
Change in fair value of warrant liability		(64,359)
(Increase) Decrease in assets:
Restricted cash	(932,126)	(102,524)
Accounts receivable	(2,634,838)	(1,247,452)
Prepayments	(1,035,964)	(1,089,273)
Other receivable	(1,852,411)	(577,078)
Cost and estimated earnings in excess of billings on uncompleted contracts	(8,088,233)	(1,913,123)
Inventory	185,993
Other current assets	234,892	(129,788)
Decrease (Increase) in liabilities:
Accounts (notes) payable	4,471,898	261,572
Billings in excess of costs and estimated earnings on uncompleted contracts	(613,988)	(96,324)
Customer deposits	66,382	-
Other payable and accrued liabilities	338,283	(466,400)
Net cash provided by operating activities	2,511,917	85,543

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007
Cash flows from investing activities:
Cash from acquisitions	$294,872	$9,199,660
(Increase) Decrease in loan to others	-	277,297
Payment of cash to the shareholders of the accounting acquirer	-	(2,000,000)
(Increase) Decrease in other non-current assets	(147,489)	12,018
Proceeds from disposal of fixed assets	26,072	-
Purchases of fixed assets	(6,037,957)	(3,236,664)
Purchases of intangible assets and goodwill	(4,537,334)	-
Net cash provided by (used in) investing activities	(10,401,836)	4,252,311

Cash flows from financing activities:
Increase in due to related parties	441,737	-
Proceeds from (payments of) short-term borrowings	2,883,000	(658,350)
Net change in minority interests	300,775	-
Payable for acquiring subsidiary	86,490	-
Payments to related parties	(190,878)	-
Increase in customer deposit	144,150	-
Merger (issuance) costs to be charged directly to equity	(1,794,660)	(1,492,361)
Proceeds from issuing shares	15,000,000	3,200,000
Net cash provided by financing activities	16,870,614	1,049,289

Effect of foreign currency exchange translation	299,531	133,931

Net increase in cash	9,280,226	5,521,074

Cash - beginning	6,842,238	1,321,164
Cash - ending	$16,122,464	$6,842,238

Supplemental disclosures:
Interest paid	$135,120	$13,986

Income taxes paid	$847	$-

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business —China TransInfo Technology Corp. (the “Company”) was originally incorporated in Nevada on August 3, 1998, under the name R & R Ranching, Inc. to breed bison. In about March 2003, R & R Ranching Inc. sold its bison to Blue Sky Bison Ranch, Ltd.

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

Beijing Tian Hao Ding Xing Technology Co., Ltd. (“Beijing Tian Hao”) is engaged in the business of GIS application research and development. Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”) was established on October 12, 2007 with registered capital of RMB 10 million. Beijing Zhangcheng Science is engaged in the business of GIS application development for real time traffic information reporting. Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”) was set up on June 8, 2008 with registered capital of RMB 5 million ,Beijing Zhangcheng Media is mainly engaged in taxi media advertising business. Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”) was established on February 6, 2007 with registered capital of RMB 2 million, Yootu is engaged in the business of real time traffic data application research and development. Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”) was established on January 25, 2008 with registered capital of RMB 10 million.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Xinjiang Zhangcheng is mainly engaged in taxi media advertising business. China TranWiseway Technology Co., Ltd. (“China TranWiseway”) was established on June 28, 2004 with registered capital of RMB 0.5 million. China TranWiseway is engaged in the business of traffic surveying technology applications. Dalian Dajian Zhitong Information Service Ltd. (“Dajian Zhitong”) was established on June 9, 2006 with registered capital of RMB 1 million. Dalian Dajian is mainly engaged in taxi media advertising business.

Principles of Consolidation —The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise International Ltd., its indirectly owned subsidiaries Oriental Intra-Asia Entertainment (China) Limited (“Oriental Intra-Asia”), Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), Beijing Tian Hao Ding Xing Technology Co., Ltd. (“Beijing Tian Hao”), Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”), Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), China TranWiseway Technology Co., Ltd. (“China TranWiseway”), Dalian Dajian Zhitong Information Service Ltd. (“Dajian Zhitong”), Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”) and its variable interest entity China TransInfo Technology Group Co., Ltd. (“Group Company”). All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include accrued warranty costs, as well as revenue and costs recorded under the percentage-of-completion method. Actual results could differ from those estimates.

Cash Equivalents —The Company classifies all highly liquid investments purchased with a maturity of three months or less as cash equivalents.

Accounts Receivable —Accounts receivable are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts amounted to $32,439 as of December 31, 2008.

Property and Equipment —Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, usually three to seven years.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition —Most of the Company’s revenues are on contracts recognized using the percentage-of-completion method, measured by the ratio of costs incurred to date to estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies and travels. General and administrative costs are charged to expense as incurred. Losses on contracts are recorded in full as they are identified.

We also have very limited system maintenance and technology upgrade services for the systems/platforms we have built for clients. In most cases, such service revenue were secured on separate contracts basis. Such service revenues are recognized ratably over the service periods.

During the year ended December 31, 2008, the Company offered limited taxi media advertising. The Company recognized deferred revenue when cash is received, but the revenue has not yet been earned. Taxi media advertising revenue is billed to the customer and recognized when the advertisement is published.

Research and Development —Research and development costs represent the costs of designing, developing and testing products and are expensed as selling, general and administrative expenses as incurred.

Share-Based Payments —The Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments” (“SFAS No. 123R”) effective January 1, 2006. SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No.123R generally requires such transactions be accounted for using a fair-value-based method. The Company has never issued any stock options to any employees.

Income Taxes —Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against deferred tax assets if it is more likely than not that all, or some portion, of such assets will not be realized.

Effective January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ,

Accounting for Income Taxes . FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

Impairment of Long-Lived Assets —The Company adopts SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Issuance of Shares by Subsidiaries— Sales of stock by a subsidiary is accounted for in accordance with Staff Accounting Bulletin Topic 5H, “Accounting for Sales of Stock by a Subsidiary.” The Company has adopted the capital transaction method to account for subsidiary stock sales. Accordingly, increases and decreases in the Company’s share of its subsidiary’s net equity resulting from subsidiary stock transactions are recorded on the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as increases or decreases to Additional paid-in capital.

Concentrations of Credit Risk —Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the year ended December 31, 2008, bad debt expenses totaled RMB 219,012 or $31,571.

Statement of Cash Flows —In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment —The Renminbi ("RMB"), the national currency of the PRC, is the primary currency of the economic environment in which the operations of China IRAE are conducted. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes.

In accordance with SFAS No. 52, “ Foreign Currency Translation, ” the Company’s results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

As of December 31, 2008 and 2007, the exchange rates between the RMB ( ¥ ) and the USD ($) were ¥ 1=$0.1467 and ¥ 1=$0.1371, respectively. The weighted-average rates of exchange between the RMB and the USD as of December 31, 2008 and 2007 were ¥ 1=$0.14415 and ¥ 1=$0.13167, respectively. Total translation adjustment recognized as of December 31, 2008 and 2007 is $2,499,893 and $887,184, respectively.

Comprehensive Income —Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, “ Business Combinations - Revised 2007 ,” which replaces FASB Statement No. 141, “ Business Combinations .” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “ Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3. ” This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements. The adoption of SFAS No. 141(R) changes our accounting treatment for business combinations on a prospective basis effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Stateme0147nts - an amendment of ARB No. 51, ” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for annual and interim periods beginning on or after December 15, 2008. The statement is to be applied prospectively. However, if comparative statements are issued, the presentation and disclosures should be presented retrospectively for all periods presented only after the adoption of the standard.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2. RESTRICTED CASH

The Company’s restricted cash balances at December 31, 2008 and 2007 were as follows:

		Exchange
Entity	RMB	Rate	USD	Restriction
December 31, 2007:
PKU	¥1,778,640	0.1371	$243,852	To facilitate Fund Verification Letters
Total	¥1,778,640		$243,852

December 31, 2008:
PKU	¥1,245,000	0.1467	$182,642	To facilitate Banker's Acceptances
China TranWiseway	7,000,000	0.1467	1,026,900	To facilitate Capital Verification
Total	¥8,245,000		$1,209,542

During the fourth quarter of 2008, PKU deposited ¥ 1,245,000, or $182,642 in one of its banks to facilitate bank acceptance letters issued by the bank to the Company’s customers. Such letters are a contractual term requested by the customers and are valid for 3 months. During the same quarter, China TranWiseway deposited with ¥ 7,000,000, or $1,026,900 in one its bank to facilitate its capital verification for contributed capital increase purpose required by local authority. The restriction is expected to expire during the first quarter of 2009.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

6. GOODWILL

The Company has recorded approximately ¥ 6,703,104, or $983,345, ¥ 1,293,441, or $189,748, and ¥ 13,101,047 or $1,921,924 in goodwill in connection with its acquisitions (see Note 9) of equity of China TranWiseway, Dajian Zhitong, and Shanghai Yootu, respectively.

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

		Currency
		Exchange
	In RMB	Rate	In USD

Net tangible assets	¥706,896	0.1467	$103,702
Existing technology	1,190,000	0.1467	174,573
Goodwill	6,703,104	0.1467	983,345

Total consideration paid	¥8,600,000		$1,261,620

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

		Currency
	In RMB	Exchange Rate	In USD

Net tangible assets	¥56,559	0.1467	$9,315
Goodwill	1,293,441	0.1467	189,748

Total consideration paid	¥1,350,000		$198,883

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

		Currency
		Exchange
	In RMB	Rate	In USD

Net tangible assets	¥(4,301,047)	0.1467	$(630,964)
Goodwill	13,101,047	0.1467	1,921,924

Total consideration paid	¥8,800,000		$1,290,960

No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of the acquisition on the Company’s results of operations.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

9. SHARE-BASED PAYMENTS

“ Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company ’ s Own Stock” (“EITF 00-19”), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. It was determined that the Company's warrants qualify for accounting treatment under EITF 00-19, " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock ". Under the terms of the warrant agreements, if the Company fails to deliver the required number of Warrant Shares, the Company will be obligated to pay cash to settle the warrant claims. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of the warrants are presented on the accompanying consolidated balance sheet as “Accrued Warrant Liability” and the changes in the values of these warrants are shown in the accompanying consolidated statement of operations as “Decrease in fair value of warrants liability.” Such gains and losses are non-operating and have no effect on cash flows from operating activities.

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

	September 30, 2008	June 30, 2008	March 31, 2008
Number of options	30,000	60,000	200,000
Risk free interest rate	2.37%	2.53%	3.00%
Expected life (year)	3.5	3.5	3.5
Expected volatility	30%	53%	53%
Weighted average fair value per option	$0.56 $	2.64 $	2.76

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

17. SEGMENT INFORMATION

SFAS 131, “ Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segment.

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