Form 10-Q/A
period 2009-09-30
China TransInfo Technology Corp.
filed 2009-12-28
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") hereby amends our Annual Report on Form 10-Q for the fiscal quarter ended September 30, 2009, which we filed with the Securities and Exchange Commission on November 13, 2009 (the "Original Filing"). This Amendment is being filed mainly to:

1)

revise the discussion of results of operations in Item 2 to quantify sources of material changes; and

2)

confirm in Item 4 that our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

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

******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q/A, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Revenues . Revenues increased approximately $10.26 million, or 115.02%, to approximately $19.17 million for the three months ended September 30, 2009, from approximately $8.91 million for the same period in 2008. Approximately 109.21% of this increase is attributable to the increase of our Transportation business in the three months ended September 30, 2009, which had approximately 180.89% increase comparing to the same period of 2008. Such an increase mainly resulted from the rapidly developing market opportunities in the transportation information sector in China and our consolidation of UNISITS as an VIE entity in September 2009. However, our Digital City and Land and Resource businesses in total experienced about 35.30% decrease compared to the same period of 2008 because we did not actively pursue Digital City and Land and Resource businesses during the three months ended September 30, 2009 even though we believe these two businesses are still experiencing healthy development and growth in China. We also believe that the overall sales increased during the three months ended September 30, 2009 compared to the same period of 2008 as a result of the growing recognition of our brand name and technological leadership in the transportation information sector in China.

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

Gross Profit. Our gross profit increased by approximately $2.43 million, or 49.07%, to approximately $7.36 million for the three months ended September 30, 2009 from approximately $4.93 million during the same period in 2008. The dollar amount increase of gross profit was mainly attributable to the increase in sales during the three months ended September 30, 2009 compared to the same period of 2008. Gross profit as a percentage of revenues was 38.38% for the three months ended September 30, 2009, a decrease of 16.98% from 55.36% during the same period in 2008. Such percentage decrease was mainly due to the inclusion of the financials of UNISITS whose sales generally involve more hardware components and have much lower margin than the Company’s legacy business during the three months ended September 30, 2009.

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

Revenues. Revenues increased approximately $16.57 million, or 88.68%, to approximately $35.26 million for the nine months ended September 30, 2009, from approximately $18.69 million for the same period in 2008. Approximately 107.39% of this increase is attributable to the increase of our Transportation business in the nine months ended September 30, 2009, which had approximately 163.81% increase comparing to the same period of 2008. Such an increase mainly resulted from the rapidly developing market opportunities in the transportation information sector in China during the nine months period of 2009 and our consolidation of UNISITS as an VIE entity in September 2009. However, our Digital City and Land and Resource businesses in total experienced about 16.46% decrease compared to the same period of 2008 because we did not actively pursue Digital City and Land and Resource businesses during the nine months ended September 30, 2009 even though we believe these two businesses are still experiencing healthy development and growth in China. We also believe that the overall sales increased during the nine months ended September 30, 2009 compared to the same period of 2008 as a result of the growing recognition of our brand name and technological leadership in the transportation information sector in China.

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

Gross Profit. Our gross profit increased by approximately $4.93 million, or 47.30%, to approximately $15.36 million for the nine months ended September 30, 2009 from approximately $10.43 million during the same period in 2008. The dollar amount increase of gross profit was mainly attributable to the increase in sales during the nine months ended September 30, 2009 compared to the same period of 2008. However, gross profit as a percentage of revenues was 43.57% for the nine months ended September 30, 2009, a decrease of 12.24% from 55.81% during the same period in 2008. Such percentage decrease was mainly due t inclusion of the financials of UNISITS whose sales generally involve more hardware components and have much lower margin than the Company’s legacy business, which still maintained a gross margin of over 50%, for the nine months ended September 30, 2009.

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

Financing Activities

Net cash provided by financing activities for the nine month period ended September 30, 2009 was approximately $1.24 million, while for the same period of 2008 we had approximately $16.01 million net cash provided by financing activities. Such change was mainly attributable to the fact that we raised $15 million in the private placement transaction in July 2008.

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

Effective January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 (FIN 48).

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Zhihai Mao, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Zhihai Mao concluded that as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level. Notwithstanding the foregoing, our executive officers noted that information with respect to material agreements or amendments thereto was not identified on a timely basis so as to allow an evaluation as to whether a Current Report on Form 8-K was required to be filed with respect thereto. Accordingly, our chief executive officer and chief financial officer intend to obtain additional guidance and/or training with respect to the circumstances and events which require the filing of a Current Report on Form 8-K and intend to implement a new internal policy that will allow management to timely identify material agreements and amendments thereto that require the filing of a Current Report on Form 8-K as necessary.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

10.1**	English Translation of the Short-term Loan Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and Huaxia Bank, Zhichunlu Branch, dated September 29, 2009.

10.2**	English Translation of Lease Agreement, by and between China TransInfo Technology Group Co., Ltd. and Beijing Weishi Hotel Management Co. Ltd., dated August 18, 2009.

10.3**	English Translation of Acting in Concert Agreement, by and among China TransInfo Technology Group Co., Ltd. and four individual directors of Beijing UNISITS Technology Co. Ltd., dated September 2009.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith. ** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: December 28, 2009

CHINA TRANSINFO TECHNOLOGY CORP.

By: /s/ Shudong Xia

Shudong Xia
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Zhihai Mao

Zhihai Mao
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1**	English Translation of the Short-term Loan Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and Huaxia Bank, Zhichunlu Branch, dated September 29, 2009.

10.2**	English Translation of Lease Agreement, by and between China TransInfo Technology Group Co., Ltd. and Beijing Weishi Hotel Management Co. Ltd., dated August 18, 2009.

10.3**	English Translation of Acting in Concert Agreement, by and among China TransInfo Technology Group Co., Ltd. and four individual directors of Beijing UNISITS Technology Co. Ltd., dated September 2009.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith. ** Previously filed