Form 10-K/A
period 2008-12-31
China TransInfo Technology Corp.
filed 2010-02-25
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) hereby amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission (the “Commission’) on March 25, 2009, as amended by Amendment No.1 on Form 10-K/A filed with the Commission on December 28, 2009 (the “Original Filing”). This Amendment is being filed mainly to:

1)

revise the disclosures under the heading “ Liquidity and Capital Resources” to reflect the uncertainty with respect to our liquidity as a result of the dividend restrictions in China;

2)

revise the advertising revenue recognition policy to clarify that we recognize advertising revenue ratably over the period in which the advertisement is to be published; and

3)

include the cooperation agreement between Beijing PKU Chinafront High Technology Co., Ltd. and Peking University, Earth and Space College in the exhibit list.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events.

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

  Expand geographic footprint to cover all major markets in China - Based on our successful track record and reputation, management sees significant opportunities to grow revenues from existing clients by winning follow-on contracts for subsequent phases of project implementation, and by capitalizing on our first mover advantage and the high cost of switching to other vendors. In addition to our executive offices in Beijing, we have offices established in Shanghai, Chongqing, Taiyuan (Shanxi Province), Chengdu (Sichuan Province), Hangzhou (Zhejiang Province), Huhhot (Inner Mongolia), Urumqi (Xinjiang) and Dalian (Liaoning Province). We currently provide our products and services in over twenty provinces in China. Our long-term plan is to manage our national operations through different offices and identify potential expansion opportunities.

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

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In addition, because substantially all of our revenues are generated from our indirect PRC subsidiary, Oriental Intra-Asia, after it receives payments from our VIE Entities under various services and other arrangements, the ability of Oriental Intra-Asia to make dividends and other payments to us is subject to the PRC dividend restrictions. Current PRC law permits payments of dividend by Oriental Intra-Asia only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Oriental Intra-Asia is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of Oriental Intra-Asia’s registered capital. Allocations to the statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As a result, if our existing cash and amount available under existing bank loans insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow additional funds from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

During the year ended December 31, 2008, the Company offered limited taxi media advertising. For taxi media advertising revenue, the Company recognized deferred revenue when cash is received, but the revenue has not yet been earned. The Company recognized taxi media advertising revenue ratably over the period in which the advertising is to be published.

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

10.49	Cooperation Agreement, dated August 6, 2006, between Beijing PKU Chinafront Technology Co., Ltd. and Earth and Space College, Peking University. [Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on May 14, 2007].
14	Business Ethics Policy and Code of Conduct [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 14, 2007].
21	Subsidiaries of the Company.***
23.1	Consent of Simon & Edwards, LLP, Independent Registered Public Accounting Firm. *
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: February 25, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shudong Xia	President and Chief Executive Officer	February 25, 2010
Shudong Xia	(Principal Executive Officer)

/s/ Zhihai Mao	Chief Financial Officer (Principal Financial	February 25, 2010
Zhihai Mao	Officer and Principal Accounting Officer)

*	Vice President
Zhibin Lai

*	Vice President of Research and Development
Zhiping Zhang

*	Vice President of Finance, Treasurer and
Danxia Huang	Director

*	Director
Jay Trien

*	Director
Zhongsu Chen

*	Director
Dan Liu

*	Director
Brandon Ho-Ping Lin

*	Director
Dongyuan Yang

*By: /s/ Shudong Xia		February 25, 2010
Attorney-in-fact

EXHIBITS

Exhibit No.	Description
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

10.49	Cooperation Agreement, dated August 6, 2006, between Beijing PKU Chinafront Technology Co., Ltd. and Earth and Space College, Peking University. [Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on May 14, 2007].
14	Business Ethics Policy and Code of Conduct [Incorporated by reference to Exhibit 14 to the registrant’s current report on Form 8-K filed on May 14, 2007].
21	Subsidiaries of the Company.***
23.1	Consent of Simon & Edwards, LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

PKU is in the business of providing Geography Information System (GIS) application services to the Chinese governments in the sectors of Transportation, Land and Resources, and D     igital City. PKU offers GIS application services that cover GIS system planning, deployment, system construction, data testing, system audit and optimization, user’s manual and customer training, through self-developed GIS platform software products applicable for two-dimension and three-dimension system models. PKU was incorporated in Beijing, China on October 30, 2000.

Beijing Tian Hao Ding Xing Technology Co., Ltd. (“Beijing Tian Hao”) is engaged in the business of GIS application research and development. Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng”) was established on October 12, 2007 with registered capital of RMB 10 million. Beijing Zhangcheng Science is engaged in the business of GIS application development for real time traffic information reporting. Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”) was set up on June 3, 2008 with registered capital of RMB 5 million ,Beijing Zhangcheng Media is mainly engaged in taxi media advertising business. Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”) was established on February 6, 2007 with registered capital of RMB 2 million, Yootu is engaged in the business of real time traffic data application research and development. Xingjiang Zhangcheng Science and Technology Co., Ltd. (“Xingjiang Zhangcheng”) was established on January 25, 2008 with registered capital of RMB 10 million.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Xinjiang Zhangcheng is mainly engaged in taxi media advertising business. China TranWiseway Technology Co., Ltd. (“China TranWiseway”) was established on June 28, 2004 with registered capital of RMB 10 million. China TranWiseway is engaged in the business of traffic surveying technology applications. Dalian Dajian Zhitong Infomration Service Ltd. (“Dajian Zhitong”) was established on June 9, 2006 with registered capital of RMB 10 million. Dajian Zhitong is mainly engaged in taxi media advertising business.

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

During the year ended December 31, 2008, the Company offered limited taxi media advertising. For taxi media advertising revenue, the Company recognized deferred revenue when cash is received, but the revenue has not yet been earned. The Company recognized taxi media advertising revenue ratably over the period in which the advertising is to be published.

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