Form 10-Q/A
period 2009-09-30
China TransInfo Technology Corp.
filed 2010-02-25
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (the "Amendment") hereby amends our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, previously filed with the Securities and Exchange Commission (the "Commission’) on November 13, 2009, as amended by Amendment No.1 on Form 10-Q/A filed with the Commission on December 28, 2009 (the "Original Filing"). This Amendment is being filed mainly to:

1)

revise the disclosures under the heading " Liquidity and Capital Resources" to reflect the uncertainty with respect to our liquidity as a result of the dividend restrictions in China;

2)

revise the advertising revenue recognition policy to clarify that we recognize advertising revenue ratably over the period in which the advertisement is to be published; and

3)

reflect that based on their reevaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2009.

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

In addition to PKU, the Company has the following operating variable interest entities:

  Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., or Beijing Tian Hao, was established on December 31, 2005 with registered capital of RMB 5 million. Beijing Tian Hao’s current registered capital is RMB 12 million.  Beijing Tian Hao is engaged in the business of GIS application research and development.

  Beijing Zhangcheng Science & Technology Co., Ltd., or Beijing Zhangcheng Science, was established on October 12, 2007 with registered capital of RMB 10 million. Beijing Zhangcheng is engaged in the business of GIS application development for real time traffic information reporting.

  Beijing Zhangcheng Culture and Media Co., Ltd., or Zhangcheng Media, was set up on June 3, 2008 with registered capital of RMB 5 million. Zhangcheng Media is mainly engaged in taxi media advertising business.

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

  China TranWiseway Technology Co., Ltd., or China TranWiseway, was established on June 28, 2004 with registered capital of RMB 10 million. China TranWiseway is engaged in the business of traffic surveying technology applications.

  Dalian Dajian Zhitong Information Service Ltd., or Dajian Zhitong, was established on June 9, 2006 with registered capital of RMB 10 million. Dalian Dajian is mainly engaged in taxi media advertising business.

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

For taxi media advertising revenue, the Company recognizes deferred revenue when cash is received, but the revenue has not yet been earned. The Company recognizes taxi media advertizing revenue ratably over the period in which the advertisement is to be published.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Zhihai Mao, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Zhihai Mao concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level becuase our executive officers noted that information with respect to material agreements or amendments thereto was not identified on a timely basis so as to allow an evaluation as to whether a Current Report on Form 8-K was required to be filed with respect thereto. Accordingly, our chief executive officer and chief financial officer intend to obtain additional guidance and/or training with respect to the circumstances and events which require the filing of a Current Report on Form 8-K and intend to implement a new internal policy that will allow management to timely identify material agreements and amendments thereto that require the filing of a Current Report on Form 8-K as necessary.

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

DATED: February 25, 2010

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