Form 10-K
period 2009-12-31
China TransInfo Technology Corp.
filed 2010-03-31
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 001-34134

CHINA TRANSINFO TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0616524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9th Floor, Vision Building,
No. 39 Xueyuanlu, Haidian District,
Beijing, China 100191
(Address of principal executive offices)

(86) 10-51691999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.001	NASDAQ GLOBAL MARKET

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [     ]         No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [     ]         No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]         No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [     ]         No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [     ]         No [ X ]

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Global Market) was approximately $29.85 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 24,070,638 shares of the registrant’s common stock outstanding as of March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA TRANSINFO TECHNOLOGY CORP.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

PART I

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  “China TransInfo,” “the Company,” “we,” “us,” and “our” refer to China TransInfo Technology Corp., its subsidiaries, and, in the context of describing our operations and business, and consolidated financial information, include our VIE Entities;

  “China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and special administrative regions of Hong Kong and Macao;

  “BVI” refers to the British Virgin Islands;

  “SEC” refers to the United States Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

  “RMB” refers to Renminbi, the legal currency of China;

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and

  "VIE Entities" means our consolidated variable interest entities, including China TransInfo Technology Group Co., Ltd. and its subsidiaries as depicted in our organization chart on page 5 below.

PART I

ITEM 1.     BUSINESS.

Business Overview

We are a leading provider of end-to-end public transportation information technology systems and related comprehensive technology solutions in China. Our goal is to become the largest provider of transportation information products and related comprehensive technology solutions in China, as well as the largest operator and provider of real-time transportation information to consumers in China. Substantially all of our operations are conducted through our VIE Entities that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIE Entities, we are involved in developing multiple applications in transportation, digital city, and land and resource filling systems based on Geographic Information Systems (“GIS”), technologies which are used to service the public sector.

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

  Traffic Flow Surveying Systems,

  Intelligent Parking System,

  Red Light Violation Snapshot System,

  Intelligent Highway Vehicle Monitoring System,

  Intelligent Public Transport System,

  TransPLE Passenger Flow Statistic, Detecting and Analysis System

  Palmcity Navigation Engine,

  Comprehensive Location Based Service Platform,

  Digital City,

  2-D and 3-D GIS.

We also offer full range solutions for transportation oriented GIS (“GIS-T”), covering transportation planning, design, construction, maintenance and operation.

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

On May 14, 2007, we acquired Cabowise through a share exchange transaction pursuant to which we issued to the shareholders of Cabowise 10,841,492 shares of our common stock in exchange for all of the issued and outstanding capital stock of Cabowise. Cabowise thereby became our wholly-owned subsidiary and the former shareholders of Cabowise became our controlling stockholders. On the same day, our indirect Chinese subsidiary, Oriental Intra-Asia Entertainment (China) Limited (“Oriental Intra-Asia”), acquired 85% equity interest in Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”), which commenced its businesses in October 2000. As a result, PKU became a majority-owned subsidiary of Oriental Intra-Asia.

VIE Restructuring

Current Chinese laws restrict companies with foreign ownership to operate in three business areas that we recently entered into: online services, taxi advertising, and security and surveillance related business. In order to comply with applicable Chinese laws, we restructured our subsidiaries and entered into a series of commercial arrangements to allow the Company to operate in these restricted business areas.

On February 3, 2009, as described below, through our indirect Chinese subsidiary, Oriental Intra-Asia and Oriental Intra-Asia’s former subsidiary, PKU, we entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., a company formed under Chinese law (the “Group Company”), pursuant to which we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the Group Company. Established in China on May 26, 2008, the Group Company is wholly owned by four Chinese affiliates of the Company, Shudong Xia, our Chairman, CEO and President and the beneficial owner of approximately 43% of the Company’s outstanding capital stock, Zhiping Zhang, the Company’s Vice President of Research and Development, Zhibin Lai, the Company’s Vice President and Wei Gao, the designee of SAIF Partners III L.P., a 17% shareholder of the Company (collectively, the “Group Company Shareholders”).

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

In connection with the Equity Transfer, on February 3, 2009, the following contractual arrangements were also made among relevant parties, giving us contractual rights to control and manage the business of the Group Company and the Group Company’s subsidiaries (the “Contractual Arrangement” and together with the Equity Transfer, the “Restructuring”):

  Pursuant to an exclusive technical consulting and services agreement (the “Service Agreement”), entered into by and among Oriental Intra-Asia, the Group Company and the Group Company’s subsidiaries, Oriental Intra-Asia agreed to provide certain technical and consulting services to the VIE Entities in exchange for the payment by each VIE Entity of an annual development and consulting services fee that is to be determined solely by Oriental Intra-Asia. For the fiscal year ended December 31, 2009, such development and consulting services fee was approximately equal to the amount of total income before income taxes of the Group Company and the Group Company’s subsidiaries;

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

  Pursuant to separate powers of attorney (the “Powers of Attorney”), each Group Company Shareholder agreed to grant to Oriental Intra-Asia a power to excise on his or her behalf all voting rights as a shareholder at the shareholders’ meetings of the Group Company that have been given to him or her by law and by the Articles of Association of the Group Company; and

  Pursuant to an operating agreement, entered into by and among Oriental Intra-Asia, the VIE Entities and the Group Company Shareholders, (1) Oriental Intra-Asia agreed to act as the guarantor for the VIE Entities in the contracts, agreements or transactions in connection with the VIE Entities’ operation between the VIE Entities and any other third parties and to provide full guarantee for the VIE Entities in performing such contracts, agreements or transactions, subject to applicable laws, in exchange for which the VIE Entities agreed to mortgage the receivables of their operation and all of their assets which have not been mortgaged to any third parties to Oriental Intra-Asia, and (2) the VIE Entities and the Group Company Shareholders agreed to accept the provision of the corporate policies and guidance by Oriental Intra-Asia at any time in respect of the appointment and dismissal of the VIE Entities’ employees, the VIE Entities’ daily operation and administration as well as financial administrative systems, including the appointment of senior managers recommended by Oriental Intra-Asia (the “Operating Agreement” and together with the Service Agreement, Pledge Agreement, Option Agreement, Powers of Attorney, the PKU Equity Transfer Agreement, the Beijing Tian Hao Equity Transfer Agreement, the China TranWiseway Equity Transfer Agreement, the Zhangcheng Culture Equity Transfer Agreement, the Zhangcheng Science Equity Transfer Agreement, and the Shanghai Yootu Equity Transfer Agreement, the “Restructuring Documents”).

The main purpose of the Restructuring is to allow us to engage in the above three restricted business areas in China. As a result of the Restructuring, we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the affiliated Group Company and accordingly, PKU and PKU’s subsidiaries became direct and indirect subsidiaries of the Group Company, which is in turn wholly owned by the Group Company Shareholders who are all Chinese citizens. At the same time, through the Contractual Arrangement, we maintain substantial control over the VIE Entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Under FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (ASC Topic 810 “Consolidation”), we are required to consolidate the VIE Entities into our financial statements because the Contractual Arrangement provides us with the risks and rewards associated with equity ownership, even though we do not own any of the outstanding equity interests in any of the VIE Entities. As a result the Restructuring, we are able to engage in these three restricted business areas through the VIE Entities and derive the economic benefits that we would otherwise have as the owner of VIE Entities while still complying with Chinese laws.

The following chart reflects our organizational structure as of as of the date of this annual report:

Our Industry

Transportation in China

Over the past two decades, China has completed series of large-scale highway infrastructure projects. As a result, according to the Ministry of Communication of China, China now has the second largest highway network in the world with a total length of approximately 60,300 kilometers at the end of 2008 based on the National Statistic Yearbook 2009. In addition, China has approximately 70% of the world’s toll highways according to the Highway Management Department of the Ministry of Communication. During the 10th 5 – Year Plan of China, the Chinese government spent approximately $29.3 billion on urban rapid transit. The total mileage of urban rapid transit exceeded 400 kilometers and, according to the 11th 5-Year Plan of China, it is estimated that the total mileage of urban rapid transit projects in China will exceed 1,700 kilometers by 2010, with total new investment of nearly $85 billion from 2006 to 2010. According to each city’s plan, it is estimated that the total mileage of urban rapid transit will exceed 2,500 kilometers by 2016 with total investment of $145.7 billion.

China has a population of about 1.33 billion, which accounts for about 20% of the world’s population and makes it the most populous country in the world. With rapid economic development and urbanization, car ownership has increased dramatically, leading to unprecedented transportation challenges in many cities of China. According to China’s Traffic Management Bureau of the Ministry of Public Security, China had over 180 million vehicles as of August 2009. The number is estimated to grow at least 5% over the next several years. Given the current conditions, the Chinese government intends to improve transportation management using advanced information technology solutions. At the same time, motorists are also eager to have access to real time traffic information. This strong demand from both the private and public sectors is creating an unprecedented market opportunity for transportation information products and services.

The Ministry of Communication of China is the country’s highest level transportation regulator. In December 2004, the Ministry of Communication announced a development plan for the Chinese national highway system. Under this plan, China will expand its highway network to 65,000 kilometers by 2010, and to 85,000 kilometers by 2020. After its completion, the Chinese national highway network will connect all provincial capitals and cities with populations of at least half-a-million. Based on the plan, the total investment in the national highway network will be about $294 billion from 2005 to 2020. From 2005 to 2010, the annual investment according to the plan is expected to be approximately $21 billion, with an additional $14.6 billion to be invested annually from 2010 to 2020.The Ministry of Communication in November 2008 also submitted its new budget to the Chinese central government with the total investments in the transportation sector at about $730 billion for the next 3 to 5 years.

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

China’s ITS industry is still at its early stage in terms of development. Although China’s rapid economic growth over the past decade and accelerating urbanization have already resulted a significant development of its transportation infrastructure, China has also recognized a need to use nationwide transportation networks more efficiently and effectively. China began its ITS efforts in early 1990s with goals to enhance transportation management efficiency, to improve network throughput, and to reduce the negative effect of transportation to the economy and environment. Given that China is ranked second in total highway length and first in total toll highway mileage in the world, a larger-scale, more advanced ITS is needed. The increasing urban and highway traffic density also drives continued developments for ITS applications in communication and planning. As increasingly more urban and highway ITS gets deployed, the ITS market will shift towards focusing on specialized information solutions and value-added information services in the future. The urban ITS market is also still at a very initial development stage, comparable to that of the highway ITS market 10 years ago. On the other hand, this is a large but fragmented market with great potential.

Despite being at an early stage, the overall ITS market in China is highly attractive due to rapidly developing transportation infrastructure and increasing demand for ITS applications to manage it. The unique characteristics of China’s ITS industry mentioned above and the current low penetration level underline the large market potential. China’s expanding transportation network, along with its need for more effective and efficient transportation networks, has led to the need for better ITS. As a result of this and support provided by recent central government policies, investment in the ITS industry has increased significantly. Even though there is no current breakdown of ITS spending from the new $730 billion budget by the Ministry of Communication, we estimated that it would not go below 5% of the total spending.

Our Growth Strategy

Our objective is to become the largest provider of transportation information products and related comprehensive technology solutions in China, as well as the largest operator and provider of real-time transportation information to consumers in China. Our strategy to achieve our objectives includes the following key elements:

  Expand geographic footprint to cover all major markets in China - Based on our successful track record and reputation, we believe there are significant opportunities to grow revenues from our existing clients by winning follow-on contracts for subsequent phases of project implementation, and by capitalizing on our first mover advantage and the clients’ exposure to higher cost of switching to other vendors. In addition to our executive offices in Beijing, we have offices established in Shanghai, Chongqing, Taiyuan (Shanxi Province), Chengdu (Sichuan Province), Hangzhou (Zhejiang Province), Huhhot (Inner Mongolia), Urumqi (Xinjiang) and Dalian (Liaoning Province). We currently provide our products and services in over twenty provinces in China. Our long-term plan is to manage our national operations through different offices and identify potential expansion opportunities.

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

  Pursue strategic acquisitions to support strong internal growth – We intend to pursue strategic acquisitions to enable our geographic expansion, enhance our technological capabilities or competitive advantages, enrich product and service lines, provide recurring revenue opportunities and propel our expansion into high growth enterprise class markets.

  Leverage existing capabilities – We plan to leverage our GIS-T strength with Beijing UNISITS Technology Co., Ltd. (“UNISITS”), to target our planned expansion into the expressway market. UNISITS is a leader in China’s intelligent transportation systems industry. UNISITS primarily provides traffic engineering E&M (electronic & machinery) systems for expressways in China. Presently, UNISITS provides products and services in over 20 provinces with an accumulated coverage of over 8,000 kilometers of expressways in China. We intend to leverage UNISITS technology and market channels synergistically with our own in order to cover a larger addressable market. By leveraging UNISITS’ large presence in China’s expressway market with our leadership in the urban transportation market, we expect to better penetrate markets for our current products and services. We also expect that through UNISITS we will gain access to expressways real-time traffic information, allowing us to tap China’s expressway information services market.

  Further penetrate the large China consumer market with new real-time traffic data solutions – We believe the Chinese consumer represents a large growth opportunity for us. China has over 600 million cell phone users and over 180 million motor vehicles. The number of vehicles is expected to continue to grow. As a result, traffic congestion is becoming a serious concern in many Chinese cities. We provide real-time traffic information on our real-time traffic website. Our real-time traffic software for mobile devices is pre-installed in some cell phones and can also be downloaded from our website as well as from the website of China’s telecommunication companies. The growth of automobiles in China and 3G build out will enable the Chinese consumer to make more use of its mobile device and applications such as those that provide real-time traffic data.

Our Products and Services

Our core business is developing the ITS, in the transportation sector utilizing GIS application software and technologies. We also develop GIS applications in digital city and land and resource areas. When providing services to customers for GIS application software, some of our customers require us to purchase necessary hardware and provide system integration for them. Our major products and services include:

Transportation Planning Information System

Our transportation planning information system is a software system utilized by traffic management engineers to plan roads and water transportation, safety monitoring and conduct strategic planning. The system facilitates the comprehensive management of different information and data required for traffic planning such as national economic data, road and waterway data and digital mapping data. The system provides planners with information search tools, statistical analysis and models to serve planning and organizing needs. We have been providing this system to the Ministry of Communication of China for their nationwide transportation planning and analysis purposes.

Pavement Maintenance System

Our pavement maintenance system is a practical business application system developed specifically for pavement data collection and operations management. Based on field data collected by PDA devices and with the support of a backend data center, the system provides multiple functional modules, such as data acquisition, project management, quality management, equipment management, materials management, assessment analysis, business reports and public travel information inquiries. Our pavement maintenance system can quickly identify pavement issues, efficiently process related data, and maintain information in a scientific manner for timely and accurate support. It solves problems arising from the inefficiency of traditional manual operations by allowing complex information from various sources to be easily processed. Since the initial development of this system, we have been continuously enhancing its feature.

Electronic Toll Collection

Electronic Toll Collection (“ETC”), is a technology that allows for electronic payment of tolls. An ETC system is able to determine if a car is registered in a toll payment program, alert enforcers of toll payment violations, and debit the participating account. With ETC, these transactions can be performed without the need for vehicles to stop or slow down. Our ETC system had been launched into two provinces by the end of 2009.

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

Taxi Security Monitoring, Commanding and Dispatching Platform

Our Taxi LED GPS Monitoring and Coordinating System is a highly integrated technological system operated with wireless satellite communication. The system can be used to increase safety and oversight in the taxi industry as well as remote supervision and management of public transportation. The system is composed of a GPS monitoring management center, imbedded GIS, an information transmitting center and onboard monitoring terminal modules. The system platform provides taxi authorities with basic information such as the location of an accident, incident time and images from within a taxi. The system also allows for better coordination with emergency services. The system was used in the cities of Urumqi, Huhhot and Dalian as of December 31, 2009.

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

Intelligent Parking System

Our Intelligent Parking System (“IPS”), obtains information about available parking spaces, process that information and then presents it to drivers by means of variable message signs. Our system guides drivers in congested areas to the nearest parking facility with available parking spaces and it guides drivers within parking facilities to empty spaces. IPS reduces time and fuel otherwise wasted while searching for empty spaces and helps the parking facilities operate more efficiently. We are one of the first companies in China deploying IPS to serve public and private sector clients.

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

Intelligent Highway Vehicle Monitoring System

Our highway vehicle monitoring system is used for image snapshot, license plate identification, speed recording, and blacklist database verification of vehicles passing through monitored areas along a given highway. The system consists of a front-end testing unit (camera, video testing module, vehicle tester and LED light) and main control unit (industrial control computer, system management software and communications module). The front-end system uploads images and related data to the command center on real time basis. The central communications server, database server and PC workstation then analyze and manage the uploaded data. The system can be used for automatic vehicle speed testing. The system also assists with traffic flow testing by providing traffic control authorities with relevant traffic data. We have been providing this solution to the market covering multiple provinces in China since 2008.

Intelligent Traffic Management Platform

Our intelligent traffic management platform is a comprehensive GIS based traffic management platform specially developed for urban traffic command centers. This platform functions as an interface for all ITS subsystems and is the integral element for our intelligent traffic management system. The intelligent traffic management platform allows for the capture of visual images from monitored roads, provides evidence of traffic violations at monitored intersections and records the number of vehicles passing through major urban entrances and exits, among other things. In 2008, we successfully provided real time traffic management solution based on the intelligent traffic management platform to serve the 2008 Olympic Game in Beijing. Since 2008, the system has been provided to multiple cities in China.

Dynamic Traffic Information Service Platform

Our dynamic traffic information service platform collects, processes and distributes traffic information. By utilizing arithmetic models based on moving vehicles, the system provides complete dynamic road traffic flow information. The platform also collects, processes and distributes traffic event information. The system can be used to distribute data through several different communication channels, including GPRS, EDGE, CDMA, 3G, RDS-TMC, DAB/DMB, CMMB, Internet and call centers. Our platform captures dynamic traffic information that then can be used for in-car GPS equipment, personal navigation devices (PND), intelligent handsets (Windows Mobile/S60/KJAVA), UMPC, Internet and other terminals. In 2009, we applied this platform to Wuhan Transportation Management System project.

Intelligent Public Transport System

Our intelligent bus traffic system inserts information technology into traditional bus traffic systems. Our system optimizes bus traffic routes and helps to improve service levels and management of urban bus traffic. The objective of our intelligent bus system is to realize efficiency in urban public transportation systems and to ensure the safe operation of bus systems while increasing the quality of bus transportation. By the end of 2009, we had been continuously enhancing the functionalities of this system.

Palmcity Navigation Engine

Our PalmCity Explore Navigation Engine is an internet and mobile application based open navigation system, which integrates mapping and navigation into Windows CE (Windows Mobile) and internet applications. By integrating map data, point of interest data storage and management, navigation application development and navigation application framework, PalmCity Explorer Navigation Engine helps navigation application developers and navigation system manufacturers develop unique products and services. We offered our navigation engine in our cell phone real time traffic software mapping add-ons to cell phone manufacturers in 2009. This navigation engine technology has also been applied at www.palmcity.cn website.

Comprehensive Location Based Service Platform

Our comprehensive location based service platform is a comprehensive transportation information service platform based on GIS, GPS, ITS and communication technologies. By integrating the latest e-maps of China, highway and city road information, vacant parking spaces, environment and weather information, the system enables real time traffic information, collection, transmission and reporting so as to provide navigation, bus transfers, real time road conditions and location search tools. Since 2009, we have applied this platform to multiple cities in China.

Passenger Flow Statistic, Detecting and Analysis System

Our Passenger Flow Statistic, Detecting and Analysis System (“TransPLE”) mainly consists of one to eight laser scanners, cameras, statistic, detecting and analysis hosts. It realizes data’s seamless coverage and multi-level acquisition in large circumstances and can accurately detects and tracks each passenger of the passenger flow’s trajectory by using distributed multi-modal sensor networks composed by several laser scanners and cameras. It is also applied to the statistics of passenger flows when the channel width is over 10 meters. This product is often used by the government agencies to optimize the pedestrian flow configurations in transportation centers such as bus station, metro station, railway station and airports and to promote public safety through crowd control, emergency response and anti-terrorism activities. We had not been able to monetize this application to the market as of December 31, 2009.

Mobile Police Information System

China TransInfo Mobile Police Information System is a comprehensive wireless application system. It includes vehicles and drivers information system, on-scene traffic violation punishment system, and traffic accident report system. The system can be used to search population information, vehicles and drivers information by specific inquiries as well as has the on-line approval and staff assessments functions, which is suitable for traffic police, criminal police, patrolman and 110 command centers. We have been providing this solution to local governmental authorities of transportation since 2009.

UNISITS Highway Monitoring System

UNISITS Highway Monitoring System mainly consists of information collection sub-system, monitoring center and information providing sub-system, which are used for analyzing traffic conditions quickly and accurately, reporting traffic management information timely to reduce traffic accidents, traffic jams and the damages to road surface. As a result, this system serves to optimize highway functions in terms of rapidness, security, comfort and effectiveness. The system has been widely applied to and integrated into our solutions provided to various governmental agencies.

UNISITS Weigh-in-Motion System

The UNISITS Weigh-in-Motion System integrates Automatic Vehicle Identification (AVI) technology, Automatic Vehicle Classification (AVC) technology, Weigh-in-Motion (WIM) technology, and Data Acquisition and Processing (DAP) technology to realize vehicle in motion identification function, vehicles weigh-in-motion function and other accurate vehicles in motion dynamic survey function. The system has been applied to and integrated into our highway solutions provided to various governmental agencies.

UNISISTS Optical Fiber Cable Fire-alarm System

UNISITS Optical Fiber Cable Fire-alarm System, a temperature detection alarm system, is co-developed by UNISITS and Wuhan Technology Optical Limited Corp. By adopting the cutting-edge optical fiber grating sensing technology, the system is applicable for temperature sensing in different severe environments, and can be used in industries, such as petroleum, chemicals, metallurgy, electric power, coal mine, construction and tunnel transportation. The system has been applied to and integrated into our solutions provided to various agencies for highways projects.

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

2-D and 3-D GIS

We provide software platforms that utilize two-dimensional GIS. Two-dimensional GIS defines and presents special data utilizing an “X” and “Y” axis. Beginning in the 1960s, two-dimensional GIS was widely applied in a variety of sectors, including land management, power, telecommunications and city planning. We also provide software platforms that utilize three-dimensional GIS. Three-dimensional GIS defines and presents special data utilizing an “X”, “Y” and “Z” axis. Compared with two-dimensional GIS, three-dimensional GIS defines special data in a more accurate manner, and can present both the plane and the vertical spatial relation. Moreover, three-dimension GIS can present and analyze more complicated spatial objectives than Computer Aided Design (CAD) and other visualized software. Three-dimensional GIS is better suited for exploration, resource assessment, disaster warning, and production management. It is widely applied in many sectors such as in natural resources, including mineral resources and water resources, and geology.

The Markets for Our Products and Services

We have been marketing and selling our products and services to four main submarkets within the government and regulated sectors in China. These sectors are Highway Information Systems, Urban Intelligent Transportation Systems, Digital City, and Land and Resources. Having built a customer base over the years, our strategy is to not only deliver high quality products, but also to provide ongoing value-added services so as to take advantage of any maintenance requirements or technology upgrades that may become necessary in the future. We continue to penetrate these submarkets and believe that we can take advantage of our experience by widening our scope of products and services to include data collection and application service operation.

Highway Information Systems

Our specially designed systems process and store national highway network data and travelers’ information, such as highway information management systems, which perform functions of archiving and retrieving highway data and provide transportation analysis tools. Decision support, predictive information, and performance monitoring are some of ITS applications enabled by highway ITS information management systems. In addition, ITS information management systems can assist in transportation planning, research, and safety management. Our major clients in this area include the Ministry of Communication, traffic management bureaus, highway management bureaus, and municipal construction committees.

Urban Intelligent Transportation Systems

Key ITS applications for urban traffic management include incident management, signal control, traveler information, traffic surveillance, and intelligent parking indication system. Urban ITS is a combination of basic traffic data, electronic technology, wireless and wire communication technologies, which relies on computer and communication technologies to improve safety and efficiency of urban traffic networks. Traffic surveillance provides monitoring functions in the urban ITS. Most metropolitan areas use loop detectors for traffic surveillance, and many use closed circuit televisions. There are also other types of surveillance tools, such as radar, lasers, or video image processing equipments. The use of vehicles equipped with toll tags or global positioning systems as probes, to determine travel times and locations, is also growing in use. Incident management provides real time incident reporting functions in urban ITS, and it is commonly used by traffic management centers in large metropolitan areas and cities. In some large cities, such as Los Angeles, traffic signal control is also centralized in the traffic management center. In many situations, traffic signal control systems use traffic responsive signals to manage the traffic within urban areas. Such responsive signals can be single signals or a group of interconnected signals. Urban traffic management centers utilize all traffic condition information collected from their ITS to give feedbacks and suggestions to travelers. Such information may be provided directly to the public or to organizations who provide it to users through radio broadcast, internet, or other means. Some major types of traveler information include pre-trip information, en-route driver information, en-route transit information and route guidance.

Digital City

Digital City sector is designed to aid the Chinese government’s initiative to outfit all major cities with broadband, wireless internet access, and information technology infrastructure. Many cities in China, especially in southern China, have experienced rapid economic developments since early 1990s. However, the information infrastructures construction in these cities does not match their economy developments. We are one of the pioneers to develop the “Digital City” concept in China . We provide full range digital services to many cities in China with the model of “Planning-Construction-Operation”. We analyze different requirements of different regions or cities and design specific information technology systems based on unique requirements. Typical clients include local governments, public service departments and enterprises.

Land and Resources

Land and resources systems cover planning, analysis, statistics and construction management for mineral resources. In this business line, we have developed a city geological information analysis system that provides tools to analyze the geological environment based on the integration of a variety of geological information, such as determining the underground structure for city planning and construction. In addition, we have created a disaster forecast system and a mineral resources assessment system that provide a platform to assess the reserves and then help to make decisions regarding the development of the mineral resources by setting up assessment models of mineral resources.

Our Intellectual Property

The following table illustrates the title of different copyrights that we own, their registration numbers, first publication dates, issuance dates, and durations, as well as the significance levels of such copyrights. The significance levels of the copyrights are divided into three levels, A, B, and C. “A” represents “Frequently Used in our products and services”, “B” represents “Occasionally Used in our products and services”, and “C” represents “Rarely Used in our products and services”.

					Expiration Materiality
Copyright Title	Certificate Number	Registration Number	First Publication Date	Issue Date	Date	Level

Computer Software Copyright Registered	028661	2004SR10260	09.08.2004	10.21.2004	12.31.2054	A

Certificate (JTLWeb V1.0)

Computer Software Copyright Registered Certificate (Land & Resources and House Affairs Information System V1.0)	027924	2004SR09523	06.15.2004	09.29.2004	12.31.2054	A

Computer Software Copyright Registered Certificate (GeoPad V1.0)	002827	2002SR2827	09.01.2002	09.24.2002	12.31.2052	B

Computer Software Copyright Registered Certificate (Command System of Meeting Urgent Need for Urban Public Emergencies V1.0)	009303	2003SR4212	05.10.2003	06.9.2003	12.31.2053	B

Computer Software Copyright Registered Certificate (GeoWeb V1.0)	006881	2003SR1790	09.05.2002	03.19.2003	12.31.2053	B

Computer Software Copyright Registered Certificate (EnvMonitor 1.0)	004358	2002SR4358	05.18.2002	12.6.2002	12.31.2052	A

Computer Software Copyright Registered Certificate (TranPlan 1.0) V1.0	003664	2002SR3664	06.18.2002	11.11.2002	12.31.2052	A

Computer Software Copyright Registered Certificate (e-Gov.Suite 1.0) V 1.0)	000823	2002SR0823	05.23.2002	07.04.2002	12.31.2052	B

Computer Software Copyright Registered Certificate (Sm@rtOA 1.0) V 1.0	000824	2002SR0824	09.28.2001	07.04.2002	12.31.2052	B

Computer Software Copyright Registered Certificate (WebMap Engine) V 1.0	0009123	2001SR2190	07.08.2001	07.30.2001	12.31.2051	B

Computer Software Copyright Registered Certificate (Environment Geo V 1.0)	062877	2006SR15211	11.30.2005	10.31.2006	12.31.2056	B

Computer Software Copyright Registered Certificate (Environment Protection Emergency Conduct System V 1.0)	062879	2006SR15213	11.30.2005	10.31.2006	12.31.2056	B

Computer Software Copyright Registered Certificate (Land and Resources Files’ Collection System V 1.0)	063008	2006SR15342	06.30.2006	11.02.2006	12.31.2056	B

Computer Software Copyright Registered Certificate (Embed-3D-GIS V1.0)	071603	2007SR05608	01.30.2007	04.17.2007	12.31.2057	B

Computer Software Copyright Registered Certificate (Environment Protection Emergency Conduct System V 1.0)	063509	2006SR15843	04.30.2006	11.13.2006	12.31.2056	A

Computer Software Copyright Registered Certificate (Environment Information System V 1.0)	063510	2006SR15844	04.30.2006	11.13.2006	12.31.2056	A

Computer Software Copyright Registered Certificate (Land and Resources Information Management System V 1.0)	063508	2006SR15842	06.30.2006	11.13.2006	12.31.2056	B

Computer Software Copyright Registered Certificate (GeoWeb For Linux) V1.0	086634	2007SR20639	05.10.2007	12.24.2007	12.31.2057	A

Computer Software Copyright Registered Certificate (Water Carriage Information System) V1.0	BJ10658	2008SRBJ035 2	06.25.2006	02.03.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Intelligent Parking Guide System) V1.0	BJ10662	2008SRBJ035 6	06.30.2007	02.03.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Urban Geological Information Management and Services System) V1.0	BJ10679	2008SRBJ037 3	10.10.2007	02.03.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Exploiter Navigation Software V1.0)	BJ10485	2008SRBJ017 9	11.20.2007	01.16.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Location Services Platform System V 1.0)	088919	2008SR01740	11.15.2007	01.24.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Taxi Security Alarm System Certificate (V1.0)	BJ16618	2008SRBJ631 2	11.22.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (City One Card Solution Consumption Real Time Transaction System) V1.0	BJ16638	2008SRBJ633 2	09.12.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Taxi Monitoring Management System v1.0)	BJ16626	2008SRBJ632 0	11.18.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Taxi Calling System V1.0)	BJ16653	2008SRBJ634 7	09.18.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Advertisement Contract Management System V1.0)	BJ16612	2008SRBJ630 6	10.21.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Advertisement Business Information Processing System V1.0)	BJ16639	2008SRBJ633 3	09.26.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Media Call Center Business Management System V1.0)	BJ16620	2008SRBJ631 4	10.27.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Real Time Information Broadcasting System V1.0)	BJ16615	2008SRBJ630 9	09.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Electronic Project Management System V1.0)	BJ16795	2008SRBJ648 9	10.20.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Data Collection System V1.0)	BJ16796	2008SRBJ649 0	09.18.2008	12.13.2008	12.31.2058	C

Computer Software Copyright Registered Certificate (Employee Information Management System V1.0)	BJ16809	2008SRBJ650 3	11.20.2008	12.13.2008	12.31.2058	C

Computer Software Copyright Registered Certificate (Digitalization Assets Management System V1.0)	BJ16797	2008SRBJ649 1	06.10.2008	12.13.2008	12.31.2058	C

Computer Software Copyright Registered Certificate (Logistics Information System V1.0)	BJ16793	2008SRBJ648 7	01.20.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Students Archive Management System V1.0)	BJ16808	2008SRBJ650 2	12.10.2007	12.13.2008	12.31.2058	C

Computer Software Copyright Registered Certificate (Product Selling Monitoring System V1.0)	BJ16792	2008SRBJ648 6	01.20.2007	12.13.2008	12.31.2058	C

Computer Software Copyright Registered Certificate (E-business Shopping System V1.0)	BJ16794	2008SRBJ648 8	08.16.2007	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Expressway ETC System V1.0)	BJ16694	2008SRBJ638 8	10.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (GIS-T Expressway Equipment Management System V1.0)	BJ16771	2008SRBJ646 5	10.21.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Highway Data Collection and Distribution System V1.0)	BJ16770	2008SRBJ646 4	10.29.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Highway Transportation Indication System V1.0)	BJ16769	2008SRBJ646 3	08.20.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Expressway Emergency Command and Monitoring System V1.0)	BJ16699	2008SRBJ639 3	09.10.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Traffic Information Service System V1.0)	BJ16751	2008SRBJ644 5	10.22.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Urban Intelligent Traffic Management System V1.0)	BJ16906	2008SRBJ660 0	12.20.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Urban Traffic Information Decision-making and Analysis System V1.0)	BJ16926	2008SRBJ662 0	11.18.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Appropriative GIS V1.0)	BJ16928	2008SRBJ662 2	12.10.2007	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Highway Information Total Solution and Decision-analysis System V1.0)	BJ16927	2008SRBJ662 1	05.18.2007	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Red Light Violation Snapshot System V1.0)	BJ16905	2008SRBJ659 9	09.20.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Highway Vehicles Intelligent Testing and Recording System V1.0)	BJ16876	2008SRBJ657 0	11.20.2007	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Public Sanitation Quality Monitoring and Alarm System V1.0)	BJ16457	2008SRBJ615 1	10.30.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Human Resource Management System V1.0)	BJ16428	2008SRBJ612 2	10.20.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Local Sanitation Information Platform V1.0)	BJ16450	2008SRBJ614 4	10.10.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Management Competition Imitation Platform V1.0)	BJ16424	2008SRBJ611 8	10.14.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Disabled Association Job Information Management System V1.0)	BJ16473	2008SRBJ616 7	09.08.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Message Service Platform V1.0)	BJ16423	2008SRBJ611 7	09.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Telecom Value-added Service System V1.0)	BJ16422	2008SRBJ611 6	10.25.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Emergency Command and Prevention System V1.0)	BJ16472	2008SRBJ616 6	10.22.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Palmcity WebGIS Engine V1.0)	BJ16589	2008SRBJ628 3	04.10.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Mobile Map Software V1.0)	BJ16591	2008SRBJ628 5	05.10.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Multiple-source Traffic Information Integration System V1.0)	BJ16629	2008SRBJ632 3	08.26.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Palmcity Traffic information collection System V1.0)	BJ16605	2008SRBJ629 9	10.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (PalmCity Floating Car Data Processing System V1.0)	BJ16628	2008SRBJ632 2	05.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (PalmCity Information Exchange Platform V1.0)	BJ16631	2008SRBJ632 5	06.21.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (PalmCity In-car PND Comprehensive Information System V1.0)	BJ16617	2008SRBJ631 1	10.31.2007	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Super GIS Data Comprehensive Integration System V1.0)	BJ16604	2008SRBJ629 8	10.26.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Water Transportation Flow Investigation VTS System V1.0)	BJ16641	2008SRBJ633 5	11.12.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Highway Traffic Flow Investigation Data Center V1.0)	BJ16507	2008SRBJ620 1	09.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Highway Traffic Flow GIS System V1.0)	BJ16476	2008SRBJ617 0	10.27.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Highway Traffic Flow Investigation Equipment Long-distance Monitoring Platform V1.0)	BJ16557	2008SRBJ625 1	09.30.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Coil Traffic Flow Data Collection System V1.0)	BJ16621	2008SRBJ631 5	10.28.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Video Traffic Flow Data Collection System V1.0)	BJ16643	2008SRBJ633 7	11.20.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Video Traffic Flow Investigation - Digital Image Processing System V1.0)	BJ16622	2008SRBJ631 6	11.06.2008	12.13.2008	12.31.2058	A

Computer Software Copyright Registered Certificate (Video Traffic Flow Investigation Watching-dog System V1.0)	BJ16627	2008SRBJ632 1	10.10.2008	12.13.2008	12.31.2058	B

Computer Software Copyright Registered Certificate (Yootu Real-Time Road Condition Information Processing and Releasing Software V1.0)	77504	2007SL11509	05.01.2007	08.01.2007	12.31.2057	A

Computer Software Copyright Registered Certificate (Portable Survey Instruments of Traffic Flow Management Software V1.0(Portable NC200 V1.0))	BJ24485	2009SBRJ7479	09.21.2009	09.21.2009	12.31.2059	A

Research and Development

In 2009 and 2008, our research and development expenses amounted to approximately $3.80 million and $2.60 million, respectively. These expenses were mainly composed of staff costs and research and development equipment expenses.

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

Strategic R&D Partnership with Peking University

PKU was established in connection with the Peking University’s GeoSIS Laboratory in order to provide university researchers with real life opportunities to test and implement the discoveries created at the University. On August 6, 2005, PKU entered into a cooperation agreement (the “Cooperation Agreement”), with Earth and Space College of Peking University, pursuant to which PKU obtained the access to the university’s GeoSIS Research Lab, which houses over thirty PhDs and researchers to support PKU’s research and development initiatives. Under the Cooperation Agreement, we pay for all R&D expenses of the GeoSIS Laboratory. The Cooperation Agreement has a three-year term that has been automatically renewed for an additional three years.

Our Major Customers

The following table provides information on our most significant clients in fiscal year 2009.

TOP TEN CLIENTS IN 2009

			Sales
			(in thousands of	Percentage of
No.	Name	Description of Client	US dollars)	Total Sales

1	China Mobile Shangxi Co., Ltd. Xinzhou Branch	Local branch of national telecom carrier	4,155	6.53%

2	Gansu Province High Grade Road Construction Co., Ltd.	A provincial transportation authority owned road construction company	4,026	6.32%

3	Wuhan Transportation Management Bureau	City-level governmental transportation department	3,995	6.27%

4	Zhejiang Huangqunan Highway Co., Ltd.	A state-owned highway construction company	3,051	4.79%

5	Beijing Transportation Information Center	City-level governmental transportation department	2,661	4.18%

6	Hubei Lurongxi Highway Construction Command Center	Local governmental transportation authority	2,175	3.41%

7	Hangzhou Construction Committee	City-level governmental department	1,737	2.73%

8	Beijing Platinum Real Estate Development Co., Ltd.	Local real estate development company	1,675	2.63%

9	Beijing Xiangxian Technology Co., Ltd.	High-tech company in environmental application development	1,646	2.59%

10	Beijing Municipal Commission of Economy and Information Technology	City-level governmental department	1,491	2.34%

	TOTAL		26,612	41.79%

Regulation

Because our operating VIE Entities are located in the PRC, our business is regulated by the national and local laws of the PRC. There are no specific rules or regulations for a company engaged in software development other than mapping which is highly regulated in China.

In addition, we and our PRC subsidiary, Oriental Intra-Asia, are considered foreign persons or foreign-invested enterprises under PRC laws, and therefore subject to foreign ownership restrictions in connection with our online services, advertising in taxies, and security and surveillance related businesses:

Online Service

On December 11, 2001, the State Council of China promulgated the Regulations on the Administration of Foreign Invested Telecommunication Enterprises (the “FITE Regulations”) , which became effective on January 1, 2002. Under the FITE Regulations, a foreign entity is prohibited from owning more than 50% of equity of a provider of value-added telecommunications services in China, which include internet content provision services. In addition, the current Catalogue of Industries for Guiding Foreign Investment (Revised 2007) prohibits a foreign investor from investing in businesses such as news websites and web streaming audio-visual services. As a result, if we had invested directly in the value-added telecommunications services in China, we would have had at most 50% of the ownership of the business and thus only consolidated no more than 50% of the revenues generated from such business.

Taxi Advertising

For an advertising business involving foreign investment, there have been rigid overseas operational requirements on the foreign investors under the current Chinese laws. Pursuant to the Provisions on Administration of Foreign Invested Advertising Enterprises promulgated by the State Administration for Industry & Commerce and the Ministry of Commerce of China on March 2, 2004, for a wholly foreign owned advertising enterprise, the foreign investors must have at least three years of direct operations in the advertising business outside of China. In case of a joint venture, foreign investors must have at least two years of direct operations in the advertising business outside of China. However, a domestic company without direct foreign investment is not subject to any of these restrictions.

Security and Surveillance Related Business

While there is no Chinese law or regulation specifically prohibiting foreign investment in the security and surveillance related business in China, the nature of this business implies that a vast majority of the customers of this business are governmental entities. Maintaining confidentiality of sensitive information about national security and other various governmental affairs is one of the most important concerns of these government customers. Therefore, as a practicable matter, governmental entities are more willing to have business relations with purely domestic companies than a company involving foreign investment where confidential governmental information is concerned.

In order to comply with these legal restrictions, on February 3, 2009, we conducted the Restructuring and entered into the Contractual Arrangement with the VIE Entities. Such arrangements enabled us to operate these restricted businesses through our VIE Entities in which we do not hold a direct equity interest. For more information on the regulatory and other risks associated with our contractual agreements related to our VIE Entities, please see the discussion below Item 1A, “Risk Factors.”

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

Our Competition and Competitive Strenghts

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

We believe that the following competitive strengths enable us to compete effectively in China’s transportation information industry:

  Leading-Edge R&D Team - Our research and development team has a strong and extensive technology background and was an early entrant into the three-dimensional Geographic Information System, or GIS, market. The head of our research and development team was the lead engineering architect of the first three-dimensional GIS platform software in China, which won the Chinese Excellence Software Award in 1995.

  R&D Affiliation with Peking University – Through our early alliance with Peking University, we developed a strong and extensive technology background. Under the cooperation agreement between our VIE Entity, PKU and Earth and Space College of Peking University, we have access to the university’s GeoSIS Research Lab and its team of over 30 scientists and researchers to support our R&D initiatives. Peking University is a 3% owner of PKU.

  Award Winning Technology - Since inception, we have won nine product awards, including the National Transportation Planning System and Digital City Program award. The awards demonstrate the technological leadership of our Intelligent Transportation System, or ITS, and give customers a sense of security that they are purchasing a quality product.

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

  Superior Management Team - Three members of our executive management team were among the first GIS software developers in China. Collectively, they have more than 34 years of experience with GIS, and each has been with PKU since its early days. They are complemented by two executives with extensive finance and corporate financial reporting experience.

  Operational and Quality Management - We are ISO 9000 certified and conduct internal performance assessments three times per year. Being in close proximity to two of China’s top universities, we have a large pool of qualified candidates to choose from for our hiring needs. We hire our employees based on a rigorous review of their academic and technical skills. We also screen each candidate’s background for potential conflicts of interest and in order to avoid the possible appearance of impropriety in our dealings with government agencies.

We experience competition from both foreign and domestic Chinese competitors. The following is a description of some of our major competitors:

Foreign Competitors

  Image Sensing System, Inc. (“ISS”) -ISS is headquartered in St. Paul, Minnesota, a technology company focused in infrastructure productivity improvement through the development of software-based detection solutions for the Intelligent Transportation Systems (ITS) sector and adjacent overlapping markets. ISS’s industry leading computer-enabled detection (CED) products combine embedded software signal processing with sensing technologies for use in transportation, environmental and safety/surveillance management. With more than 90,000 instances sold in over 60 countries worldwide, its products position to the traffic, security and environmental management markets.

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

  The products offered by our foreign competitors are generally priced higher than our products. In addition, their software cannot be applied in China without significant modification due to differing industry standards and background. For these reasons, we do not foresee much competition from these international competitors in the area of transportation information application software.

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

  Qingdao Hisense TransTech Co., Ltd.( QHNTC) - QHNTC was founded in October 1998. It is a subsidiary of Hisense Co., Ltd. QHNTC engages itself in the development and service of ITS. Focusing on urban traffic, public transport, logistics and commercial service, the company has developed several proprietary rights in traffic light control systems and urban public security & traffic comprehensive information platforms and other public transportation systems.

  Beijing Stone Intelligent Transportation System Integration Co., Ltd. - This company focuses on ITS, traffic engineering technical system, traffic information system and other serial traffic products.

  Guangzhou Heartly Teamgo Information System Engineering Co., Ltd. (Heartly Teamgo) - Based in Guangzhou, Guangdong Province, founded in 1997, Heartly Teamgo is engaged in the business of intelligent traffic products development, solution and system integration. Mainly dedicated in Guangdong Province, this company has developed city intelligent public transportation system, public media information display system, electronic bulletin boards and GPS in-car platform. The company has completed Guangzhou parking systems, public transportation sensor dispatch system and related projects.

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

  NAVINFO - NavInfo is a leading company in China’s vehicle navigable map market and is an all-round big player in the fields of portable navigation, (location based services) LBS and Internet–based location services and traffic information services. Currently, NavInfo map data have been mainly applied in vehicle navigation market and portable navigation market, as well as used by Internet-based location service providers and mobile phone operators in China.

Raw Materials

Since we are in the business of developing software applications and providing related services, we do not utilize any significant amount of raw materials. All of the raw materials needed for our business are readily available from several different suppliers and at market driven prices. We only purchase computers and other software in order to provide its services and software applications to customers.

Our Employees

As of December 31, 2009, we employed a total of 654 full-time employees. The following table sets forth the number of our employees by function as of December 31, 2009.

Number of
Department	Employees
Software Development	318
Quality Control	67
Sales and Marketing	95
Administration	116
Human Resources	19
Finance	39
Total	654

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

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See Item 1A, “Risk Factors – Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.”

ITEM 1A.     RISK FACTORS.

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We operate our businesses in China through the Group Company, which is wholly owned by our four Chinese affiliates: Shudong Xia, our Chairman, CEO and President and the beneficial owner of approximately 43% of the Company’s outstanding capital stock, Zhiping Zhang, our Vice President of Research and Development, Zhibin Lai, our Vice President and Wei Gao, the designee of SAIF Partners III L.P., our 17% shareholder. Conflicts of interests between their duties to us and to the Group Company and its subsidiaries may arise. We cannot assure you that when conflicts of interest arise, any or all of these persons will act in the best interests of our company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

The exercise of our option to purchase part or all of the equity interests in the VIE Entities under the Option Agreement might be subject to approval by the PRC government and foreign ownership restrictions on the VIE Entities’ current businesses under PRC laws. Our failure to purchase the equity of the VIE Entities without discontinuing the current businesses and operations of the VIE Entities may impair our ability to substantially control the VIE Entities and could result in actions by VIE Entities that conflict with our interests.

Our Option Agreement with the VIE Entities gives our Chinese subsidiary, Oriental Intra-Asia, the option to purchase all or part of the equity interests in the VIE Entities, however, the option may not be exercised by Oriental Intra-Asia if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of the VIE Entities, to be cancelled or invalidated. Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions would technically apply to the transaction. Application of these regulations requires an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts. Also, an appraisal of the equity or assets to be acquired is mandatory. However, our local PRC counsel has advised us that Beijing and other local counterparts of MOFCOM hold the view that such a transaction would not require their approval. Therefore, we do not believe at this time that an approval and an appraisal are required for Oriental Intra-Asia to exercise its option to acquire the VIE Entities in Beijing. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. In addition, even if we successfully acquire the equity interests in the VIE Entities through exercising our option, we may not be able to continue the current operations and businesses of the VIE Entities as, under the current PRC laws, we are subject to foreign ownership restrictions in connection with the online services, advertising in taxies, and security and surveillance related businesses, as described under the heading of "Regulation" above. If we are not able to purchase the equity of the VIE Entities without discontinuing the current businesses and operations of the VIE entities, then we will lose a substantial portion of our ability to control the VIE Entities and our ability to ensure that the VIE Entities will act in our interests.

We are highly dependent on the ITS, industry which is characterized by rapid technological change.

Our financial performance is dependent upon the continuing growth of the ITS industry which has historically been characterized by rapid technological change, evolving industry standards and changing customer needs. We cannot guarantee that we will be able to continue to anticipate and respond to future industry demands in a timely manner. New services or technologies may render our existing services or technologies less competitive or even obsolete. If we fail to anticipate and respond to technological advancements and developments in the ITS industry in the future in a timely manner, our results of operations may be materially and adversely affected. We are also subject to the risks generally associated with new technology introductions and applications, including the lack of market acceptance, delays in new application development and failure of applications to operate properly.

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

Historically, substantially all of our sales of our products have been to the Chinese government entities at both central and local levels. Sales to the Digital City, Transportation and Land and Resources sectors of the Chinese government accounted for an aggregate approximately 54% and 55% of our sales for the years ended December 31, 2009 and 2008, respectively. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

  adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;
  delays or changes in the government appropriations process; and
  delays in the payment of our invoices by government payment offices.

We have experienced significant growth in the past, and we may not be able to maintain such growth in the future.

During the past years, we significantly increased the scope of our operations and increased our revenues from $11.9 million in 2007 to $29.4 million in 2008, and to $63.7 million in 2009. Part of this growth was due to the acquisition of certain PRC companies, which made material contributions to our overall revenues and profits during the relevant period. Our growth may not be sustained in the future if we do not continue to expand the scope of our operations. In addition, contributions to our rapid growth by acquisitions may not be sustainable in the future to the extent that we are not able to identify and execute suitable acquisitions. The expansion of our business has, and will continue to, put pressure on our managerial, financial, operational and other resources. We also need to enhance financial and quality controls and recruit and train additional staff in order to keep pace with our growth. We may need to increase employee compensation levels in order to retain our existing executives and staff and attract the additional personnel we expect we may require. We cannot assure you that we will be able to manage our future expansion effectively. If we are unable to effectively manage our expanding operations and control increasing labor costs, our profitability may be materially and adversely affected.

We face risks associated with potential acquisitions, investments, strategic partnership or other ventures.

For expansion purposes, we may acquire or make investments in complementary businesses, facilities or services or products, or enter into strategic partnerships with parties who can provide access to such assets, if appropriate opportunities arise. We may not be able to identify suitable acquisition, investment or strategic partnership candidates, which may place us at a disadvantage if our competitors are able to grow their market share through acquisitions. If we do identify suitable candidates, we may not be able to obtain necessary funding or be able to complete those transactions on commercially acceptable terms or at all. If we acquire another company, we may have difficulty in integrating that company’s personnel, products and operations. In addition, the key personnel of the acquired company may decline to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

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

We do not carry any business interruption insurance, product liability or recall insurance or third-party liability insurance.

Operation of our business and facilities involves many risks, including equipment failures, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, and product liability. We do not carry any business interruption insurance or third-party liability insurance for our business to cover claims in respect of product liability, personal injury or property damage arising from accidents on our property or relating to our operations. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal control over financial reporting and our independent auditors may not attest to the effectiveness of our internal control.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing a public company’s financial statements must also attest to the effectiveness of the company’s internal controls. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, although the auditor attestation is not required until our annual report for the fiscal year ending December 31, 2010, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A(T) of this Annual Report on Form 10-K. Our management has concluded that our internal control over financial reporting was effective at the reasonable assurance level for the fiscal year ended December 31, 2009. However, in the future, our management may conclude that our internal controls over financial reporting are not effective, or our independent registered public accounting firm may issue an adverse opinion on our internal controls over financial reporting, if one or more material weaknesses are identified. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

  a higher level of government involvement;

  a early stage of development of the market-oriented sector of the economy;

  a rapid growth rate;

  a higher level of control over foreign exchange; and

  the allocation of resources.

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

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, Oriental Intra-Asia may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC VIE Entities under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if Oriental Intra-Asia borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

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

Substantially all of our revenues are generated from our indirect PRC subsidiary, Oriental Intra-Asia, after it receives payments from our VIE Entities under various services and other arrangements. However, PRC regulations restrict the ability of Oriental Intra-Asia to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by Oriental Intra-Asia only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Oriental Intra-Asia is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of Oriental Intra-Asia to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Dividends payable to us by our PRC subsidiary may be subject to PRC withholding taxes, we may be subject to PRC taxation on our worldwide income, and dividends distributed to our non-PRC investors may be subject to PRC withholding taxes under the PRC Enterprise Income Tax Law.

As a result of our holding company structure, we rely substantially on dividend payments from our indirect PRC subsidiary, Oriental Intra-Asia, after it receives payments from our VIE Entities under various services and other arrangement. Under the PRC tax laws effective prior to January 1, 2008, dividends paid to foreign investors by foreign-invested enterprises, such as dividends paid to us by Oriental Intra-Asia, were exempt from PRC withholding tax. Under the PRC Enterprise Income Tax Law and its implementation rules effective on January 1, 2008, all domestic and foreign-invested companies in China are subject to a uniform enterprise income tax at the rate of 25% and dividends from a PRC subsidiary to its foreign parent company are subject to a withholding tax at the rate of 10%, unless such foreign parent company’s jurisdiction of incorporation has a tax treaty with China that provides for a reduced rate of withholding tax, or the tax is otherwise exempted or reduced pursuant to the PRC tax laws.

Under the PRC Enterprise Income Tax Law, enterprises organized under the laws of jurisdictions outside China with their “de facto management bodies” located within China are considered PRC resident enterprises and therefore are subject to PRC enterprise income tax at the rate of 25% on their worldwide income. Under the implementation rules of the PRC Enterprise Income Tax Law, “de facto management bodies” is defined as the bodies that have material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within China if the following requirements are satisfied: (i) the senior management and core management departments in charge of its daily operations function mainly in the PRC; (ii) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (iii) its major assets, accounting books, company seals, and minutes and files of its board and stockholders’ meetings are located or kept in the PRC; and (iv) more than half of the enterprise’s directors or senior management with voting rights reside in the PRC.

The PRC Enterprise Income Tax Law and its implementation rules are relatively new and ambiguities exist with respect to the interpretation of the provisions relating to resident enterprise issues. Although our offshore holding companies are not controlled by any PRC company or company group, we cannot assure you that we will not be deemed to be a PRC resident enterprise under the PRC Enterprise Income Tax Law and its implementation rules. If we are deemed to be a PRC resident enterprise, we will be subject to PRC enterprise income tax at the rate of 25% on our worldwide income. In that case, however, dividend income we receive from Oriental Intra-Asia may be exempt from PRC enterprise income tax because the PRC Enterprise Income Tax Law and its implementation rules generally provide that dividends received by a PRC resident enterprise from its directly invested entity that is also a PRC resident enterprise is exempt from enterprise income tax. However, as there is still uncertainty as to how the PRC Enterprise Income Tax Law and its implementation rules will be interpreted and implemented, we cannot assure you that we are eligible for such PRC enterprise income tax exemptions or reductions.

In addition, the PRC Enterprise Income Tax Law and its implementation rules are relatively new and ambiguities exist with respect to the interpretation of the provisions relating to identification of PRC-sourced income. If we are deemed to be a PRC resident enterprise, dividends distributed to our non-PRC entity investors by us, or the gain our non-PRC entity investors may realize from the transfer of our ordinary shares, may be treated as PRC-sourced income and therefore be subject to a 10% PRC withholding tax pursuant to the PRC Enterprise Income Tax Law.

If we became a PRC resident enterprise under the new PRC tax system and received income other than dividends, our profitability and cash flows would be adversely affected due to our worldwide income being taxed in China under the PRC Enterprise Income Tax Law. Additionally, we would incur an incremental PRC dividend withholding tax cost if we distributed our profits to our ultimate stockholders. There is however not necessarily an incremental PRC dividend withholding tax on the piece of the profits distributed from our PRC subsidiaries, since they would have been subject to PRC dividend withholding tax even if we were not a PRC tax resident.

Our holding company structure may restrict our ability to receive dividends from, or transfer funds to, our PRC subsidiary and our VIE Entities, which could restrict our ability to act in response to changing market conditions and reallocate funds among our Chinese entities timely.

We are a holding company and conduct substantially all of our operations through our PRC subsidiary and VIE Entities. Any funds we transfer to our PRC subsidiary and VIE Entities, either as a loan or as an increase in registered capital, is subject to registration or approval of PRC governmental authorities, including the relevant administration of foreign exchange and/or the relevant examining and approval authority. Our PRC subsidiary and VIE Entities are prohibited by PRC law to directly lend money to each other. These limitations on the free flow of funds between us and our PRC companies could restrict our ability to act in response to changing market conditions and reallocate funds among our PRC companies on a timely basis. Moreover, according to a circular jointly issued by the Ministry of Finance and the State Administration of Taxation on September 19, 2008, the debt-to-equity ratio of a non-financial institution may not exceed 2:1 unless the shareholder loan in question can meet certain conditions. Although there is uncertainty at this time as to how the circular will be interpreted and implemented, such circular may have a negative impact on our PRC subsidiary’s abilities to obtain loans from its shareholders.

We may be subject to fines and legal sanctions if we or our Chinese employees fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On December 25, 2006, the People’s Bank of China issued the Administrative Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by the State Administration of Foreign Exchange, or SAFE, on January 5, 2007. Both took effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan of an overseas publicly-listed company in which PRC citizens’ participation requires approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies, or Notice 78. Under Notice 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who have been granted restricted shares or stock options pursuant to the China TransInfo Technology Corp. Equity Incentive Plan 2009, or the Plan, are subject to Notice 78. However, in practice, there are significant uncertainties with regard to the interpretation and implementation of Notice 78. We are committed to complying with the requirements of Notice 78. However, we cannot provide any assurance that we or our Chinese employees will be able to qualify for or obtain any registration required by Notice 78. In particular, if we and/or our Chinese employees fail to comply with the provisions of Notice 78, we and/or our Chinese employees may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities, as a result of which our business operations and the implementation of the Plan could be materially and adversely affected.

SAFE rules and regulations may limit our ability to convert and transfer the net proceeds from this offering to our VIE Entities in the PRC, which may adversely affect the business expansion of our VIE Entities, and we may not be able to convert the net proceeds from this offering into RMB to invest in or acquire any other PRC companies or establish other VIE Entities in the PRC.

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. The notice requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may significantly limit our ability to transfer the net proceeds from this offering to our VIE Entities through our subsidiary in the PRC, which may adversely affect the business expansion of our VIE Entities, and we may not be able to convert the net proceeds from this offering into RMB to invest in or acquire any other PRC companies, or establish other VIE Entities in the PRC.

The discontinuation or reduction of any preferential tax treatments currently available to us in the PRC may have a negative impact on our results of operations.

Our PRC companies, including the PRC subsidiary and VIE Entities, are subject to PRC income tax. Under the new corporate income tax law effective January 1, 2008, both foreign-invested enterprises and domestic enterprises are subject to a unified 25% income tax rate. Several of our VIE Entities, including PKU, China TranWiseway, Shanghai Yootu, UNISITS, Beijing Tian Hao and Beijing Zhangcheng, currently enjoy certain reduced income tax rates or income tax exemption. For the years ended December 31, 2009 and 2008, our effective tax rate was 1.1% and 0.2%, respectively. If there is any discontinuation or reduction of the existing preferential tax treatments, our business, financial condition and results of operations could be materially and adversely affected.

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

The PRC regulatory authorities may take the view that the Acquisition and the Share Exchange are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, the PRC Individuals became majority owners and effective controlling parties of a foreign entity that acquired ownership of PKU. The PRC regulatory authorities may also take the view that the registration of the Acquisition with the relevant AIC in Beijing and the filings with the Beijing SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the details of the overall restructuring arrangements, the existence of the Share Exchange and its link with the Acquisition. The PRC legal counsel of PKU has opined that the Acquisition did not violate any PRC law, which would include the 2006 M&A Rules. We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2009 and December 31, 2009, the closing price of our common stock, as reported on the markets on which our securities have traded, ranged between $3.05 and $8.17. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

  our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

  changes in financial estimates by us or by any securities analysts who might cover our stock;

  speculation about our business in the press or the investment community;

  significant developments relating to our relationships with our customers or suppliers;

  stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the transportation information systems industries;

  customer demand for our products;

  investor perceptions of the transportation information systems industries in general and our company in particular;

  the operating and stock performance of comparable companies;

  general economic conditions and trends;

  major catastrophic events;

  announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

  changes in accounting standards, policies, guidance, interpretation or principles;

  loss of external funding sources;

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

Our common stock started trading on the Nasdaq Global Market under the symbol “CTFO” in July 2009. The trading market in our common stock has been less liquid than the average trading market for companies traded on the Nasdaq stock market. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

Shudong Xia, our chief executive officer and president, is the beneficial owner of approximately 39.74% of our outstanding voting securities. As a result, he possesses significant influence over the election of our board of directors and significant corporate transactions. His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Mr. Xia are not in their best interests.

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

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.         PROPERTIES.

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

We have entered into a lease agreement to lease office spaces at the 8th and 9th floors of Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing China. Pursuant to this lease, we have the right to use the office space of 5,311 square meters in the Vision Building from November 1, 2009. We pay a monthly rent (including a monthly property management fee of RMB 258,460) of RMB 605,765 (approximately $88,800) for this facility. We are entitled to one free month rental of RMB 476,535 (approximately $69,855) per year. This lease expires on October 31, 2012. We expect that we will be able to renew the lease on similar terms prior to its expiration. UNISITS, one of the Company’s VIE Entities, also entered into a lease agreement to lease office spaces at the 12th floor of Vision Building. Pursuant to this lease, UNISITS has the right to use the office space of 1,175.22 square meters in the Vision Building from February 15, 2010. UNISITS pays a monthly rent (including a monthly property management fee of RMB 28,597) of RMB 142,985 (approximately $20,935) for this facility. UNISITS is entitled to two free month rentals of RMB 228,776 (approximately $33,496) for the first two months. This lease expires on February 28, 2013.

We have entered into a lease agreement with a Chinese individual, Zhao Li, from whom we have leased our office space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Pursuant to this lease, we have the right to use the office space of 517 square meters in the E-Wing Center. We paid a monthly rent of RMB 50,000 (approximately $7,325) for this facility. This lease expires on December 31, 2010. However, we terminated it prematurely in December 2009. On June 2, 2007, we also entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,427,936). In September, 2009, the real property purchase agreement was verbally terminated by the parties and the prepaid amounts were returned to us in full.

We also entered into two additional lease agreements to lease office spaces at the 15th and the 16th floors of E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under these two leases, we have the rights to use the office space of 378 square meters at the 15th floor and the office space of 609 square meters at the 16th floor in the E-Wing Center, respectively. We paid monthly rent of RMB 51,011 (approximately $7,473) and RMB 76,783 (approximately $11,249) under these two lease agreements, respectively. The leases expire on August 31, 2010 and March 30, 2011, respectively. We terminated both leases prematurely in December 2009.

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

ITEM 4.         (REMOVED AND RESERVED)

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “CTFO.” Prior to July 31, 2008, our common stock had been quoted on the Over-the-Counter Bulletin Board under the symbol “CTFO.OB.”

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2009
1st Quarter	$3.44	$2.47
2nd Quarter	5.36	2.88
3rd Quarter	8.42	4.19
4th Quarter	12.00	6.97

Year Ended December 31, 2008
1st Quarter	$8.30	$6.10
2nd Quarter	7.07	5.55
3rd Quarter	6.40	4.25
4th Quarter	4.05	3.05

(1) The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 30, 2010, there were approximately 84 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2009.

ITEM 6.         SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

Overview

We are a leading provider of end-to-end public transportation information technology systems and related comprehensive technology solutions in China. Our goal is to become the largest provider of transportation information products and related comprehensive technology solutions in China, as well as the largest operator and provider of real-time transportation information to consumers in China. Substantially all of our operations are conducted through our VIE Entities that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIE Entities, we are involved in developing multiple applications in transportation, digital city, and land and resource filling systems based on GIS technologies which are used to service the public sector.

Historically, we were engaged in three business areas: transportation, land and resources, and digital city. Our transportation solutions track and store a variety of traffic information for various government entities, private sectors clients and individual users. The land and resources business enables municipal governments to assess the efficiency of land use and the management of natural resources. The digital city sector is designed to aid the Chinese government’s initiative to outfit all major cities with broadband and wireless internet access.

Due to the substantial market demand for transportation information products in China, we have decided to devote more energy and resources to our transportation business since late 2007, and expected that this line of business will become a major driver of our future development. Our transportation products and solutions are targeted for transportation management authorities under the management of the Ministry of Communication and the general public.

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

The development of transportation information products and solutions that are “Made in China” has grown rapidly since 2000. As a leading company in the sale of transportation information products and solutions in China, our sales revenues have a high correlation to the high speed growth of the transportation information industry in China generally. Our sales compounded annual growth rate has been at approximately 71% for the past four years and our earnings compounded annual growth rate has also been at about 71% over the same period. Therefore, we believe that our sales over the next five years will grow in close correlation with the rapid growth of China’s transportation information industry.

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

Recent Developments

On February 21, 2010, we entered into a Securities Purchase Agreement with SAIF Partners III L.P., pursuant to which we sold a total of 1,564,945 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $10,000,000. The shares were priced at $6.39 per share. The shares were sold pursuant to a shelf registration statement declared effective by the SEC on November 16, 2009. The offering and sale of the shares closed on February 24, 2010.

On March 22, 2010, we and our VIE Entity, the Group Company, entered into certain equity transfer agreements (the Equity Transfer Agreements”) with several individual shareholders (the “Transferors”) of UNISITS, pursuant to which the Group Company acquired 30.85% equity interest in UNISITS from the Transferors. Pursuant to the Equity Transfer Agreements, the Group Company purchased approximately 16.23 million shares of UNISITS from the Transferors in exchange for RMB 4.41 million (approximately US$0.65 million) in cash (the “Cash Consideration”), 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of our common stock, which are issuable within 30 days of the effective date of the Equity Transfer Agreements. The Equity Transfer Agreements contain “make good” provisions, under which the Transferors agree to deposit a total of 697,162 shares of our common stock with an escrow agent designated by us that they will receive as partial consideration for the acquisition. Specifically, if UNISITS’s 2010 after-tax net income under Chinese GAAP is less than RMB 37.50 million (approximately US$5.50 million) or its 2011 after-tax net income under Chinese GAAP is less than RMB 46.88 million (approximately US$6.86 million), then 50% of the shares of our common stock deposited by the Transferors in escrow will be returned to us for cancellation for each applicable year. In addition, for each applicable year as described above, we will not be required to pay the remainder of the Cash Consideration, which represents RMB 1.323 million (approximately US$0.19 million), or 30% of the total Cash Consideration, per year if UNISITS fails to meet the respective performance targets.

Taxation

United States

China TransInfo Technology Corp. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China TransInfo Technology Corp. had no U.S. taxable income in 2009 and 2008.

BVI

Our wholly owned subsidiary Cabowise was incorporated in the BVI. Under the current law of the BVI, Cabowise is not subject to income or capital gains tax. In addition, dividend payments are not subject to withholding tax and income taxes in BVI.

Delaware, Hong Kong and Samoa

Our wholly owned subsidiary Intra-Asia Entertainment Corporation (Delaware) was incorporated in Delaware. No provision for state income taxes in Delaware has been made as Intra-Asia Entertainment Corporation (Delaware) had no Delaware taxable income in 2009 and 2008. Our wholly owned subsidiary Oriental Intra-Asia Entertainment (China) Limited (Hong Kong) was incorporated in Hong Kong and, under the current laws of Hong Kong, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment (Asia-Pacific) Limited (Samoa) was incorporated in Samoa and, under the current laws of Samoa, is not subject to income taxes.

PRC

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%. For the year ended December 31, 2009, the above tax rules did not have any material financial impact on the Company because we did not have any income from outside of the PRC in 2009.

The Group Company, Zhangcheng Media, Xinjiang Zhangcheng, and Dajian Zhitong are subject to a tax rate of 25% on the taxable income for PRC income tax purposes under the new EIT Law in 2009. PKU, China TranWiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS are subject to a tax rate of 15% on the taxable income for PRC income tax purposes in 2009. Beijing Tian Hao, Beijing Zhangcheng and Shanghai Yootu qualify as “new or high-technology enterprises” located in High-Tech Zones in Beijing and Shanghai, and are entitled to tax exemptions or preferential tax rates on the taxable income for PRC income tax purposes in 2009. Henan UNISITS are subject to a special rate of 2.5% for its taxable revenue in 2009.

Results of Operations

For the year ended December 31, 2009, our revenues increased to $63.69 million, an increase of 116.84% over 2008. Gross profit was up 53.76% from the previous year, increasing from $16.5 million to $25.38 million, and operating income reached $13.71 million, an increase of 20.02%. Finally, the Company’s net income for the year increased 16.98% to $12.97 million from $11.09 million in 2008.

As these results show, the Company had a successful year of significant growth in 2009. It was the second successful year of transition for the Company as we evolved from a Geo-GIS custom software producer to a comprehensive transportation information solutions provider. As a result, transportation products and solutions have continued to comprise an increasingly larger portion of our revenue throughout the year. For 2009, revenue from this area accounted for 85.95%, growing from 62.76% in 2008. Our digital city and land resources urban planning software accounted for the remainder.

In 2009 we continued to provide customized transportation related software solutions to the national government and provincial and local level governments across China. One of our most high profile contracts was with the Wuhan Municipal Transportation Management Bureau to build a comprehensive transportation management system to collect, access, process and manage real time traffic data on all major roads in Wuhan. This project was the first large scale local comprehensive transportation management system in China. With a high degree of brand recognition and strong governmental relationships, we believe that we will continue to work closely with various governmental agencies to accommodate China’s continued transportation planning needs.

Our consumer-targeted new real time traffic data application business was also continuously enhanced this year. In August 2009, we launched China’s first multi-city real-time traffic website and mobile phone software with current coverage in 10 major cities in China, including Beijing, Shanghai, Chongqing, Shenzhen and Tianjin. In October, our mobile software application, Palmcity Live Traffic, was added to China Telecom’s Surfing Space AppMarket. While mobile users can currently download this application for free as the AppMarket is in its initial beta phase, we expect to monetize the application once the AppMarket launches commercially. We also expect that more high-end cell phone manufactures will install this application on new handsets to satisfy growing consumer demand for real time traffic data.

We also launched in August 2009 our new product, the TransPLE, an equipment and monitoring service system, which tracks transit passengers in high density areas, such as metro stations, railway stations, and airports. The technology utilizes multi-modal sensor networks composed of several laser scanners and cameras to detect and analyze pedestrian flow quantity, density, speed, and direction. As a result, the TransPLE can assist government authorities to develop and expand high-traffic transportation centers with optimal configurations for pedestrian flow, as well as support public safety with crowd control, emergency response, and anti-terrorism activities.

Our most important and strategic business development during 2009 was our expansion into intelligent transportation systems for expressways through indirect acquisition of a 35.17% equity interest in UNISITS in September 2009. UNISITS is a leader in China’s intelligent transportation systems industry, providing traffic engineering E&M systems for expressways in China. Presently, the company has a presence in more than 20 provinces in the country. UNISITS collaborates with Tsinghua University to develop an expressway weight-in-motion system and lighting control system, both of which have been utilized by several provinces in China. We believe that UNISITS is an excellent complement to our business, allowing us to take advantage of the many synergies between our two companies. We plan to leverage UNISITS’ established market position in the expressway market with our leadership in the urban transportation market to better penetrate markets for our products and services.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars and percentage of revenues and key components of our revenue for the periods indicated in dollars.

	Years Ended
	December 31,
	2009	2008

Revenues	$63,686,121	$29,370,463
Cost of sales	38,310,183	12,867,258

Gross profit	25,375,938	16,503,205

Selling, general and administrative expenses	11,667,895	5,081,502

Income from operation	13,708,043	11,421,703

Other income and (expenses)
Interest income	109,744	68,782
Interest expense	(244,574)	(135,120)
Subsidy income	1,730,291	530,100
Other income	91,439	32,170
	1,686,900	495,930
Income before income taxes, noncontrolling interests, and equity investments	15,394,943	11,917,633

Income tax expenses	677,355	(62,955)
Net income before noncontrolling interests and gain on equity investments in affiliates	14,717,588	11,854,678
Gain on investments in affiliates due to proportional shares of the affiliates net income	1,793,387	-
Net income before noncontrolling interests	16,510,975	11,854,678
Noncontrolling interests in net income of subsidiary	3,536,876	764,201
Net income – controlling interests	$12,974,099	$11,090,477

	Years Ended
	December 31,
	2009		2008

As a percentage of Revenues

Revenues	100.00%		100.00%
Cost of sales	60.15%		43.81%

Gross profit	39.85%		56.19%

Selling, general and administrative expenses	18.32%		17.30%

Operating income	21.52%		38.89%

Other income and (expenses)
Interest income	0.17%		0.23%
Interest expenses	(0.38%	)	(0.46%	)
Subsidy income	2.72%		1.80%
Other income	0.14%		0.11%
Income before income taxes, noncontrolling interests, and equity investments	24.17%		40.58%

Income tax expenses	1.06%		0.21%
Net income before noncontrolling interests and gain on equity investments in affiliates	23.11%		40.36%
Gain on investments in affiliates due to proportional shares of the affiliates net income	2.82%		-
Net income before noncontrolling interests	25.92%		40.36%
Noncontrolling interests in net income of subsidiary	5.55%		2.60%
Net income – controlling interests	$20.37%		$37.76

Revenues. Revenues increased approximately $34.32 million, or 116.84% to approximately $63.69 million for the year ended December 31, 2009, from approximately $29.37 million in 2008. Approximately 105.79% of this increase is attributable to the increase in sales of our transportation products in 2009, which had approximately 196.96% increase year over year compared to 2008. Such increase mainly resulted from the successful execution of the Company’s major business since it started shifting to the transportation business in late 2007 and the rapidly developing market opportunities in the transportation information sector in China, as well as our consolidation of the financial results of UNISITS since September 2009. However, our Digital City and Land and Resource businesses in total experienced about 22.52% decrease compared to the same period of 2008 because we did not actively pursue Digital City and Land and Resource businesses during 2009 even though we believe these two businesses are still experiencing healthy development and growth in China. In addition, we believe that the overall sales increased as a result of the growing recognition of our brand name and technology. During 2009, the Company had been constantly offering new products and solutions to the market and was able to secure more contracts from recurring clients.

The following table illustrates the revenues from the Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Year Ended	Percentage	Year Ended	Percentage
	December	of	December	of
	31,	Total	31,	Total
	2009	Revenues	2008	Revenues
Transportation	$54,735,455	85.95%	$18,432,187	62.76%
Digital City	6,898,472	10.83%	8,387,422	28.56%
Land and Resources	1,517,908	2.38%	2,475,023	8.42%
Other	534,286	0.84%	75,831	0.26%
Total	$63,686,121	100.00%	$29,370,463	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 96.78% and 91.32% of our sales for the years ended December 31, 2009 and 2008, respectively. Sales in Land and Resources accounted for 2.38% and 8.42% of total sales over each of periods indicated above, respectively.

Cost of Sales. Our cost of sales increased approximately $25.44 million, or 197.73%, to approximately $38.31 million for the year ended December 31, 2009, from approximately $12.87 million in 2008. This increase was mainly due to the increase in the costs of hardware components and hardware equipment depreciation, which was generally in line with the increase in our sales. Such increase in the costs of hardware components were also due to the consolidation of the financial results of UNISITS, whose business involves using more hardware components in its products than the Company’s legacy transportation business. As a percentage of revenues, the cost of sales increased to 60.15% during the year ended December 31, 2009 from 43.81% in 2008 due to the fact that the business of UNISITS involves using more hardware components in its products and has much lower margin than the Company’s legacy business.

The following table illustrates in detail the items constituting our costs of goods sold.

	Year ended	Year ended
	December 31	December 31
Cost Item	2009	2008
Salary	$1,900,370	$1,311,126
Hardware	23,444,889	5,647,874
Software licenses	2,271,370	1,494,675
Outsourcing	6,884,631	3,618,116
Others	3,808,923	795,467
Total	$38,310,183	$12,867,258

Gross Profit. Our gross profit increased approximately $8.88 million, or 53.76%, to approximately $25.38 million for the year ended December 31, 2009, from approximately $16.50 million in 2008. Gross profit as a percentage of revenues was 39.85% for the year ended December 31, 2009, a decrease of 16.34% from 56.19% in 2008. Our gross profit increase was mainly attributable to the increase of sales in 2009 in general. However, our gross profit increase underperformed our revenue increase from 2008 to 2009 by about 63.08%, which was mainly due to the inclusion of the financials of UNISITS whose sales generally involve more hardware components and have much lower margin than the Company’s legacy business during 2009.

Selling, General and Administrative Expenses. Majority of our services and products are sold into the domestic Chinese market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a non-bid basis. We are often invited to bid on contracts through our professional relationships and are awarded repeat business. Historically, we did not invest heavily in establishing a substantial marketing program. We promoted our products by developing relationships through Peking University, professional relationships with various agencies and municipalities and in participation in industry trade exhibitions. Our marketing expenses therefore were relatively low in comparison to our competitors who do not have a record of performance and brand recognition or well-established government contacts. Starting from the first quarter of 2009, we have enhanced our marketing efforts by organizing various industry trade exhibitions and conferences in order to further promote our corporate image and brand recognition within the transportation information industry in China.

Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.72 million, or 57.42%, to $1.97 million for the year ended December 31, 2009, from $1.25 million in 2008. As a percentage of revenues, selling expenses decreased to 3.10% for the year ended December 31, 2009, from 4.26% in 2008. The increase of selling expenses was mainly attributable to our expanded operations and sales volume as well as the enhanced marketing activities for the year ended December 31, 2009.

Our general and administrative expenses were approximately $9.70 million (15.22% of total sales) and approximately $3.83 million (13.04% of total sales) for the years ended December 31, 2009 and 2008, respectively. The increase of administrative expenses was mainly attributable to the increase of 314 employees, enhanced research and development efforts as well as more professional expenses associated with being a public company.

Income Taxes. For the year ended December 31, 2009, we recognized income tax expense of $0.68 million and effective tax rate of 4.40% while in 2008, we recognized an income tax expense of $0.06 million and effective tax rate of 0.53%. The increase in the income tax expense mainly resulted from the income tax paid or accrued with the increased taxable net incomes in 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents (excluding restricted cash) of approximately $27.40 million and restricted cash of approximately $1.59 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Fiscal Years Ended
	December 31,
	2009	2008
Net cash provided by operating activities	$8,823,845	$2,508,578
Net cash provided by (used in) investing activities	1,674,998	(10,254,347)
Net cash provided by financing activities	1,134,165	16,726,464
Net cash inflow	11,277,956	9,280,226

Operating Activities

Net cash provided by operating activities was approximately $8.82 million in fiscal year ended December 31, 2009, which was an increase of approximately $6.31 million from approximately $2.51 million net cash provided by operating activities in fiscal year ended December 31, 2008. Such increase of net cash provided by operating activities was primarily attributable to the increase of our sales and net profit for 2009 compared to 2008 as well as the increase in billings in excess of costs and estimated earnings on incompleted contracts, which was due to the fact that we received the payments from customers ahead of our working schedules on certain contracts. However, we also experienced significant increase in cost and estimated earnings in excess of billings on incompleted contracts in 2009 compared to 2008 mainly due to the fact that our working schedules were ahead of billings based on the payment terms of certain contracts, which negatively affected our cash flows from operations. We also experienced the increase in other receivable, which consists mainly of performance bonds that we put into escrow accounts set up by our customers for contract performance purposes. Such increases were in correlation to the increase of our sales and also negatively impacted our cash from operations. In addition, we had increases in accounts receivable and accounts payable, which were mainly due to the increase of sales and business scale.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisition of property, plant and equipment.

Net cash provided by investing activities was approximately $1.67 million in fiscal year 2009, an increase of $11.92 million from the $10.25 million net cash used in investing activities in fiscal year 2008. Such increase of net cash provided by investing activities was primarily attributable to the cash acquired from the acquisition of UNISITS.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2009 was approximately $1.13 million, while in the same period of 2008 we had approximately $16.73 million of net cash provided by financing activities. Such change was mainly attributable to the facts that we raised $15 million in the private placement transaction in July 2008 and the payment of dividends to original shareholders of UNISITS for undistributed earnings prior to the acquisition in September 2009.

Financing Agreements

On June 17, 2008, we entered into a short-term loan agreement with Beijing Bank, Youyi Branch (the “Bank”), pursuant to which the Bank has agreed to loan to us RMB 20 million (approximately $2.93 million) for working capital purposes. The loan had an initial annual interest rate of 8.964%, which was floating based on interest rates determined by the People’s Bank of China from time to time. The interest is payable on a quarterly basis commencing September 20, 2008. The loan expired on June 17, 2009 and was renewed on June 22, 2009 with an initial interest rate of 5.31% per annum, which is also floating based on interest rates determined by the People’s Bank of China from time to time. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and the Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. As of the date of this report, a principal amount of approximately $2.93 million is outstanding. There are no financial covenants or ratios under this short-term loan agreement.

On July 17, 2008, we completed a private placement pursuant to which we issued and sold 2,586,207 shares of our common stock to SAIF Partners III L.P. As a result of this private placement we raised $15 million in gross proceeds, which left us with approximately $13.21 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.79 million.

On September 29, 2009, PKU entered into a short-term loan agreement with Huaxia Bank, Zhichunlu Branch (the “Huaxia Bank”0, pursuant to which the Huaxia Bank has agreed to loan to PKU RMB 30 million (approximately $4.40 million) for working capital purposes. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time. The interest is payable on a monthly basis commencing October 20, 2009. The loan expires on September 29, 2010. As of the date of this report, a principal amount of approximately $4.40 million is outstanding. There are no financial covenants or ratios under this short-term loan agreement.

On February 24, 2010, the Company issued and sold a total of 1,564,945 shares of common stock to SAIF Partners III L.P. for an aggregate purchase price of $10 million.

Future Capital Requirements

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

Contractual Obligation and Capital Commitments

We have entered into a lease agreement to lease office spaces at the 8th and 9th floors of Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing China. Pursuant to this lease, we have the right to use the office space of 5,311 square meters in the Vision Building from November 1, 2009. We pay a monthly rent (including a monthly property management fee of RMB 258,460) of RMB 605,765 (approximately $88,800) for this facility. We are entitled for one free month rental of RMB 476,535 (approximately $69,855) per year. This lease expires on October 31, 2012. We expect that we will be able to renew the lease on similar terms prior to its expiration. UNISITS, one of the Company’s VIE Entities, has also entered a lease agreement to lease office spaces at the 12th floor of Vision Building. Pursuant to this lease, UNISITS has the right to use the office space of 1,175.22 square meters in the Vision Building from February 15, 2010. UNISITS pays a monthly rent (including a monthly property management fee of RMB 28,597) of RMB 142,985 (approximately $20,935) for this facility. UNISITS is entitled to two free month rentals of RMB 228,776 (approximately $33,496) for the first two months. This lease expires on February 28, 2013.

We have entered into a lease agreement with a Chinese individual, Zhao Li, from whom we have leased our current office space at 07 Floor E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Pursuant to this lease, we have the right to use the office space of 517 square meters in the E-Wing Center. We paid a monthly rent of RMB 50,000 (approximately $7,325) for this facility. This lease expires on December 31, 2010 and we terminated it prematurely in December 2009. On June 2, 2007, we entered into a real property purchase agreement with Zhao Li, pursuant to which Mr. Zhao agreed to sell the facility to us for a purchase price of RMB 9,747,000 (approximately $1,427,936). In September, 2009, the real property purchase agreement was verbally terminated by the parties and the prepaid amounts were returned to us in full.

We also entered into two additional lease agreements to lease office spaces at the 15th and the 16th floors of E-Wing Center, No. 113 Zhichunlu, Haidian District, Beijing, China. Under these two leases, we had the rights to use the office space of 378 square meters at the 15th floor and the office space of 609 square meters at the 16th floor in the E-Wing Center, respectively. We paid a monthly rent of RMB 51,011 (approximately $7,473) and RMB 76,783 (approximately $11,249) under these two lease agreements, respectively. The leases expire on August 31, 2010 and March 30, 2011, respectively. We terminated both leases prematurely in December 2009.

The aggregate future minimum payments under these lease agreements over one year are as follows:

Year ending December 31,	Lease Commitments
2010	$1,201,586
2011	1,055,593
2012	888,657
Total	$3,145,836

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

Critical Accounting Policies and Estimates

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Oriental Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise, its indirectly owned subsidiaries Oriental Intra-Asia, and the Company’s variable interest entities, or the VIE Entities, including the Group Company, PKU, Beijing Tian Hao , Beijing Zhangcheng, Xinjiang Zhangcheng, Zhangcheng Media, China TranWiseway, Dajian Zhitong, Shanghai Yootu, UNISITS, Hangzhou Ziguang Jietong Technology Co., Ltd., Hangzhou UNISITS, Henan Ziguang Jietong Technology Co., Ltd., or Henan UNISITS, and Beijing Ziguang Jinzhidun Information Technology Co., Ltd., or Beijing UNISITS. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental Intra-Asia and PKU, entered into a series of equity transfer agreements with the Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of this restructuring is to allow the Company to engage in online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations. Through the contractual or variable interest entity, or VIE, arrangements, the Company maintains substantial control over the VIE Entities' daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under ACS 810.

The consolidated financial statements include the accounts of VIE and VIE’s majority owned subsidiaries, which approximates 3% to 70% is owned by noncontrolling interests. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include accrued warranty costs, as well as revenue and costs recorded under the percentage-of-completion method. Actual results could materially differ from those estimates.

Segment Information-- ASC 280 requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

Cash Equivalents—The Company classifies all highly liquid investments purchased with a maturity of three months or less as cash equivalents.

Accounts Receivable—Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible..

Long-Term Investment— The Company classifies its investments as available-for-sale in accordance with ASC 320 “Debt and Equity Securities”, Investments – Debt and Equity Securities, and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

The Company’s investments also include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is below the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets. Amortization of leasehold improvements is over the lesser of the lease term or useful life of the improvement.

Useful Lives (Years)
Automobiles	5 -10
Machinery and equipments	4 -7
Furniture and fixtures	3 -5

Amortization of Intangible Assets— Intangible assets primarily include the costs of capitalized R&D costs, costs for purchased intangibles and intangibles result from acquisitions. Purchased intangible costs are amortized on a straight-line basis over the estimated useful lives of the assets, which approximate 10 years. Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. With the exception of developed technology, these intangible assets are amortized using the straight-line method. Developed technology is amortized over the greater of (1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful life of the developed technology, and (2) the straight-line method over each developed technology’s remaining useful life. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

  Existing Technology

China TranWiseway, one of the Company’s VIE entities, internally developed the Traffic Volume Long-Distance Monitoring and Data Center Platform technology. The useful life of the technology is estimated at 10 years.

  ETC and GPS Technologies

The Company purchased software from third parties for total cash consideration of $1,184,057. This software was integrated into an Electrical Toll collection, or ETC, non-stop toll system and GPS technology. The Company plans to distribute fully integrated ETC systems with both hardware and software included. The estimated useful life of the technology is for 10 years.

As of December 31, 2009, the Company capitalized research and development costs of $2,676,054 after establishing technical feasibilities for its real time traffic information application software (GPS Technology). Amortization of the real time traffic information technology will not start until the application is completely developed.

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

The company completed the annual impairment testing for indefinite-lived intangible assets during the twelve months ended December 31, 2009 and 2008, and the Company determined that there was no impairment in any of these years. The Company performs its annual impairment test as of the last day of the fiscal year. These impairment tests must be performed more frequently if there are triggering events.

Revenue Recognition—The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

The Company’s revenue of service fees are primarily fixed price contracts. Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion within the scope of ASC 605 and is consistently applied for all fixed price contracts. Such contracts include services provided for software development projects, IT outsourcing and solutions, system integration, and network integration services at fixed price arrangements with its customers. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. The company did not incur any deferred costs for the years ended December 31, 2009 and 2008. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Any advance payments received from its customers prior to recognition of revenue is classified as a current liability as billings in excess of costs and estimated earnings on incompleted contracts.

For taxi media advertising revenue, the Company recognizes deferred revenue when cash is received, but the revenue has not yet been earned. The Company recognizes taxi media advertising revenue ratably over the period in which the advertisement is to be published.

The Company has very limited system maintenance and technology upgrade services for the systems/platforms we have built for clients. In most cases, such service revenue were secured on separate contracts basis. Such service revenues are recognized ratably over the service periods.

Research and Development— Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for the commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. As of December 31, 2009 and 2008, research and development expenses were capitalized in the amount of $2,126,399 and $833,281 and were included in intangible assets in the Company's consolidated balance sheet.

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with ASC topic 718, Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment), which requires the application of a fair-value-based measurement method in accounting for share-based payment transactions with employees. During 2009, we granted stock options as part of our key performer stock-based compensation program, as well as stock options or restricted stock units to management and directors. During 2008, we granted both stock options as part of our key performer stock-based compensation program. The vesting of stock option grants may be based on time, performance, market conditions, or a combination of performance and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

The fair values of restricted stock awards with time-based vesting, including restricted stock and restricted stock units, are generally based on the market price of the stock awards at the date of grant. As permitted under ASC topic 718, we generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Our expected stock-price volatility assumption is based on recent (six to twelve months trailing) implied volatility calculations. These calculations are performed on exchange-traded options of our common stock. We believe that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

We estimate forfeiture rates at the time awards are made based on historical and estimated future turnover rates and apply these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. During 2009, forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2009, our annualized estimated forfeiture rates were 0% for non-employee director awards and 15-20% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Note to our Consolidated Financial Statements in Item 11 for further information regarding stock-based compensation.

Income Taxes—The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

The Company adopted ASC 740-10-25, Income Taxes- Overall-Recognition, on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Goodwill –The Company performs an annual goodwill impairment test as of December 31 each year in accordance with ASC subtopic 350-20, Goodwill (formerly SFAS No. 142), and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs the annual review for goodwill impairments.

The annual test of the potential impairment of goodwill requires a two step process. Step one of the impairment test involves comparing the estimated fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

For purposes of the step one analyses, determination of reporting units’ fair value is typically based on the income approach, which estimates the fair value of the Company’s reporting units based on discounted future cash flows.

The Company recorded $983,345, $189,748, $1,921,924, and $6,884,614 in goodwill in connection with its acquisitions (see Note 9) of equity of China TranWiseway, Dajian Zhitong, Shanghai Yootu, and UNISITS, respectively. As of December 31, 2009, the Company believed no goodwill was subject to the risk of impairment.

Impairment of Long-Lived Assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, Property, Plant and Equipment. The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that no impairments of long-lived assets currently exist.

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the years ended December 31, 2009 and 2008, bad debt expenses totaled $5,767 and $31,571, respectively.

Translation Adjustment— The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is Renminbi (RMB). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for interim financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

	Average Rate for the year
December 31,	2009	2008
Renminbi (RMB)	RMB 1.00	RMB 1.00
United States dollar ($)	$0.14661	$0.14415

Exchange Rate at

December 31,	2009	2008
Renminbi (RMB)	RMB 1.00	RMB 1.00
United States dollar ($)	$0.1467	$0.1467

Comprehensive Income—Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Fair Value Measurements— Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurement and Disclosures, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820, Fair Value Measurements and Disclosures, to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results. The following table presents information about the Company’s assets and liabilities that are measure at fair value on recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (adjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Financial assets at fair value as of December 31, 2009:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$27,400,420	$27,400,420	$-	$-
Restricted cash	1,591,076	1,591,076	-	-
Long-term investments	8,027,122	-	-	8,027,122
Total	$37,018,618	$28,991,496	$-	$8,027,122

Financial assets at fair value as of December 31, 2008:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16,122,464	$16,122,464	$-	$-
Restricted cash	1,209,542	1,209,542	-	-
Total	$17,332,006	$17,332,006	$-	$-

The fair values of the Company’s cash and cash equivalents and restricted cash are determined through market, observable and corroborated sources. The fair values of the Company’s long-term investments are unobservable data points and include situations where there is little, if any, market activity. The carrying amounts reflected in the consolidated balance sheets for other current assets, accounts payable, accrued expenses, long-term debt approximate fair value due to their short-term maturities.

New Accounting Pronouncements

In December 2007, the FASB issued ASC 810-10-65, Consolidation, which applies to all companies that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. ASC 810-10-65 is effective for us on January 1, 2009. Earlier adoption is prohibited. We adopted ASC 810-10-65 on January 1, 2009 and the adoption of ASC 810-10-65 did not have a material impact on our results of operations or financial position.

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.

In April 2009, the FASB issued three related staff positions to clarify the application of FASB ASC 820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.

  FASB ASC 820 (Transitional 820-10-65-4)—which provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

  FASB ASC 320—which modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

  FASB ASC 820-10-50—which requires disclosures of the fair value of financial instruments within the scope of FASB ASC 820 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

In June 2009, the Financial Accounting Standards Board (‘‘FASB’’) issued its final Statement of Financial Accounting Standards (‘‘SFAS’’) No. 168, ‘‘The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162’’ (‘‘SFAS No. 168’’). SFAS No. 168 established the FASB Accounting Standards Codification (‘‘ASC’’) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance in the ASC carries an equal level of authority. The ASC supersedes all previously existing non-SEC accounting and reporting standards. The ASC simplifies user access to all authoritative U.S. GAAP by reorganizing previously issued U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure, without creating new accounting and reporting guidance. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009; accordingly, we adopted the ASC in the third quarter of fiscal 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. For the discussion herein, we refer to ASC citations that relate to ASC Topics and their descriptive titles, as appropriate, and no longer refer to citations that relate to accounting pronouncements superseded by the ASC.

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt FASB ASC 860 on January 1, 2010.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company will adopt this guidance beginning January 1, 2010 and the Company does not expect this accounting guidance to materially impact the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact to the Company’s consolidated financial statements.

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

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on our consolidated financial statements .

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 605), or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of Accounting Standards Codification (ASC) Subtopic 605-25. The consensus in ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The present standard requires that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. In addition, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe this standard will have a material impact on its financial position or results of operations.

In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605. The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB issued an ASU 2009-15 regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on our consolidated financial statements .

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this annual report.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Zhihai Mao, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Zhihai Mao concluded that as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2009, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2009, but was not reported.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Shudong Xia	37	Chairman, CEO, President and Secretary
Zhibin Lai	36	Vice President of Technology
Zhiping Zhang	40	Vice President of Research and Development
Danxia Huang	37	Vice President of Operations and Director
Zhihai Mao	34	Chief Financial Officer
Jay Trien	69	Director
Zhongsu Chen	46	Director
Dan Liu	68	Director
Brandon Ho-Ping Lin	38	Director
Dongyuan Yang	56	Director

SHUDONG XIA. Mr. Xia has been our Chief Executive Officer, President, Secretary and Chairman since May 14, 2007. Mr. Xia also serves on several government advisory committees for the development of GIS services for urban planning. Mr. Xia founded our affiliate, PKU in 2000. From 2002, Mr. Xia, while with PKU, was involved with the “GIS-based digital city-services system study and demonstration”, one of the key projects of China 863-Plan. Prior to his involvement with PKU, Mr. Xia, from 1998 was involved in several research projects at Peking University, specifically: he was a key team member of the “Study on the key technology of information release via the super media network”, a key technology study project of the “China 9th 5-year Plan” and was instrumental in the compilation of “How to Digitize a City” and “Digital City-Theory, Method and Application”. Mr. Xia received his PhD in Remote Sensing from the GIS Institute of Peking University in 2003.

ZHIBIN LAI. Mr. Lai has been our Vice President since May 14, 2007. Mr. Lai is in charge of GIS application service for the Transportation sector. From 2000, Mr. Lai was Vice President of PKU, where he was in charge of the GIS application service for the transportation sector. Mr. Lai has extensive experiences in system planning, analysis and project management and is involved in a variety of comprehensive software development projects at PKU. From 1988, Mr. Lai was head of the Software Department of Fangda Century Group (Beijing) where he was in charge of the GIS Study Center in City and Environment Department at Peking University. From 1996, Mr. Lai was head of the China team’s software department at GEOBasic, a Japan-based GIS company. Mr. Lai received his PhD in Remote Sensing from GIS Institute at Peking University.

ZHIPING ZHANG. Mr. Zhang has been our Vice President of Research and Development since May 14, 2007. Mr. Zhang is in charge of the R&D and GIS application service in our Land and Resources sector. Since 2001, Mr. Zhang has been Vice President of PKU, where he is in charge of the R&D and GIS application service in Land and Resources sector. From July 1995 to 2001, Mr. Zhang was a professor of Remote Sensing at the Geography Information Institute of Peking University. From August 1997 Mr. Zhang was the lead expert and head of software department in Basic Engineering for GeoBasic, a Japanese GIS company. From 1995, Mr. Zhang led the development of the first Geo-info system software-Citystar, which was awarded the “Excellence Product Awards” in the first “Domestic GIS Software Assessment”. During his tenure at GeoBasic, Mr. Zhang led the development of the first GIS platform software-GeoBasic in Japan, which has won a 20% market share in the Japanese market. Mr. Zhang has a Master’s degree in Remote Sensing from the Geography Information Institute of Peking University.

DANXIA HUANG. Ms. Huang became our Vice President of Finance and Treasurer on May 14, 2007 and became our Director on May 27, 2007. Currently, Ms. Huang is Vice President of Operations in charge of our strategic development, business administration management and finance. Since November 2006, Ms. Huang has been Vice President of PKU, where she is in charge of strategic development, business administration management and finance. From April 2005 to November 2006, Ms. Huang was the Vice President of First City Investment Inc. of Hong Kong. From April 2001 to April 2005, Ms Huang worked at Beijing Business Travel Holiday Net-Tech Co., Ltd., an internet company, as Chief Executive Officer. Ms. Huang has a Master’s degree in Business Administration in Finance from Murdoch University of Australia.

ZHIHAI MAO. Mr. Mao has been our Chief Financial Officer since January 1, 2008. From August 2006 to December 2007, Mr. Mao was a senior auditor of Deloitte & Touche Tohmatsu CPA, Ltd.’s Beijing office. Prior to that, Mr. Mao was a senior auditor of Deloitte & Touche LLP, USA, from October 2004 through July 2006. From July 2003 to October 2004, Mr. Mao was a senior tax consultant of Deloitte Tax LLP USA. Mr. Mao also was previously employed as a budget analyst of University of North Carolina at Chapel Hill, Program for International Training in Health, from December 2002 through May 2003. Mr. Mao is a U.S. Certified Public Accountant with extensive experience of corporate financial reporting and disclosure. Mr. Mao holds a Mater’s degree in accounting from University of North Carolina at Chapel Hill.

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

ZHONGSU CHEN. Dr. Chen has been our director since May 1, 2008. Dr. Chen has more than 20 years of experience in information technology, including nine years in Wall Street firms such as DLJ, Standard & Poor’s, New York Life and Ambac Financial Group. Since May 2005, Dr. Chen has been the managing director of Time Innovation Ventures, a venture capital company. He also serves on the board of directors for Beijing Ahelios Consulting, an IT consulting company and Beijing Xiakexing Network Technologies, a Chinese company producing animation products. From 2001 to 2005, Dr. Chen worked as the deputy chief technology officer at the Shanghai Stock Exchange. From 2003 to 2004, he led China’s National Financial Standardization Securities Trading Protocol Working Group, which defined China’s Securities Trading Exchange Protocol technology standard, and served as an advisor for the Shenzhen Stock Exchange Technology Development Strategy Committee. In 2006, Dr. Chen was appointed by the Chinese government as a member of the Working Group for the Foundation of China’s Futures Exchange. Dr. Chen holds a Bachelor’s degree in mathematics/computer science from Pace University, a Master’s degree in mathematical sciences from The Johns Hopkins University and a PhD degree in computer science/operations research from Stevens Institute of Technology.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

The Company is governed by the Board that currently consists of seven members: Shudong Xia, Danxia Huang, Jay Trien, Zhongsu Chen, Dan Liu, Brandon Ho-Ping Lin and Dongyuan Yang. Since May 2008, the Board has established three Committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee are comprised entirely of our independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the committees which is available on the Company’s website www.chinatransinfo.com. Printed copies of each of our committee charters may be obtained, without charge, by contacting the Corporate Secretary, China TransInfo Technology Corp., 9th Floor, Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing, China 100191.

Audit Committee

Our Audit Committee consists of three members: Jay Trien, Zhongsu Chen and Dan Liu. Each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an ‘‘independent director’’ within the meaning of applicable NASDAQ listing standards. Each Audit Committee member meets NASDAQ’s financial literacy requirements, and the Board has further determined that Mr. Jay Trien (i) is ‘‘audit committee financial expert’’ as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC, and (ii) also meet NASDAQ’s financial sophistication requirements.

The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our Company. The Audit Committee is responsible for, among other things:

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

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our Audit Committee charter;

  meeting separately and periodically with management and our internal and independent auditors;

  reporting regularly to the full Board; and

  such other matters that are specifically delegated to our Audit Committee by our Board from time to time.

Compensation Committee

Our Compensation Committee consists of three directors, Jay Trien, Zhongsu Chen and Dan Liu. The members of the Compensation Committee are all independent directors within the meaning of applicable NASDAQ listing standards.

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

  approving and overseeing the compensation package for our executive officers;

  reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

  reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans; and reviewing and making recommendations to the Board regarding succession plans for the chief executive officer and other senior officers.

Compensation Committee Interlocks and Insider Participation

All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of ours or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or the Compensation Committee.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of three directors: Jay Trien, Zhongsu Chen and Dan Liu. The members of our Governance and Nominating Committee are all independent directors within the meaning of applicable NASDAQ listing standards.

The Governance and Nominating Committee assists the Board in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Governance and Nominating Committee is responsible for, among other things:

  identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;

  reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us;

  review periodically the compensation paid to non-employee directors for annual retainers and meeting fees, if any, and making recommendations to the Board for any adjustments;

  identifying and recommending to the Board the directors to serve as members of the Board’s committees; and

  monitoring compliance with our Corporate Governance Guidelines.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2009 fiscal year.

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

ITEM 11.      EXECUTIVE COMPENSATION.

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2009 and 2008: Shudong Xia, our Chief Executive Officer, President and Chairman, and Zhihai Mao, who became our Chief Financial Officer on January 1, 2008. No other executive officers received total compensation in excess of $100,000 in either fiscal year.

			Stock		Option		All Other
		Salary	Awards		Awards		Compensations	Total
Name and Principal Position	Year	($)	($)		($)		($)	($)
Shudong Xia	2009	15,813	.-		-		-	15,813
CEO, President and Chairman	2008	15,568	-		-		-	15,568
Zhihai Mao	2009	109,810	183,512	(1)	-		-	293,322
Chief Financial Officer	2008	108,112	-		181,000	(2)	-	289,112

(1)

The amounts in this column reflect the aggregate grant date fair values of Restricted Stock, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by Mr. Mao. Assumptions used in the calculation of these values are included in Note 11 to our audited financial statements included in this annul report. The amounts for 2008 have been restated to reflect the aggregate grant date fair value in accordance with new SEC rules.

(2)

The amounts in the Option Awards column represent the grant date fair value of stock option awards granted to Mr. Mao, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by Mr. Mao. Assumptions used in the calculation of these values are included in Note 11 to our audited financial statements included in this annul report. The amounts for 2008 have been restated to reflect the aggregate grant date fair value in accordance with new SEC rules.

Additional Narrative Disclosure

Our VIE Entity, PKU has employment agreements with the following executive officers:

Shudong Xia, our CEO, Secretary and President’s employment agreement became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Xia's employment agreement was renewed for a two-year term ended December 31, 2009. On July 10, 2009, Mr. Xia entered with the Company a new employment agreement with a five-year term ending July 9, 2014. Mr. Xia is receiving RMB 9,000 per month (approximately $1,297) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

Zhiping Zhang, our Vice President of Research and Development’s labor contract became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Zhang's employment agreement was renewed for a two-year term ended December 31, 2009. On July 10, 2009, Mr. Zhang entered with the Company a new employment agreement with a five-year term ending July 9, 2014. Mr. Zhang is receiving RMB 10,000 per month (approximately $1,442) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

Zhibin Lai, our Vice President’s labor contract became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Lai's employment agreement was renewed for a two-year term ended December 31, 2009. On July 10, 2009, Mr. Lai entered with the Company a new employment agreement with a five-year term ending July 9, 2014. Mr. Lai is receiving RMB 9,000 per month (approximately $1,297) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

Danxia Huang, our Vice President of Operations’s labor contract became effective January 1, 2006 and expired on December 31, 2007. On the same date, Ms. Huang's employment agreement was renewed for a two-year term ended December 31, 2009. On July 10, 2009, Ms. Huang entered with the Company a new employment agreement with a five-year term ending July 9, 2014. Ms. Huang is receiving RMB 8,000 per month (approximately $1,153) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

On November 27, 2007, the Company and Mr. Mao entered into an employment agreement (the “Employment Agreement”), which is effective as of January 1, 2008 (the “Effective Date”). The term of the Employment Agreement is for three years (the “Initial Term”) commencing on the Effective Date. After the Initial Term of employment, Mr. Mao’s employment will be “at will” and either the Company or Mr. Mao may terminate the employment with or without cause or advance notice.

The Employment Agreement provides, among other things, that Mr. Mao’s annual base salary will be 750,000 Renminbi (approximately $108,112) (the “Base Salary”). During the Initial Term, if Mr. Mao terminates his employment for any reason or if the Company terminates the employment due to death, permanent disability, or with cause, Mr. Mao will be entitled only to the Base Salary through the date of the termination and any other benefits legally required to be paid to Mr. Mao. If during the Initial Term, the Company terminates Mr. Mao’s employment without cause, he will be entitled to one or two or three months Base Salary as severance based on how long he has worked for the Company when the employment is terminated. “Cause” is defined generally to include crime, dishonesty, embezzlement, continuing inability or refusal to perform reasonable duties, and moral turpitude. The Employment Agreement also contains covenants prohibiting Mr. Mao from competing with the Company, disclosing any confidential information of the Company and soliciting the Company’s customers and employees, both during his employment and for specified periods after the termination of employment.

On June 1, 2009, pursuant to the 2009 Equity Incentive Plan, we cancelled all of the outstanding stock options with an exercise price of $6.7 that we granted to Zhihai Mao to purchase 200,000 shares of our common stock and replaced with 150,000 shares of restricted stock, among which 100,000 restricted shares have been vested and issued as of the date of this report and the remaining 50,000 shares vest pro rata quarterly through January 7, 2011.

Retirement Benefits

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits other than a state pension scheme in which all of our employees in China participate.

Payment Upon Termination or Change-in Control

The Company does not have change-in-control arrangements with any of its executive officers. Except for Mr. Mao, the Company is not obligated to pay severance or other enhanced benefits to any executive officers upon termination of their employment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the fiscal 2009 year-end value of unvested restricted shares for Mr. Zhihai Mao. No other executive officers received unexercised options, stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Stock Awards
Name	Number of shares or units of sock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

Zhihai Mao	0	0	62,500	(1)	186,531	(1)

(1)	Among 62,500 shares, 12,500 shares vested on January 7, 2010 and the remaining shares will vest pro rata quarterly through January 7, 2011.

Compensation of Directors

The following table sets forth information concerning all compensation paid to our directors for services rendered in all capacities for the year ended December 31, 2009.

	Fees Earned or	Option Awards
Name	Paid in Cash ($)	($)		Total($)
Jay Trien	30,000	31,412	(3)	61,412
Zhongsu Chen	14,056	31,412	(3)	45,468
Dan Liu	20,000	0		20,000
Brandon Ho-Ping Lin	18,000	9,402	(3)	27,402
Dongyuan Yang	17,570	0		17,570
Shudong Xia	15,813	(1)	0	15,813
Danxia Huang	14,056	(2)	0	14,056

(1)

Mr. Xia does not receive additional compensation for his service as our director. The compensation disclosed herein is his compensation for serving as our CEO and President as disclosed in the Summary Compensation Table above.

(2)	Reflects the compensation Ms. Huang receives as the Vice President of the Company. She receives no additional compensation for her services as a director of the Company.

(3)

Pursuant to a stock option repricing under the Plan, on June 1, 2009, we cancelled all of the outstanding stock options with an exercise price of $6.5 that the Company granted to these three directors to purchase an aggregate 90,000 shares of our common stock and replaced with the same amount of stock options with an exercise price of $5.09. The amount reported in the “Option Awards” column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the stock options awarded to each director in 2009. These are not amounts paid to or realized by each of the relevant directors. Assumptions used in the calculation of these values are included in Note 11 to our audited financial statements included in this annul report.

On May 1, 2008, we entered into separate agreements with our independent directors, Jay Trien, Zhongsu Chen and Dan Liu. Under the terms of the agreements, we agreed to pay Mr. Trien an annual fee of $30,000, Dr. Chen an annual fee of RMB 96,000 (approximately $14,056) and Mr. Liu an annual fee of $20,000, as compensation for the services to be provided by them as independent directors, and as chairpersons of various board committees, as applicable. On May 1, 2008, we also entered into separate stock option agreements with each of Mr. Trien and Dr. Chen. Under the terms of the stock option agreements, we granted a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price equal to the closing price as reported on the OTC Bulletin Board on the grant date of the option. The options vested in equal installments on a quarterly basis over a three-year period. For Mr. Trien, the first installment of 2,500 shares vested immediately on the grant date of May 1, 2008. Mr. Trien’s compensation is greater because he has greater responsibilities as the Audit Committee Chairman.

On September 28, 2008, we entered into separate agreements with each of Mr. Brandon Ho-Ping Lin and Mr. Dongyuan Yang. Under the terms of the agreements, we agreed to pay Mr. Lin an annual fee of $18,000 and Mr. Mr. Yang an annual fee of RMB120,000 (approximately $17,570), as compensation for the services to be provided by them as directors of the Company. On the same date, we also entered into a stock option agreement with Mr. Lin, under which we granted a stock option to Mr. Lin for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50. The option vests in equal installments on a quarterly basis over a three-year period.

On June 1, 2009, pursuant to the Plan, we cancelled all of the outstanding stock options with an exercise price of $6.5 that the Company granted to Messrs. Trien, Chen and Lin to purchase an aggregate 90,000 shares of our common stock and replaced with the same amount of stock options with an exercise price of $5.09. For Mr. Trien, 12,500 options were vested on June 1, 2009 and the remaining options vest pro rata quarterly through February 1, 2011. For Mr. Chen, 10,000 options were vested on June 1, 2009 and the remaining options vest pro rata quarterly through May 1, 2011. For Mr. Lin, 5,000 options were vested on June 1, 2009 and the remaining options vest pro rata quarterly through September 28, 2011.

We also reimburse our directors for reasonable travel expenses related to attendance at board and committee meetings.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of China TransInfo Technology Corp., 9th Floor, Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing, China 100191.

			Amount & Nature	Percent of
			of Beneficial	Class(2)
Name & Address of Beneficial Owner	Office, if Any	Title of Class	Ownership(1)
Officers and Directors
Shudong Xia	Chief Executive Officer, President, and Chairman	Common Stock, $0.001 par value	9,566,532 (3)	39.74%
Zhihai Mao	Chief Financial Officer	Common Stock $0.001 par value	66,711	*
Danxia Huang	Vice President of Operations, Treasurer and Director	Common Stock $0.001 par value	0	*
Zhibin Lai	Vice President	Common Stock $0.001 par value	0	*
Zhiping Zhang	Vice President of Research and Development	Common Stock $0.001 par value	0	*
Jay Trien	Director	Common Stock $0.001 par value	22,500	*
Zhongsu Chen	Director	Common Stock $0.001 par value	20,000	*
Dan Liu	Director	Common Stock $0.001 par value	0	*
Brandon Ho-Ping Lin	Director	Common Stock $0.001 par value	15,000	*
Dongyuan Yang	Director	Common Stock $0.001 par value	0	*
All officers and directors as a group (10 persons named above)		Common Stock $0.001 par value	9,690,743	40.14%
5% Securities Holder
Karmen Investment Holdings, Ltd P.O. Box 3444 Road Town, Tortola British Virgin Islands		Common Stock $0.001 par value	9,566,532 (3)	39.74%
SAIF Partners III L.P. #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		Common Stock $0.001 par value	4,151,152(4)	17.25%
Andrew Y. Yan #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		Common Stock $0.001 par value	4,151,152(4)	17.25%
Total Shares Owned by Persons Named above:		Common Stock $0.001 par value	13,841,895	57.34%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the ordinary shares.

(2)

A total of 24,070,638 shares of Common Stock as of March 30, 2010 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 9,566,532 shares of Common Stock owned by Karmen Investment Holdings Ltd., which is wholly-owned by East Action Investment Holdings Ltd. of which Shudong Xia is a 68% shareholder. Mr. Xia may be deemed to be a beneficial owner of the shares held by Karmen Investment Holdings Ltd.

(4)

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 29, 2009, our stockholders approved China TransInfo Technology Corp. 2009 Equity Incentive Plan (the "Plan") at the Company’s 2009 Annual Meeting of Stockholders, whereby we are authorized to issue shares of our common stock to certain employees, consultants and directors. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 3,000,000 shares.. The following table includes the information as of the end of fiscal year 2009 for each category of our equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights		Weighted-average exercise price of outstanding options, restricted stock, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,925,600	(1)	$7.33	(2)	974,400
Equity compensation plans not approved by security holders	-		-		-
Total

(1)

Pursuant to a stock option repricing under the Plan, on June 1, 2009, we cancelled all of the outstanding stock options with an exercise price of $6.5 that the Company granted to certain of its directors to purchase 90,000 shares of our common stock and replaced with the same amount of stock options with an exercise price of $5.09. On the same day, we also cancelled all of the outstanding stock options with an exercise price of $6.7 that we granted to Zhihai Mao to purchase 200,000 shares of our common stock and replaced with 150,000 shares of restricted stock, among which 62,500 restricted shares have been vested and issued and the remaining 87,500 shares vest pro rata quarterly through January 7, 2011. On June 1, 2009, we also granted to our employee, Fan Zhou a stock option with an exercise of $5.09 to purchase 30,000 shares of our commons stock pursuant to the Plan. On November 3, 2009, pursuant to the Plan, we granted to our certain employees stock options with an exercise of $7.69 to purchase an aggregate of 1,791,600 shares of our common stock, 36,000 shares of which has been forfeited.

(2)	Under FAS 123R, the Company recognized a total compensation expense of $505,464 in 2009 This expense is accounted under “Operating Expenses”.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

As disclosed before, on February 3, 2009, through Oriental Intra-Asia and PKU, we entered into a series of equity transfer agreements with the Group Company, pursuant to which we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the Group Company. The Group Company is wholly owned by four Chinese affiliates of the Company, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao.

Through Oriental Intra-Asia and PKU, we entered into the following specific agreements to transfer all of its equity interests in its respective Chinese subsidiaries to the Group Company:

  Pursuant to the PKU Equity Transfer Agreement, entered into by and between Oriental Intra-Asia and the Group Company, Oriental Intra-Asia transferred all of its 97% equity interests in PKU to the Group Company;

  Pursuant to the Beijing Tian Hao Equity Transfer Agreement, entered into by and between PKU and the Group Company, PKU transferred all of its 100% equity interests in Beijing Tian Hao Ding Xin Science and Technology Co., Ltd. to the Group Company;

  Pursuant to the China TranWiseway Equity Transfer Agreement, entered into by and between PKU and the Group Company, PKU transferred all of its 70% equity interests in China TranWiseway Information Technology Co., Ltd. to the Group Company;

  Pursuant to the Zhangcheng Culture Equity Transfer Agreement, entered into by and between PKU and the Group Company, PKU transferred all of its 100% equity interests in Zhangcheng Culture and Media Co., Ltd. to the Group Company;

  Pursuant to the Zhangcheng Science Equity Transfer Agreement, entered into by and between PKU and the Group Company, PKU transferred all of the 100% equity interests in Beijing Zhangcheng Science and Technology Co., Ltd. to the Group Company; and

  Pursuant to the Shanghai Yootu Equity Transfer Agreement, entered into by and between PKU and the Group Company, PKU transferred all of its 100% equity interests in Shanghai Yootu Information Technology Co., Ltd. to the Group Company.

In connection with the above equity transfers, on February 3, 2009, the following contractual arrangements were also made among relevant parties, which have given us contractual rights to control and manage the business of the Group Company and the Group Company’s subsidiaries:

  Pursuant to the Service Agreement, Oriental Intra-Asia agreed to provide certain technical and consulting services to the VIE Entities in exchange for the payment by each VIE Entity of an annual development and consulting services fee that is to be determined solely by Oriental Intra-Asia;

  Pursuant to the Pledge Agreement, the Group Company Shareholders agreed to pledge all of their equity interests in the Group Company, to Oriental Intra-Asia as collateral security for Oriental Intra-Asia’s collection of the fees under the Service Agreement;

  Pursuant to the Option Agreement, the Group Company Shareholders agreed to grant to Oriental Intra-Asia an option to purchase, from time to time, all or a part of the Equity Interests, at the exercise price equal to the lowest possible price permitted by Chinese laws;

  Pursuant to separate Powers of Attorney, each Group Company Shareholder agreed to grant to Oriental Intra-Asia a power to excise on his or her behalf all voting rights as a shareholder at the shareholders’ meetings of the Group Company that have been given to him or her by law and by the Articles of Association of the Group Company; and

  Pursuant to an operating agreement, entered into by and among Oriental Intra-Asia, the VIE Entities and the Group Company Shareholders, (1) Oriental Intra-Asia agreed to act as the guarantor for the VIE Entities in the contracts, agreements or transactions in connection with the VIE Entities’ operation between the VIE Entities and any other third parties and to provide full guarantee for the VIE Entities in performing such contracts, agreements or transactions, subject to applicable laws, in exchange for which the VIE Entities agreed to mortgage the receivables of their operation and all of their assets which have not been mortgaged to any third parties to Oriental Intra-Asia, and (2) the VIE Entities and the Group Company Shareholders agreed to accept the provision of the corporate policies and guidance by Oriental Intra-Asia at any time in respect of the appointment and dismissal of the VIE Entities’ employees, the VIE Entities’ daily operation and administration as well as financial administrative systems, including the appointment of senior managers recommended by Oriental Intra-Asia.

On September 8, 2009, our CEO and Chairman, Shudong Xia, entered into an equity transfer agreement with Unisplendour Corporation Limited ("Unisplendour") (the "Equity Transfer Agreement"), pursuant to which Mr. Xia acquired 35.17% of the equity interest in UNISITS from Unisplendour for a cash price of RMB 44.4 million (approximately $6.53 million) (the "Purchase Price"). UNISITS is a company organized under the laws of the People’s Republic of China, engaged in the business of providing traffic engineering E&M systems, intelligent transportation products, and intelligent transportation services (ITS) to the domestic expressway, railway, and urban transportation markets. Pursuant to the Equity Transfer Agreement, Mr. Xia will pay 50% of the Purchase Price to Unisplendour within five (5) business days after the Equity Transfer Agreement became effective. The rest 50% of the Purchase Price will be paid by Mr. Xia within forty-five (45) days after the completion of registration of Mr. Xia as a shareholder of UNISITS with the relevant governmental authority in China.

On the same day, Mr. Xia entered into an option agreement with the Group Company, pursuant to which, Mr. Xia granted to the Group Company a perpetual option to purchase all or a part of his equity interests in UNISITS at an exercise price (the "Exercise Price") of RMB 44.4 million (approximately $6.53 million). In exchange, the Group Company agreed to pre-pay to Mr. Xia the Exercise Price within 45 business days following the date of this option agreement. In addition, in order to ensure its fulfillment of the obligations under the option agreement, Mr. Xia agreed to pledge all of his equity interests in UNISITS to the Group Company for five years (the "Term of Pledge"). The Group Company may exercise the option at any time commencing on the day following of the expiration of the Term of Pledge. Under the option agreement, Mr. Xia also agreed to grant the Group Company a right to collect the dividends from his equity interests in UNISITS and any dividends paid upon such equity interests will be immediately delivered by Mr. Xia to the Group Company.

On March 22, 2010, we and the Group Company entered into the Equity Transfer Agreements with several individual shareholders of UNISITS, pursuant to which the Group Company acquired 30.85% equity interest in UNISITS. According to the Equity Transfer Agreements, the Group Company purchased approximately 16.23 million shares of UNISITS in exchange for RMB 4.41 million (approximately US$0.65 million), 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of our common stock, which are issuable within 30 days of the effective date of the Equity Transfer Agreements.

On February 21, 2010, we entered into a Securities Purchase Agreement with SAIF Partners III L.P., pursuant to which we sold a total of 1,564,945 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $10,000,000. The shares were priced at $6.39 per share.

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

Parents of the Company

Karmen Investment Holdings Ltd. currently owns 39.74% of China TransInfo Technology Corp.

Director Independence

Jay Trien, Zhongsu Chen, Dan Liu and Dongyuan Yang each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of Listing Rules of The Nasdaq Stock Market, Inc. (the “Nasdaq Listing Rules”). Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) audit committee, (ii) compensation committee and (iii) governance and nominating committee. Each of the three standing committees is comprised entirely of Messrs. Jay Trien, Zhongsu Chen and Dan Liu.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for 2009 and 2008 for professional audit services rendered by Simon & Edward, LLP for the audit of the company’s annual financial statements and fees billed in 2009 and 2008 for other services rendered by Simon & Edward, LLP:

	2009	2008

Audit fees(1)	$110,000	$140,000
Audit-related fees(2)	28,948	30,120
Tax fees(3)	0	11,800
All other fees	0	0
Total	138,948	181,920

The following table represents fees billed for 2009 and 2008 for professional audit services rendered by BDO China Li Xin Da Hua CPAs Co., Ltd (formerly known as Dahua Delu) ("BDO China Li Xin") for the audit of the company’s annual financial statements and fees billed in 2009 and 2008 for other services rendered by BDO China Li Xin:

	2009	2008

Audit fees(1)	$130,000	$0
Audit-related fees(2)	0	0
Tax fees(3)	0	0
All other fees	0	0
Total	130,000	0

(1)

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

(3)

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

(4)	“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

On November 23, 2009 we dismissed Simon & Edward, LLP as its independent registered public accounting firm. The decision to change our principal accountants was made by the Audit Committee. On November 23, 2009, the Audit Committee engaged BDO China Li Xin as our new independent registered public accounting firm.

Simon & Edward, LLP’s reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years (ended December 31, 2008 and 2007) and during the subsequent interim period through November 23, 2009, there were (1) no disagreements with Simon & Edward, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Simon & Edward, LLP, would have caused Simon & Edward, LLP to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

We have requested and received from Simon & Edward, LLP a letter, dated November 30, 2009, addressed to the Securities and Exchange Commission stating whether or not Simon & Edward, LLP agrees with the above statements. A copy of this letter was attached as Exhibit 16.1 to the Company’s Form 8-K filed on November 30, 2009.

During the Company’s two most recent fiscal years (ended December 31, 2008 and 2007) and through the subsequent interim period to November 23, 2009, the Company did not consult BDO China Li Xin with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company or oral advice was provided that BDO China Li Xin concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Audit Committee pre-approved the audit services performed by Simon & Edward, LLP and BDO China Li Xin for our consolidated financial statements as of and for the year ended December 31, 2009. Our Audit Committee delegated its pre-approval authority regarding the non-audited services to its Chair. The Chair of our Audit Committee pre-approved the non-audit services performed by Simon & Edward, LLP and BDO China Li Xin for our consolidated financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

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

3.3	Amended and Restated Bylaws of China TransInfo Technology Corp., adopted May 1, 2008. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 6, 2008].

Exhibit No.	Description

4.1

Registration Rights Agreement, by and between China TransInfo Technology Corp. and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on July 18, 2008].

4.2	Common Stock Purchase Warrant issued to Antaeus Capital, Inc., dated May 14, 2007 [Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 14, 2007].

10.1

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

10.3	Labor Contract between Xia Shudong and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K filed on May 14, 2007].**

10.4	Labor Contract between Huang Danxia and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on May 14, 2007].**

10.5	Labor Contract between Lai Zhibin and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.23 to the registrant’s current report on Form 8-K filed on May 14, 2007].**

10.6

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

10.8

Entrust Agreement, dated July 6, 2007, among Oriental Intra-Asia Entertainment (China) Limited, Beijing Tiandi Zuobiao Technology Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form SB-2 on May 14, 2007.]

10.9

Employment Agreement by and between China Trans Info Technology Corp. and Zhihai Mao, dated November 27, 2007. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 3, 2007].**

10.10

China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.11

China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.12

China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.13

Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.14

Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.15

Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

Exhibit No.	Description

10.16

Equity Transfer Agreement, dated May 9, 2008, by and among Xu Wang, Tieying Zhao and PKU. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2008].

10.17

Equity Transfer Agreement, dated May 22, 2008, by and among Beijing Marine Communication & Navigation Company, China TranWiseway Information Technology Co., Ltd. and Beijing PKU Chinafront High Technology Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 29, 2008].

10.18

Securities Purchase Agreement, by and among China TransInfo Technology Corp., Beijing PKU Chinafront High Technology Co., Ltd. and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 18, 2008].

10.19

Voting Agreement, by among China TransInfo Technology Corp., Karmen Investment Holdings Limited, Leguna Verde Investments Limited and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 18, 2008].

10.20

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

10.22

Equity Transfer Agreement, dated September 16, 2008, by and among Beijing Zhangcheng Culture and Media Co., Ltd., Sun Jian, Xin Yibo and Zhu Juntao. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 19, 2008].

10.23

China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.24

China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Dongyuan Yang. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.25

Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.26

Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Dongyuan Yang. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.27

Equity Transfer Agreement, dated October 1, 2008, by and among Beijing PKU Chinafront High Technology Co., Ltd. and Qing Lu, Xiaohong Chen, Hangfei Lin, Gang Li, Jianzhong Zhang and Jieqing Guo. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 7, 2008].

10.28

Equity Transfer Agreement, by and between Oriental Intra-Asia Entertainment (China) Limited and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.29

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.30

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 6, 2009].

Exhibit No.	Description

10.31

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.32

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.33

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.34

Exclusive Technical Development and Consulting Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.35

Equity Pledge Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.36

Option Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.37	Power of Attorney, signed by Shudong Xia, dated February 3, 2009. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.38	Power of Attorney, signed by Zhiping Zhang, dated February 3, 2009. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.39	Power of Attorney, signed by Zhibin Lai, dated February 3, 2009. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.40	Power of Attorney, signed by Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.41

Operating Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.42

English Translation of Equity Transfer Agreement, by and between Shudong Xia and Unisplendour Corporation Limited, dated September 8, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 14, 2009].

10.43

Option Agreement, by and between Shudong Xia and China TransInfo Technology Group Co., Ltd., dated September 8, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on September 14, 2009].

10.44

English Translation of the Short-term Loan Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and Huaxia Bank, Zhichunlu Branch, dated September 29, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

Exhibit No.	Description

10.45

English Translation of Lease Agreement, by and between China TransInfo Technology Group Co., Ltd. and Beijing Weishi Hotel Management Co. Ltd., dated August 18, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

10.46

English Translation of Acting in Concert Agreement, by and among China TransInfo Technology Group Co., Ltd. and four individual directors of Beijing UNISITS Technology Co. Ltd., dated September 2009. [Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

10.47

Securities Purchase Agreement, dated February 21, 2010, by and between the Company and SAIF Partners III L.P. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 23, 2010].

10.48

English Translation of Equity Transfer Agreement, by and among the Group Company and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 26, 2010].

10.49

English Translation of Equity Transfer Agreement, by and among the Company, the Group Company, Shih Ming Holdings Limited and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 26, 2010].

10.50

English Translation of Equity Transfer Agreement, by and among the Company, the Group Company, Large Crown Holdings Limited and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 26, 2010].

21	Subsidiaries of the Company.*

23.1	Consent of Simon & Edwards, LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of BDO China Li Xin Da Hua CPAs Co., Ltd, Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 31, 2010

CHINA TRANSINFO TECHNOLOGY CORP.

By:	/s/ Shudong Xia
Shudong Xia
Chief Executive Officer

By:	/s/ Zhihai Mao
Zhihai Mao
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Shudong Xia and Zhihai Mao, and each or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title	Date

/s/ Shudong Xia	Chairperson, Chief Executive Officer, President and Secretary	March 31, 2010
Shudong Xia	(Principal Executive Officer)

/s/ Zhihai Mao	Chief Financial Officer	March 31, 2010
Zhihai Mao	(Principal Financial and Accounting Officer)

/s/ Danxia Huang	Vice President of Operations, Treasurer and Director	March 31, 2010
Danxia Huang

/s/ Zhibin Lai	Vice President	March 31, 2010
Zhibin Lai

/s/ Zhiping Zhang	Vice President of Research and Development	March 31, 2010
Zhiping Zhang

/s/ Jay Trien	Director	March 31, 2010
Jay Trien

/s/ Zhongsu Chen	Director	March 31, 2010
Zhongsu Chen

/s/ Dan Liu	Director	March 31, 2010
Dan Liu

/s/ Brandon Ho-Ping Lin	Director	March 31, 2010
Brandon Ho-Ping Lin

/s/ Dongyuan Yang	Director	March 31, 2010
Dongyuan Yang

EXHIBITS

Exhibit No.	Description

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

4.2	Common Stock Purchase Warrant issued to Antaeus Capital, Inc., dated May 14, 2007 [Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 14, 2007].

10.1

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

10.3	Labor Contract between Xia Shudong and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K filed on May 14, 2007].**

10.4	Labor Contract between Huang Danxia and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on May 14, 2007].**

10.5	Labor Contract between Lai Zhibin and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.23 to the registrant’s current report on Form 8-K filed on May 14, 2007].**

10.6

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

10.8

Entrust Agreement, dated July 6, 2007, among Oriental Intra-Asia Entertainment (China) Limited, Beijing Tiandi Zuobiao Technology Co., Ltd. and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form SB-2 on May 14, 2007.]

10.9

Employment Agreement by and between China Trans Info Technology Corp. and Zhihai Mao, dated November 27, 2007. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 3, 2007].**

10.10

China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.11

China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

Exhibit No.	Description

10.12

China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.13

Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.14

Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 6, 2008].**

10.15

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

10.17

Equity Transfer Agreement, dated May 22, 2008, by and among Beijing Marine Communication & Navigation Company, China TranWiseway Information Technology Co., Ltd. and Beijing PKU Chinafront High Technology Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 29, 2008].

10.18

Securities Purchase Agreement, by and among China TransInfo Technology Corp., Beijing PKU Chinafront High Technology Co., Ltd. and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 18, 2008].

10.19

Voting Agreement, by among China TransInfo Technology Corp., Karmen Investment Holdings Limited, Leguna Verde Investments Limited and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 18, 2008].

10.20

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

10.22

Equity Transfer Agreement, dated September 16, 2008, by and among Beijing Zhangcheng Culture and Media Co., Ltd., Sun Jian, Xin Yibo and Zhu Juntao. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 19, 2008].

10.23

China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.24

China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Dongyuan Yang. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.25

Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.26

Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Dongyuan Yang. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 2, 2008].**

10.27

Equity Transfer Agreement, dated October 1, 2008, by and among Beijing PKU Chinafront High Technology Co., Ltd. and Qing Lu, Xiaohong Chen, Hangfei Lin, Gang Li, Jianzhong Zhang and Jieqing Guo. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 7, 2008].

Exhibit No.	Description

10.28

Equity Transfer Agreement, by and between Oriental Intra-Asia Entertainment (China) Limited and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.29

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.30

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.31

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.32

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.33

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.34

Exclusive Technical Development and Consulting Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.35

Equity Pledge Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.36

Option Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.37	Power of Attorney, signed by Shudong Xia, dated February 3, 2009. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.38	Power of Attorney, signed by Zhiping Zhang, dated February 3, 2009. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.39	Power of Attorney, signed by Zhibin Lai, dated February 3, 2009. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.40	Power of Attorney, signed by Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.41

Operating Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.42

English Translation of Equity Transfer Agreement, by and between Shudong Xia and Unisplendour Corporation Limited, dated September 8, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 14, 2009].

Exhibit No.	Description

10.43

Option Agreement, by and between Shudong Xia and China TransInfo Technology Group Co., Ltd., dated September 8, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on September 14, 2009].

10.44

English Translation of the Short-term Loan Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and Huaxia Bank, Zhichunlu Branch, dated September 29, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

10.45

English Translation of Lease Agreement, by and between China TransInfo Technology Group Co., Ltd. and Beijing Weishi Hotel Management Co. Ltd., dated August 18, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

10.46

English Translation of Acting in Concert Agreement, by and among China TransInfo Technology Group Co., Ltd. and four individual directors of Beijing UNISITS Technology Co. Ltd., dated September 2009. [Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

10.47

Securities Purchase Agreement, dated February 21, 2010, by and between the Company and SAIF Partners III L.P. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 23, 2010].

10.48

English Translation of Equity Transfer Agreement, by and among the Group Company and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 26, 2010].

10.49

English Translation of Equity Transfer Agreement, by and among the Company, the Group Company, Shih Ming Holdings Limited and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 26, 2010].

10.50

English Translation of Equity Transfer Agreement, by and among the Company, the Group Company, Large Crown Holdings Limited and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 26, 2010].

21	Subsidiaries of the Company.*

23.1	Consent of Simon & Edwards, LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of BDO China Li Xin Da Hua CPAs Co., Ltd, Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.
** Represents management contract or compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2 – F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations and Comprehensive Income	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7 – F-8
Notes to Consolidated Statements	F-9 – F-39
Consolidated Financial Statement Schedule: Valuation and Qualifying Accounts	Schedule II

Simon & Edward, LLP Certified Public Accountants & Consultants A PCAOB Registered CPA Firm	17700 Castleton Street, Suite 200
City of Industry, CA 91748, U.S.A
Tel: +1 (626) 854] 6500
Fax: +1 (626) 854] 6505
http://www.2mycpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
China TransInfo Technology Corp.

Gentlemen:

We have audited the accompanying consolidated balance sheet of China TransInfo Technology Corp. and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China TransInfo Technology Corp. and subsidiaries as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Simon & Edward, LLP

City of Industry, California
March 14, 2009

11th Floor B Block Union Square 5022
Binhe Road Shenzhen 518033P.R.China
TelephoneF+86-755-82900952
FaxF+86-755-82900965
BDO China Li Xin Da Hua CPA CO.,Ltd.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
China TransInfo Technology Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of China TransInfo Technology Corp. and Subsidiaries (the "Company") as of December 31, 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2009. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index as of and for the year ended December 31, 2009. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of China TransInfo Technology Corp. and Subsidiaries as of December 31, 2008 and for year ended December 31, 2008 were audited by other auditors whose report dated March 14, 2009, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

BDO China Li Xin Da Hua CPAs Co., Ltd.
Shenzhen, People’s Republic of China
March 31, 2010

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$27,400,420	$16,122,464
Restricted cash	1,591,076	1,209,542
Accounts receivable, net of allowance for doubtful accounts of $38,209 and $32,439, respectively	14,968,778	7,735,742
Inventory	482,286	23,775
Cost and estimated earnings in excess of billings on incompleted contracts	33,853,708	11,912,285
Prepayments	5,871,997	3,647,731
Other receivables	8,416,096	2,940,404
Deferred tax assets	28,715	211,708
Total current assets	92,613,076	43,803,651

Long-term investments	8,027,122	-
Property and equipment, net	10,541,486	9,874,005
Intangible assets, net	4,494,781	1,490,807
Goodwill	9,979,631	3,095,017
Other assets	826,671	426,337

Total assets	$126,482,767	$58,689,817

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$20,728,539	$5,518,402
Short-term borrowings from banks	7,481,700	2,934,000
Loans payable to related parties	-	528,485
Billings in excess of costs and estimated earnings on incompleted contracts	17,021,936	846,971
Accrued liabilities and other current liabilities	3,022,140	1,608,560
Total current liabilities	48,254,315	11,072,880

Other long-term liability	389,489	-
Total liabilities	48,643,804	11,072,880
Commitments and contingencies
Stockholders' equity :
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized , 22,452,745 and 22,187,314 issued and outstanding, respectively	22,453	22,187
Additional paid-in capital	25,253,666	24,654,890
Retained earnings	31,948,323	18,974,224
Noncontrolling interests	18,499,475	1,465,743
Accumulated other comprehensive income	2,115,046	2,499,893

Total stockholders' equity	77,838,963	47,616,937

Total liabilities and stockholders' equity	$126,482,767	$58,689,817

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	2009	2008

Revenues	$63,686,121	$29,370,463
Cost of sales	38,310,183	12,867,258
Gross profit	25,375,938	16,503,205
Selling, general and administrative expenses	11,667,895	5,081,502
Income from operations	13,708,043	11,421,703
Other income (expense):
Interest income	109,744	68,782
Interest expense	(244,574)	(135,120)
Subsidy income	1,730,291	530,100
Other income - net	91,439	32,168
Total other income	1,686,900	495,930
Income before income taxes, noncontrolling interests, and gain on equity investments in affiliates	15,394,943	11,917,633
Income tax expense	677,355	62,955
Net income before noncontrolling interests and gain on equity investments in affiliates	14,717,588	11,854,678
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	1,793,387	-
Net income before noncontrolling interests	16,510,975	11,854,678
Noncontrolling interests in net income of subsidiary	3,536,876	764,201
Net income - controlling interests	$12,974,099	$11,090,477
Weighted average number of common shares of outstanding -
Basic	22,333,765	20,678,693
Diluted	22,505,641	20,883,951
Earnings per share -
Basic	$0.58	$0.54
Diluted	$0.58	$0.53

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling	Total Stockholders'
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income	Interest	Equity

Balance, January 1, 2008	19,601,107	$19,601	$10,905,114	$7,883,747	$887,184	$655,876	$20,351,522
Issuances of common Stock	2,586,207	2,586	14,997,414				15,000,000
Paid transaction cost debit to APIC			(1,794,660)				(1,794,660)
Stock-based compensation			217,756				217,756
Effect of subsidiary equity transactions			329,266			(329,266)
Increase in noncontrolling interest of newly acquired subsidiaries						374,932	374,932
Translation adjustments					1,612,709		1,612,709
Net income				11,090,477		764,201	11,854,678
Balance, January 1, 2009	22,187,314	22,187	24,654,890	18,974,224	2,499,893	1,465,743	47,616,937
Reduction of noncontrolling interest due to restructuring			126,078			(126,078)	-
Paid transaction cost debit to APIC			(32,500)				(32,500)
Issuance of common stock on cashless exercise of warrants	177,931	178	(178)				-
Issuance of restricted shares	87,500	88	(88)				-
Stock-based compensation			505,464				505,464
Increase in noncontrolling interest of newly acquired subsidiaries including a subsidiary's subsidiaries						13,740,228	13,740,228
Minority shareholder's capital contribution pursuant to capital increase in subsidiaries						87,960	87,960
Cash dividends distributed by subsidiary of subsidiary						(205,254)	(205,254)
Translation adjustments					(384,847)		(384,847)
Net income				12,974,099		3,536,876	16,510,975
Balance, December 31, 2009	22,452,745	$22,453	$25,253,666	$31,948,323	$2,115,046	$18,499,475	$77,838,963

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008

Cash flows from operating activities:
Net income, including noncontrolling interest	$12,974,099	$11,090,477
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interests	3,536,876	764,201
Depreciation and amortization expenses	1,320,031	200,746
Stock-based compensation	505,464	217,756
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	(1,793,387)	-
Loss on disposal of property and equipment	9,164	11,747
Allowance for doubtful accounts	5,767	31,571
Deferred income tax	189,586	55,531
(Increase) Decrease in assets:
Restricted cash	634,402	(932,126)
Accounts receivable	(1,793,525)	(2,634,838)
Inventory	(414,369)	185,993
Prepayments	3,944,172	(1,035,964)
Other receivables	(1,169,751)	(1,617,519)
Cost and estimated earnings in excess of billings on uncompleted contracts	(16,350,203)	(8,088,233)
Other assets	(678,646)	(147,489)
Decrease (Increase) in liabilities:
Accounts payable	3,687,044	4,471,898
Billings in excess of costs and estimated earnings on uncompleted contracts	3,974,128	(613,988)
Accrued liabilities and other current liabilities	242,993	548,815
Net cash provided by operating activities	8,823,845	2,508,578

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued:

	2009	2008
Cash flows from investing activities:
Cash from acquisitions	$12,210,500	$294,872
Proceeds from disposal of property and equipment	5,412	26,072
Refund from prepayment of building	1,217,457	-
Purchases of property and equipment	(2,669,035)	(6,547,901)
Payments for acquisition of companies	(6,545,403)	(2,702,813)
Purchases of intangible assets	(2,543,933)	(1,324,577)
Net cash provided by (used in) investing activities	1,674,998	(10,254,347)

Cash flows from financing activities:
Proceeds from short-term borrowings	4,398,300	2,883,000
Payable for acquiring subsidiary	-	86,490
Minority shareholders' capital contribution	87,960	300,775
Payment of dividends from subsidiaries' and variable interest entity	(2,791,434)	-
Proceeds from issuing shares	-	15,000,000
Payments of transaction costs related shares issuance	(32,500)	(1,794,660)
Proceeds from (payments to) related parties	(528,161)	250,859
Net cash provided by financing activities	1,134,165	16,726,464

Effect of foreign currency exchange translation	(355,052)	299,531

Net increase in cash	11,277,956	9,280,226

Cash and cash equivalents - beginning	16,122,464	6,842,238
Cash and cash equivalents - ending	$27,400,420	$16,122,464

Supplemental disclosures:
Interest paid	$228,899	$135,120
Income taxes paid	$21,819	$847

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In addition to PKU, the Company has the following operating variable interest entities:

  Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., or Beijing Tian Hao, was established on December 31, 2005 with registered capital of RMB 5 million (approximately $0.73 million). Beijing Tian Hao is engaged in the business of GIS application research and development.

  Beijing Zhangcheng Science & Technology Co., Ltd., or Beijing Zhangcheng Science, was established on October 12, 2007 with registered capital of RMB 10 million (approximately $1.46 million). Beijing Zhangcheng is engaged in the business of GIS application development for real time traffic information reporting.

  Beijing Zhangcheng Culture and Media Co., Ltd., or Zhangcheng Media, was set up on June 8, 2008 with registered capital of RMB 5 million (approximately $0.73 million). Zhangcheng Media is mainly engaged in taxi media advertising business.

  Shanghai Yootu Information Technology Co., Ltd., or Shanghai Yootu, was established on February 6, 2007 with registered capital of RMB 2 million (approximately $0.29 million). Shanghai Yootu is engaged in the business of real time traffic data application research and development.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Xinjiang Zhangcheng Science and Technology Co., Ltd., or Xinjiang Zhangcheng, was established on January 25, 2008 with registered capital of RMB 10 million (approximately $1.46 million). Xinjiang Zhangcheng is mainly engaged in taxi media advertising business.

  China TranWiseway Technology Co., Ltd., or China TranWiseway, was established on June 28, 2004 with registered capital of RMB 0.5 million (approximately $0.07 million). China TranWiseway is engaged in the business of traffic surveying technology applications.

  Dalian Dajian Zhitong Information Service Ltd., or Dajian Zhitong, was established on June 9, 2006 with registered capital of RMB 1 million (approximately $0.15 million). Dalian Dajian is mainly engaged in taxi media advertising business.

On September 8, 2009, Mr. Shudong Xia, Chairman and Chief Executive Officer of the Company, executed agreement to acquire a 35.17% equity interest in Beijing UNISITS Technology Co. Ltd., or UNISITS from Unisplendour Corporation Limited, or Unisplendour, with a cash payment of RMB 44.4 million (approximately $6.53 million). Subsequently, on September 8, 2009, China TransInfo Technology Group Co., Ltd., or the Group Company, a variable interest entity of the Company entered into an option agreement with Mr. Xia, under which Mr. Xia granted to the Group Company a perpetual option to acquire all of Mr. Xia's equity interest in UNISITS for RMB 44.4 million (approximately $6.53 million), which is the exercise price. The exercise price of the option was prepaid upon the granting of the option. Concurrently, the Group Company acquired from Mr. Xia the rights to his share of all future UNISITS dividends or other distributions. Mr. Xia pledged his equity interest in UNISITS to the Group Company for five years. The Group Company expects to exercise the option and take title to the equity interest now held by Mr. Xia upon the expiration of the five-year term of the pledge agreement when the option first becomes exercisable. In September 2009, the Group Company and four of five board directors of UNISITS entered into an Acting in Concert Agreement. The agreement allows the Group Company to govern the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group Company and its financials has been included in the Company’s consolidated financial statements.

UNISITS is a company organized on November 8, 2002 under the laws of the People's Republic of China, engaging in the business of providing traffic engineering E&M systems, intelligent transportation products, and intelligent transportation services (ITS) to the domestic expressway, railway, and urban transportation markets.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, it's wholly owned subsidiaries Oriental Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise, its indirectly owned subsidiaries Oriental Intra-Asia, and the Company’s variable interest entities, or the VIE Entities, including the Group Company, PKU, Beijing Tian Hao , Beijing Zhangcheng, Xinjiang Zhangcheng, Zhangcheng Media, China TranWiseway, Dajian Zhitong, Shanghai Yootu, UNISITS, Hangzhou Ziguang Jietong Technology Co., Ltd., Hangzhou UNISITS, Henan Ziguang Jietong Technology Co., Ltd., or Henan UNISITS, and Beijing Ziguang Jinzhidun Information Technology Co., Ltd., or Beijing UNISITS. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

The consolidated financial statements include the accounts of VIE and VIE’s majority owned subsidiaries, which approximates 3% to 70% owned by noncontrolling interests. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

VIE Restructuring - Current Chinese laws restrict companies with foreign ownership to operate in three business areas that we recently entered into: online services, taxi advertising, and security and surveillance related business. In order to comply with the applicable Chinese laws, we determined to restructure our subsidiaries and entered into a series of commercial arrangements to allow the Company to operate in these restricted business areas (“Restructuring”).

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On February 3, 2009, as described below, through the Company’s indirect Chinese subsidiary, Oriental Intra-Asia and Oriental Intra-Asia’s former subsidiary, PKU, the Company entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., a company formed under Chinese law (the “Group Company”), pursuant to which we transferred all of the Company’s indirect equity interests in PKU and PKU’s subsidiaries to the Group Company. Established in China on May 26, 2008, the Group Company is wholly owned by four Chinese affiliates of the Company, Shudong Xia, our Chairman, CEO and President and the beneficial owner of approximately 43% of the Company’s outstanding capital stock, Zhiping Zhang, the Company’s Vice President of Research and Development, Zhibin Lai, the Company’s Vice President and Wei Gao, the designee of SAIF Partners III L.P., a 12% shareholder of the Company (the “Group Company Shareholders”).

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The main purpose of the Restructuring is to allow the Company to engage in online services, taxi advertising and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations. As a result of the Restructuring, the Company transferred all of the Company’s indirect equity interests in PKU and PKU’s subsidiaries to the affiliated Group Company and accordingly, PKU and PKU’s subsidiaries became direct and indirect subsidiaries of the Group Company, which is wholly owned by the Group Company Shareholders who are all Chinese citizens. Through contractual agreement, the Company acts as the primary beneficiary and maintains substantial control over the variable interest entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholders approval. Furthermore, as the primary beneficiary of the variable interest entities, the Company , under FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (ASC Topic 810 “Consolidation”), the Company is entitled to consolidate the variable interest entities into the Company’s financial statements because the Contractual Arrangement provides the Company with the risks and rewards associated with equity ownership, even though the Company does not own any of the outstanding equity interests in any of the variable interest entities. As a result the Restructuring, the Company is able to engage in these three business areas through the variable interest entities and derive the economic benefits that the Company would otherwise have as the owner of variable interest entities while still complying with Chinese laws.

The following charts reflect our organizational structure as of December 31, 2009 and 2008, respectively:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organizational Structure of the Company, as of December 31, 2009

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organizational Structure of the Company, as of December 31, 2008

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include accrued warranty costs, as well as revenue and costs recorded under the percentage-of-completion method. Actual results could materially differ from those estimates.

Segment Information-- ASC 280 requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

Cash and Cash Equivalents—The Company classifies all highly liquid investments purchased with a maturity of three months or less as cash equivalents.

Accounts Receivable—Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible.

Long-Term Investments— The Company classifies long-term investments as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities, and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

The Company’s investments also include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is below the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Property and Equipment—Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets. Amortization of leasehold improvements is over the lesser of the lease term or useful life of the improvement.

Useful Lives (Years)
Automobiles	5 -10
Machinery and equipments	4 -7
Furniture and fixtures	3 -5

Amortization of Intangible Assets— Intangible assets primarily include the costs of capitalized R&D costs, costs for purchased intangibles and intangibles result from acquisitions. Purchased intangible costs are amortized on a straight-line basis over the estimated useful lives of the assets, which approximate 10 years. Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. With the exception of developed technology, these intangible assets are amortized using the straight-line method. Developed technology is amortized over the greater of (1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful life of the developed technology, and (2) the straight-line method over each developed technology’s remaining useful life. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

1) Existing Technology

China TranWiseway, one of the Company’s VIE entities, internally developed the Traffic Volume Long-Distance Monitoring and Data Center Platform technology. The useful life of the technology is estimated at 10 years.

(2) ETC and GPS Technologies

The Company purchased software from third parties for total cash consideration of $1,184,057. This software was integrated into an Electrical Toll collection, or ETC, non-stop toll system and GPS technology. The Company plans to distribute fully integrated ETC systems with both hardware and software included. The estimated useful life of the technology is for 10 years.

As of December 31, 2009, the Company capitalized research and development costs of $2,676,054 after establishing technical feasibilities for its real time traffic information application software (GPS Technology). Amortization of the real time traffic information technology will not start until the application is completely developed.

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

The company completed the annual impairment testing for indefinite-lived intangible assets during the twelve months ended December 31, 2009 and 2008, and the Company determined that there was no impairment in any of these years. The Company performs its annual impairment test as of the last day of the fiscal year. These impairment tests must be performed more frequently if there are triggering events.

Revenue Recognition— The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

The Company’s revenue of service fees are primarily fixed price contracts. Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion within the scope of ASC 605 and is consistently applied for all fixed price contracts. Such contracts include services provided for software development projects, IT outsourcing and solutions, system integration, and network integration services at fixed price arrangements with its customers. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. The company did not incur any deferred costs for the years ended December 31, 2009 and 2008. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Any advance payments received from its customers prior to recognition of revenue is classified as a current liability as billings in excess of costs and estimated earnings on incompleted contracts.

For taxi media advertising revenue, the Company recognizes deferred revenue when cash is received, but the revenue has not yet been earned. The Company recognizes taxi media advertising revenue ratably over the period in which the advertisement is to be published.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has very limited system maintenance and technology upgrade services for the systems/platforms we have built for clients. In most cases, such service revenue were secured on separate contracts basis. Such service revenues are recognized ratably over the service periods.

Research and Development— Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for the commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. As of December 31, 2009 and 2008, research and development expenses were capitalized in the amount of $2,126,399 and $833,281 and were included in intangible assets in the Company's consolidated balance sheet.

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with ASC topic 718, Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment), which requires the application of a fair-value-based measurement method in accounting for share-based payment transactions with employees. During 2009, we granted stock options as part of our key performer stock-based compensation program, as well as stock options or restricted stock units to management and directors. During 2008, we granted both stock options as part of our key performer stock-based compensation program. The vesting of stock option grants may be based on time, performance, market conditions, or a combination of performance and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

The fair values of restricted stock awards with time-based vesting, including restricted stock and restricted stock units, are generally based on the intrinsic values of the awards at the date of grant. As permitted under ASC topic 718, we generally use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Our expected stock-price volatility assumption is based on recent (six to twelve months trailing) implied volatility calculations. These calculations are performed on exchange-traded options of our common stock. We believe that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

We estimate forfeiture rates at the time awards are made based on historical and estimated future turnover rates and apply these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. During 2009, forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2009, our annualized estimated forfeiture rates were 0% for non-employee director awards and 15-20% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Note to our Consolidated Financial Statements in Item 10 for further information regarding stock-based compensation.

Income Taxes—The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted ASC 740-10-25, Income Taxes- Overall-Recognition, on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Goodwill –The Company performs an annual goodwill impairment test as of December 31 each year in accordance with ASC subtopic 350-20, Goodwill (formerly SFAS No. 142), and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs the annual review for goodwill impairment at the reporting unit level, which the Company has determined to be an operating segment.

The annual test of the potential impairment of goodwill requires a two step process. Step one of the impairment test involves comparing the estimated fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

For purposes of the step one analyses, determination of reporting units’ fair value is typically based on the income approach, which estimates the fair value of the Company’s reporting units based on discounted future cash flows.

The Company recorded $983,345, $189,748, $1,921,924, and $6,884,614 in goodwill in connection with its acquisitions (see Note 9) of equity of China TranWiseway, Dajian Zhitong, Shanghai Yootu, and UNISITS, respectively. As of December 31, 2009, the Company believed no goodwill was subject to the risk of impairment.

Impairment of Long-Lived Assets—The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, Property, Plant and Equipment. The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that no impairments of long-lived assets currently exist.

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the years ended December 31, 2009 and 2008, bad debt expenses totaled $5,767 and $31,571, respectively.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation Adjustment— The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is Renminbi (RMB). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for interim financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

	Average Rate for the year
December 31,	2009	2008
Renminbi (RMB)	RMB 1.00	RMB 1.00
United States dollar ($)	$0.14661	$0.14415

	Exchange Rate at
December 31,	2009	2008
Renminbi (RMB)	RMB 1.00	RMB 1.00
United States dollar ($)	$0.1467	$0.1467

Comprehensive Income—Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Fair Value Measurements— Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurement and Disclosures, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820, Fair Value Measurements and Disclosures, to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results. The following table presents information about the Company’s assets and liabilities that are measure at fair value on recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (adjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Financial assets at fair value as of December 31, 2009:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$27,400,420	$27,400,420	$-	$-
Restricted cash	1,591,076	1,591,076	-	-
Long-term investments	8,027,122	-	-	8,027,122
Total	$37,018,618	$28,991,496	$-	$8,027,122

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial assets at fair value as of December 31, 2008:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2	(Level 3
Cash and cash equivalents	$16,122,464	$16,122,464	$-	$-
Restricted cash	1,209,542	1,209,542	-	-
Total	$17,332,006	$17,332,006	$-	$-

The fair values of the Company’s cash and cash equivalents and restricted cash are determined through market, observable and corroborated sources. The fair values of the Company’s long-term investments are unobservable data points and include situations where there is little, if any, market activity. The carrying amounts reflected in the consolidated balance sheets for other current assets, accounts payable, accrued expenses, long-term debt approximate fair value due to their short-term maturities.

New Accounting Pronouncements

In December 2007, the FASB issued ASC 810-10-65, Consolidation, which applies to all companies that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. ASC 810-10-65 is effective for us on January 1, 2009. Earlier adoption is prohibited. We adopted ASC 810-10-65 on January 1, 2009 and the adoption of ASC 810-10-65 did not have a material impact on our results of operations or financial position.

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.

In April 2009, the FASB issued three related staff positions to clarify the application of FASB ASC 820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.

  FASB ASC 820 (Transitional 820-10-65-4)—which provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

  FASB ASC 320—which modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

  FASB ASC 820-10-50—which requires disclosures of the fair value of financial instruments within the scope of FASB ASC 820 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the Financial Accounting Standards Board (‘‘FASB’’) issued its final Statement of Financial Accounting Standards (‘‘SFAS’’) No. 168, ‘‘The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162’’ (‘‘SFAS No. 168’’). SFAS No. 168 established the FASB Accounting Standards Codification (‘‘ASC’’) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance in the ASC carries an equal level of authority. The ASC supersedes all previously existing non-SEC accounting and reporting standards. The ASC simplifies user access to all authoritative U.S. GAAP by reorganizing previously issued U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure, without creating new accounting and reporting guidance. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009; accordingly, we adopted the ASC in the third quarter of fiscal 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. For the discussion herein, we refer to ASC citations that relate to ASC Topics and their descriptive titles, as appropriate, and no longer refer to citations that relate to accounting pronouncements superseded by the ASC.

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt FASB ASC 860 on January 1, 2010.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company will adopt this guidance beginning January 1, 2010 and the Company does not expect this accounting guidance to materially impact the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact to the Company’s consolidated financial statements.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on our consolidated financial statements .

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (Topic 605), or ASU 2009-13. ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of Accounting Standards Codification (ASC) Subtopic 605-25. The consensus in ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The present standard requires that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. In addition, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe this standard will have a material impact on its financial position or results of operations.

In October 2009, the FASB issued ASU 2009-14 which amended the accounting requirements under the Software Topic, ASC 985-605 Revenue Recognition. The objective of this update is to address the accounting for revenue arrangements that contain tangible products and software. Specifically, products that contain software that is “more than incidental” to the product as a whole will be removed from the scope of ASC subtopic 985-605. The amendments align the accounting for these revenue transaction types with the amendments under ASU 2009-13 mentioned above. The guidance provided within ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In October 2009, the FASB issued an ASU 2009-15 regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on our consolidated financial statements .

2. RESTRICTED CASH

The Company’s restricted cash balances at December 31, 2009 and 2008 were $1,591,076 and $1,209,542, respectively. Restricted cash normally consists of cash deposited into third party banks with certain period of time restrictions for various business purposes, which may include contract performance bonds, registered capital bonds required by governmental authorities, etc. The restrictions expire when related obligations are fulfilled.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

3. COSTS AND ESTIMATED EARNINGS ON INCOMPLETED CONTRACTS

The costs and estimated earnings on incompleted contracts were as follows:

	December 31,
	2009	2008
Costs incurred on incompleted contracts	$85,079,704	$16,464,203
Estimated earnings on incompleted contracts	43,918,724	20,749,561
	128,998,428	37,213,764
Less: billings to date	(112,166,656)	(26,148,450)
Total	$16,831,772	$11,065,314

The costs and estimated earnings on incomplete contracts are included in the accompanying balance sheets under the following captions:

	December 31,
	2009	2008
Costs and estimated earnings in excess of billings on incompleted contracts	$33,853,708	$11,912,285
Billings in excess of costs and estimated earnings on incompleted contracts	(17,021,936)	(846,971)

Total	$16,831,772	$11,065,314

4. OTHER RECEIVABLES

Other receivables consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Contract bidding bonds	$3,596,086	$242,935
Contract performance bonds	3,454,112	1,631,018
Other receivables	1,365,898	1,066,451
Total	$8,416,096	$2,940,404

Other receivables mainly include contract bidding bonds and performance bonds. Contract bidding bonds are the returnable funds deposited to the contract offering parties as required for contract biddings and are normally returned to the Company within half year period after the biddings are completed. Contract performance bonds are the returnable funds deposited to the contract offering parties for contract performance guaranty purposes and are normally returned to the Company once the contracts are completed.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

5. LONG-TERM INVESTMENTS

The Company had the following long-term investments accounted under the equity method and cost method :

		December 31, 2009
		Equity
	Equity	Investment
Type	Investee	Ownership
Equity	Gansu	33.33%
Equity	Shanxi	49.00%
Equity	ZJUNIS	30.00%
Equity	BOTTC	23.17%
Equity	CQJK	49.00%
Cost	Shandong	5.00%
Cost	ZGYM	15.00%

Equity and cost investments in affiliates as of December 31, 2009 consisted of the following:

				Proportional
				Share of the
		Beginning		Equity-
		Equity		Accounted	Foreign
		Investment		Affiliate’s	Currency	Ending Equity
	Equity	Basis	Purchase of	Net	Translation	Investment
Type	Investee	12/31/08	Investments	Income	Adjustment	Basis 12/31/09
Equity	Gansu	$-	$5,699,419	$1,560,849	$959	$7,261,227
Equity	Shanxi	-	162,075	42,870	26	204,971
Equity	ZJUNIS	-	152,911	54,224	33	207,168
Equity	BOTTC	-	50,257	135,444	83	185,784
Equity	CQJK	-	35,942	-		35,942
Cost	Shandong	-	110,025	-		110,025
Cost	ZGYM	-	22,005	-		22,005
Total		$-	$6,232,634	$1,793,387	$1,101	$8,027,122

Critical audited financial information of significant equity investment in affiliates as of and for the year ended December 31, 2009 is as follows:

December 31, 2009	Gaunsu		Gaunsu
Total current assets	$34,579,757	Net sales	$20,350,731
Total assets	38,151,264	Gross Profit	5,442,659
Total current liabilities	16,343,351	Income from operations	4,684,724
Total liabilities	$16,365,356	Net income	$4,,683,015

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2009	2008
Automobiles	$1,180,013	$454,659
Machinery and equipments	9,199,526	5,640,958
Furniture and fixtures	295,548	147,957
Leasehold improvement	835,434	-
Prepayment for building	-	1,249,745
Work-in-progress	565,373	2,676,864
Total	12,075,894	10,170,183
Less: accumulated depreciation	(1,534,408)	(296,178)
Total Property and Equipment, net	$10,541,486	$9,874,005

Depreciation expenses during fiscal 2009 and 2008 were $1,243,518 and $ 178,095 , respectively.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2009	2008
	4,594,168	1,513,634
Less: accumulated amortization	(99,387)	(22,827)
Intangible assets, net	$4,494,781	$1,490,807

Amortization expenses during fiscal 2009 and 2008 were $76,513 and $22,651, respectively.

Estimated future intangible amortization as of December 31, 2009 for each of the next five years is as follows:

Years ending December 31,	Amount
2010	$266,088
2011	217,218
2012	119,478
2013	119,478
2014	119,381
Thereafter	3,653,138
Total	$4,494,781

8. SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following:

December 31,	2009	2008
On June 17, 2008, the Company entered into a loan agreement with a commercial bank in the amount of RMB 20,000,000, or $2,934,000. The loan bears an interest rate of 6.372% per annum. The loan was paid off when the agreement expired on June 17, 2009.	$ -	$2,934,000
On June 22, 2009, the Company renewed the above loan agreement in the amount of RMB 20,000,000, or $2,934,000. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time and it expires on June 22, 2010.	2,934,000	-
On May 27, 2009, UNISITS entered into a loan agreement with a commercial bank in the amount of RMB 1,000,000, or $146,700. Interest rate is variable at 10% above the benchmark interest rate determined by the People’s Bank of China from time to time. The loan expires on May 27, 2010.	146,700	-
On September 29, 2009, the Company entered into a loan agreement with a commercial bank in the amount of RMB 30,000,000, or $4,401,000. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time and it expires on September 29, 2010.	4,401,000	-
Total	$7,481,700	$2,934,000

For the years ended December 31, 2009 and 2008, interest expenses totaled $244,574 and $135,120, respectively. The USD ending balances are calculated based on the average and year-end exchange rates of 0.14661 and 0.1467 for 2009 and 0.14415 and 0.1467 for 2008, respectively.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

9. ACQUISITIONS

(1) Acquisition of China TranWiseway

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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of China TranWiseway have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price was allocated as follows:

May 31, 2008
Current assets	$2,006,526
Property and equipment	45,722
Intangible assets- existing technology	174,573
Goodwill	983,345
Current liabilities	(1,904,102)
Non-controlling interest	(44,444)
Total purchase price	$1,261,620

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

9. ACQUISITIONS (Continued)

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

On October 13, 2008, a supplemental agreement to the aforementioned agreements was entered between Zhangcheng Media and the three shareholders of Dajian Zhitong. Pursuant to the agreement, Zhangchang Media will not pay the RMB 1,980,000 to the three shareholders nor assume Dajian Zhitong’s liabilities. Instead, it will make a cash contribution of RMB 9,000,000 directly to Dajian Zhitong. Other terms in the original equity transfer agreements were unaffected. Zhangcheng Media’s ownership in Dajian Zhitong remains at 85%. As a result of the supplemental agreement, the actual acquisition price of the 85% ownership of Dalian Zhitong was RMB 1,350,000=RMB 9,000,000 x (1-85%), (approximately $198,045). As of December 31, 2009, RMB 9,000,000 has been remitted to Dajian Zhitong.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Dajian Zhitong have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price was allocated as follows:

September 16, 2008
Current assets	$172,061
Property and equipment	78,217
Goodwill	189,748
Current liabilities	(240,517)
Non-controlling interest	(1,464)
Total purchase price	$198,045

(3) Acquisition of Shanghai Yootu

On October 1, 2008, PKU, the Company’s indirectly-owned subsidiary, entered into an equity transfer agreements with shareholders of Shanghai Yootu. Pursuant to the agreement, PKU acquired 100% ownership of Shanghai Yootu from six individual shareholders. Under the terms of the Equity Transfer Agreement, PKU will make the payments in three installments to the Transferors. The initial cash payment of RMB 8.8 million (approximately $1,290,960) will be paid to the Transferors within five (5) business days after the date of execution of the Equity Transfer Agreement. The remaining two installments will be conditional upon Shanghai Yootu’s results of operations in the next two years. In accordance with ASC 805, Business Combinations, the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Shanghai Yootu have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price was allocated as follows:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

9. ACQUISITIONS (Continued)

October 1, 2008
Current assets	$28,081
Property and equipment	5,680
Goodwill	1,921,924
Other assets	20,311
Current liabilities	(685,036)
Total purchase price	$1,290,960

No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of the acquisition on the Company’s results of operations.

(4) Acquisition of UNISITS

On September 8, 2009, Shudong Xia, Chairman, CEO and President of the Company, entered into an equity transfer agreement with Unisplendour, pursuant to which Mr. Xia acquired 35.17% of the equity interest in UNISITS from Unisplendour for a cash price of RMB 44.4 million (approximately $6.53 million). UNISITS is a company organized under the laws of the People's Republic of China, engaging in the business of providing traffic engineering E&M systems, intelligent transportation products, and intelligent transportation services (ITS) to the domestic expressway, railway, and urban transportation markets.

Subsequently, on September 8, 2009, the Group Company entered into an option agreement with Mr. Xia, under which Mr. Xia granted to the Group Company a perpetual option to acquire all of Mr. Xia's equity interest in UNISITS for RMB 44.4 million (approximately $6.53 million), which is the exercise price. Concurrently, the Group Company acquired from Mr. Xia the rights to his share of all potential UNISITS dividends or other distributions. Mr. Xia pledged his equity interest in UNISITS to the Group Company for five years. The Group Company expects to exercise the option and take title to the equity interest now held by Mr. Xia upon the expiration of the five-year term of the pledge agreement when the option will first become exercisable. In September 2009, the Group Company and four of five board directors of UNISITS entered into an Acting in Concert agreement. The agreement allows the Group Company to govern the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group Company and its financials has been included in the Company’s consolidated financial statements.

The fair value of UNISITS at the acquisition date is allocated as follows:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

9. ACQUISITIONS (Continued)

September 8, 2009
Currents assets	$32,442,272
Long-term investments	7,616,433
Property and equipment	230,809
Intangible assets:
Highway Monitoring and Control	242,055
Contract Backlogs	293,400
Total intangible assets	535,455
Goodwill	6,884,614
Current liabilities	(26,935,090)
Other long-term liability	(520,785)
Noncontrolling interest	(13,740,228)
Total fair value at date of acquisition	$6,513,480

The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the years ended December 31, 2009 and 2008, if the acquisition had occurred prior to the beginning of the year. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company.

	2009	2008
Revenue	$84,473,648	$63,931,607
Net Income	$13,359,625	$12,915,716

EPS attributable to CTFO common shareholders:
Basic	$0.60	$0.62
Diluted	$0.59	$0.62

10. NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

				Adjustments/
				Net Income
	% of Non-	As of	2008	of	As of
	controlling	December 31,	Acquisition	Non-controlling	December 31,
Name of Affiliate	Interest	2007	(Fair Value)	Interest	2008

Beijing PKU	3%	$655,876	$-	$532,786	$1,188,662
China TranWiseway	30%	-	44,444	241,780	286,224
Dalian Dajian Zhitong	15%	-	1,464	(10,607)	(9,143)
Unisits	64.83%	-	-	-

Total		$655,876	$45,908	$764,201	$1,465,743

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

10. NON-CONTROLLING INTERESTS (Continued)

				Adjustments/
				Net Income
	% of Non-	As of	2009	of	As of
	controlling	December 31,	Acquisition	Non-controlling	December 31,
Name of Affiliate	Interest	2008	(Fair Value)	Interest	2009
Beijing PKU	3%	$1,188,662	$-	$247,525	$1,436,187
China TranWiseway	30%	286,224	-	(1,498)	284,726
Dalian Dajian Zhitong	15%	(9,143)	-	42,419	33,276
Unisits	64.83%	-	13,740,228	3,005,058	16,745,286

Total		$1,465,743	$13,740,228	$3,293,504	$18,499,475

11. STOCK-BASED COMPENSATION

ASC 815-40, Derivatives and Hedging- Contracts in Entity’s Own Equity (formerly “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of ASC 815-40, Derivatives and Hedging- Contracts in Entity’s Own Equity (formerly EITF 00-19), a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. It was determined that the Company's warrants qualify for accounting treatment under ASC 815-40 Derivatives and Hedging- Contracts in Entity’s Own Equity (formerly EITF 00-19), " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock ". Under the terms of the warrant agreements, if the Company fails to deliver the required number of Warrant Shares, the Company will be obligated to pay cash to settle the warrant claims. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of the warrants are presented on the accompanying consolidated balance sheet as “Accrued Warrant Liability” and the changes in the values of these warrants are shown in the accompanying consolidated statement of operations as “Decrease in fair value of warrants liability.” Such gains and losses are non-operating and have no effect on cash flows from operating activities.

(1) Warrants

The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with ASC 718, Compensation- Stock Compensation (formerly SFAS No. 123R).The Company issued warrants to Anteaus Capital, Inc., in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger related services on May 14, 2007, with an exercise price of $1.80 per share. These warrants will expire on May 13, 2014 pursuant to the common stock purchase warrant agreement. The Company used the Black-Scholes option pricing model to determine the fair value of the stock warrants on May 14, 2007. On May 14, 2007, the fair value was $3.97 per share, resulting in a share-based compensation totaling $1,104,166, which was recorded as a reduction of additional Paid-in Capital and an increase of Accrued Warrant Liability. On November 29, 2007, the Company and Anteaus Capital, Inc. entered an amendment to the Company’s common stock purchase warrants. The amendment eliminated the clause subject to which if the Company fails to deliver the required number of Warrant Shares, the Company will be obligated to pay cash to settle the warrant claims. The 277,778 warrants issued to Antaeus Capital, Inc. have been re-valued at $1,039,807, and reclassified to Additional Paid-in Capital from Accrued Warrant Liability. The difference of $64,359 was recorded to Other Income account for the warrants at fair value.

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	May 14, 2007	November 29, 2007
Expected volatility	203%	148%
Expected life (years)	7	6.46
Risk-free interest rate	4.6%	3.72%
Expected dividend yield	0%	0%

On November 30, 2007, the Company issued warrants to CCG Investor Relations Partners LLC, in aggregate, to purchase 50,000 shares of the Company’s common stock in connection with investor relations services, with an exercise price of $5.00 per share. These warrants will expire on November 29, 2010 pursuant to the common stock purchase warrant agreement. The fair market value of these stock warrants was $200,105 and recorded as an increase in Selling, General, and Administrative expense and Additional Paid-in Capital. The fair market value was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC 718 , Compensation- Stock Compensation, using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 3.08%; volatility of 148% and an expected term of three years.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

11. STOCK-BASED COMPENSATION (Continued)

The expected volatilities are based on the historical volatility of the Company’s stock. The observations were made in a 52-week period. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

  A summary of stock warrants for the year ended December 31, 2009 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Warrants	Shares	Exercise Price	(Months)	Value
Outstanding at January 1, 2009	327,778	$2.29	58
Granted	-	-	-
Exercised or converted	272,223	2.39	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2009	55,555	$1.80	52	$353,885
Exercisable at December 31, 2009	55,555	$1.80	52	$353,885

  A summary of stock warrants for the year ended December 31, 2008 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Warrants	Shares	Exercise Price	(Months)	Value
Outstanding at January 1, 2008	327,778	$2.29	70	$347,223
Granted	-	-	-
Exercised or converted	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2008	327,778	$2.29	58	$347,223
Exercisable at December 31, 2008	327,778	$2.29	52	$347,223

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $8.17 and $3.05 as of December 31, 2009 and 2008, which would have been received by the warrant holders had all warrant holders exercised their warrant awards as of that date. No options were exercised during the year ended December 31, 2008.

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

On May 1, 2008, the Company entered into separate Stock Option Agreements with each of Mr. Jay Trien and Dr. Zhonsu Chen. Under the terms of the Stock Option Agreements, the Company agreed to grant a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of five years and expires on May 1, 2013. The option vests in equal installments on a quarterly basis over a three-year period except for 2,500 options vested immediately on May 1 for Mr. Trien.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

11. STOCK-BASED COMPENSATION (Continued)

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

On April 29, 2009, the Board adopted the 2009 Equity Incentive Plan, which was subsequently approved by shareholders at the Company’s 2009 Annual Shareholder Meeting on May 29, 2009. On June 1, 2009, the Board granted an employee 30,000 stock options with an exercise price of $5.09, which was the closing price per share of the Company’s common stock as reported on the NASDAQ Stock Market on such date. The options have a term of five years and expire on June 1, 2014. The options vest in equal installments on a semi-annual basis over a three-year period. On the same date, the Board voted to adjust the exercise prices of the stock options which were granted on May 1, 2008 and September 28, 2008 to $5.09 per share and replaced the stock options granted on January 7, 2008 with 150,000 shares of restricted stocks. The incremental compensation cost of the re-priced options and replaced restricted stocks was $27,000, with totaling $8,507 recognized as compensation cost at the date of re-pricing.

On November 3, 2009, the Company’s board of directors granted non-qualified options under the Company’s 2009 Equity Incentive Plan to the Company’s employees and consultants to purchase 1,791,600 shares of common stock of the Company at an exercise price of $7.69 per share, which was the closing price per share of the Company's common stock as reported on the NASDAQ on such date. The options have a term of five years and expire on November 3, 2014. The options vest in equal installments on an annual basis over a four-year period beginning on November 3, 2009.

The Company recorded compensation expense of $505,464 and $217,756 during years ended December 31, 2009 and 2008 in connection with the stock options and restricted shares.

The Company estimates the fair value of stock options using a Black-Scholes option pricing valuation model, consistent with the provisions of ASC 718, Compensation- Stock Compensation. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

	Years Ended December 31,
	2009	2008
Risk-free interest rate	1.50% - 1.65%	2.37-3%
Expected life (year)	3.5 – 4.5	3.5
Expected volatility	65% - 82%	30-53%
Weighted average fair value per option	$3.16	$2.50

a) A summary of options transactions during the year ended December 31, 2009 is as follows:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

11. STOCK-BASED COMPENSATION (Continued)

			Weighted
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	(months)	Value
Outstanding at January 1, 2009	290,000	$6.6	91
Granted	1,821,600	$7.7	60
Replaced	150,000
Exercised	-	$-
Cancelled or Forfeited	(236,000)	$5.5
Outstanding at December 31,	2,025,600	$7.5	57	$2,437,788
Nonvested as of December 31,	1,883,100	$7.6	57	$1,553,513
Exercisable as of December 31,	142,500	$5.1	57	$884,275

b) A summary of options transactions during the year ended December 31, 2008 is as follows:

		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	(months)	Value
Outstanding at January 1, 2008	-	$-
Granted	290,000	$6.6	101
Exercised	-	$-
Cancelled or Forfeited	-	$-
Outstanding at December 31,	290,000	$6.6	91	$-
Nonvested as of December 31,	225,000	$6.6	91	$-
Exercisable as of December 31,	65,000	$6.6	91	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $8.17 and $3.05 as of December 31, 2009 and 2008, which would have been received by the option holders had all option holders exercised their option awards as of that date. No options were exercised during the year ended December 31, 2009 and 2008.

Nonvested share awards

The following table details the Company’s nonvested share awards activity for fiscal 2009:

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Balance at December 31, 2008	225,000	$6.65
Granted	1,875,600	7.52
Replaced	150,000	5.09
Vested	(142,500)	5.09
Cancelled or Forfeited	(225,000)	6.65
Balance at December 31, 2009	1,883,100	$7.51

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

11. STOCK-BASED COMPENSATION (Continued)

The weighted-average grant-date fair value of nonvested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. The weighted-average grant date fair value of nonvested share awards granted in fiscal 2009 and 2008 was $7.51 and $6.65, respectively. The total fair value of nonvested share awards which vested during fiscal 2009 and 2008 were $0.7 million and $0.4 million, respectively.

As of December 31, 2009 and 2008, total unrecognized compensation costs related to unvested stock options and restricted shares was $5,750, 323 and $508,621, respectively. Unvested stock options are expected to be recognized over a weighted average period of 3.76 years and 2.17years.

12. EQUITY TRANSACTIONS

During the first quarter of 2009, the Company restructured investments in its Chinese VIE entities, resulting in a discrepancy of $126,078 in noncontrolling interests. The discrepancy is charged to Additional Paid-in Capital.

During the year ended December 31, 2009, warrants to purchase 222,223 shares of common stock were exercised in a cashless exercise, resulting in the issuance of 177,931 shares of common stock.

13. INCOME TAXES

As of December 31, 2009 and 2008 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months. There were no amounts recognized for interest and penalties in the consolidated statements of income for the two years ended December 31, 2009 and 2008.

The Company, through its VIE and its VIE’s subsidiaries and affiliates, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $15,000,000 as of December 31, 2009 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $4,600,000 due to uncertainty of its realization.

For the two years ended December 31, 2009 and 2008, income tax expenses were as follows:

	Year Ended December 31,
	2009			2008
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current			$487,769			$5,201
Deferred			189,586			57,754
			$677,355			$62,955

The components of income tax expense consisted of the following:

Years Ended December 31,	2009		2008
Actual provision for income taxes	$487,769	3.17%	$5,201	0.04%
Changes in deferred income taxes:
Temporary differences.	189,586	1.23%	57,754	0.49%
Effect of exchange rate changes	0	0.00%	0	0.00%
Income tax expense	$677,355	4.40%	$62,955	0.53%

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

13. INCOME TAXES (Continued)

The effective income tax rates for the years ended December 31, 2009 and 2008 were approximately, 4.40% and 0.53%, respectively. The increase in effective income tax is primarily due to increase in statutory tax rate due to increase in pre-tax income.

The Group Company, Zhangcheng Media, Xinjiang Zhangcheng, and Dajian Zhitong are charged at the tax rate at 25% on the taxable net income for PRC income tax purposes under the new Enterprise Tax Law in 2009. PKU, China TranWiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS are charged at the tax rate at 15% on the taxable net income for PRC income tax purposes in 2009. Beijing Tian Hao, Beijing Zhangcheng and Shanghai Yootu qualify as “new or high-technology enterprise” located in High-Tech Zones in Beijing and Shanghai, and are entitled to tax exemptions or preferential tax rates on the taxable net income for PRC income tax purposes in 2009. Henan UNISITS are subject to a special rate at 2.5% of its taxable revenue in 2009.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2009 and December 31, 2008 were as follows:

	Deferred Tax Assets
	Net operating loss	Valuation	Net deferred tax
	carryforwards	allowance	assets
December 31, 2009:
Foreign:
In RMB	¥195,740	¥-	¥195,740
Exchange rate	0.1467	0.1467
In USD	$28,715	$-	$28,715
Domestic :
In USD	$4,600,000	$(4,600,000)	$-

December 31, 2008:
Foreign:
In RMB	¥1,443,132	¥-	¥1,443,132
Exchange rate	0.1467	0.1467
In USD	$211,708	$-	$211,708
Domestic :
In USD	$4,860,000	$(4,860,000)	$-

The tax effects of temporary differences that result in significant portions of the deferred income tax assets and liabilities are as follows:

Years Ended December 31,		2009		2008
Deferred tax assets:	$		$
Depreciation		0		0
Amortization of intangible assets		28,715		48,180
Investment securities		0		0
Government subsidy		0		44,010
Allowance for doubtful accounts		0		0
Operating loss carryforward		0		119,518
Total deferred tax assets		28,715		211,708
Deferred tax liabilities:
Foreign asset and liabilities		0		0
Investment securities		0		0
Others	0	0
Total deferred tax liabilities.	0	0
Net deferred tax assets	$28,715	$211,708

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

13. INCOME TAXES

No valuation allowance has been recorded against the deferred tax asset as of December 31, 2009 and 2008 as the Company believes that it is more likely than not that all deferred tax assets will be realized.

The Company adopted ASC 740-10-25, Income Taxes- Overall-Recognition, on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

14. EARNINGS PER SHARE

The Company calculates its basic and diluted earnings per share in accordance with ASC 260, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options include nonvested stock granted to employees. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested stock options and unexercised warrants. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested stock options are assumed to have been delivered on the grant date.

	Year ended December 31,
	2009	2008
Net income	$12,974,099	$11,090,477

Basic earnings per share:
Basic weighted average share outstanding	22,333,765	20,678,693

Basic earnings per common share	$0.58	$0.54

Diluted earnings per share:
Basic weighted average share outstanding	22,333,765	20,678,693
Effect of dilutive stock options and warrants	171,876	205,258
Diluted weighted average shares outstanding	22,505,641	20,883,951

Diluted earnings per common share	$0.58	$0.53

15. RELATED-PARTY TRANSACTIONS

Due To Related Parties

As of December 31, 2009 and 2008, Dajian Zhitong borrowed from two of its individual shareholders in the aggregated amount of RMB 504,065, or $73,946 and RMB 538,065, or $78,934, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

16. CONCENTRATION

a. Cash

The Company maintains cash in US dollars in two commercial banks located in California. Up to $250,000 of the balance in each bank was insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of December 31, 2009 and 2008, uninsured balances totaled $1,901,266 and $1,422,809, respectively.

b. Major Customers

	Revenue	Accounts Receivable
	Year Ended December 31,	At December 31,
2009:
During the 12 months ended December 31, there were no customers that individually represent 10% or more of the Company's total revenue.
2008:
Customer A	$3,044,547	$1,114,932
Total	$3,044,547	$1,114,932

17. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statement of income and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet. Comprehensive income and its components consist of the following:

Years Ended December 31,	2009	2008
Net income	$12,974,099	$11,090,477
Foreign currency translation adjustment	(384,847)	1,612,709
Comprehensive income	12,589,252	12,703,186

18. COMMITMENTS AND CONTINGENCIES

(1) Operating Leases

The Company and its subsidiaries rent offices under several operating leases. Rent expenses for these offices totaled $561,295 and $ $269,011 for the years ended December 31, 2009 and 2008, respectively. The aggregate future minimum payments under these lease agreements over one year are as follows:

Year ending December 31,	Lease Commitments
2010	$$1,201,586
2011	1,055,593
2012	888,657
Total	$$3,145,836

(2) Acquisition of Shanghai Yootu

On October 1, 2008, PKU, the Company’s variable interest entity, entered into equity transfer agreements with shareholders of Shanghai Yootu. Pursuant to the agreement, PKU acquired 100% ownership of Shanghai Yootu from six individual shareholders. Under the terms of the Equity Transfer Agreement, PKU will make the payments in three installments to the Transferors. The initial cash payment of RMB 8.8 million (approximately $1.3 million) was made in 2008. The second payment, consisting of 50% in cash and 50% in the Company’s common stock aggregately equal to twice Shanghai Yootu’s 2009 net income, will be made by the later of (1) January 1, 2010 or (2) the completion of the audit of financial statements of Shanghai Yootu for the year ended December 31, 2009. The final payment, consisting of 50% in cash and 50% in the Company’s common stock aggregately equal to three times Shanghai Yootu’s 2010 net income, will be made by the later of (1) January 1, 2011 or (2) the completion of the audit of financial statements of Shanghai Yootu for the year ended December 31, 2010. This contingent consideration has not been recognized as payment is not certain.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

18. COMMITMENTS AND CONTINGENCIES (Continued)

On June 2, 2007, the Company entered into an agreement to purchase an office building for approximately $1,336,000. The Company made prepayments totaling RMB 8,304,050 or $1,218,204, pursuant to the agreement. In September, 2009, the agreement was mutually terminated and the prepaid amounts were returned to the Company in full.

(2) Property and Equipment

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

19. SUBSEQUENT EVENTS

On February 21, 2010, the Company entered into a Securities Purchase Agreement with SAIF Partners III L.P., pursuant to which the Company sold a total of 1,564,945 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $10,000,000. The shares were priced at $6.39 per share.

On March 22, 2010, the Company and its variable interest entity, the Group Company, entered into certain equity transfer agreements (the Equity Transfer Agreements”) with several individual shareholders (the “Transferors”) of UNISITS, pursuant to which the Group Company acquired 30.85% equity interest in UNISITS from the Transferors. Pursuant to the Equity Transfer Agreements, the Group Company purchased approximately 16.23 million shares of UNISITS from the Transferors in exchange for RMB 4.41 million (approximately US$0.65 million) in cash (the “Cash Consideration”), 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of the Company’s common stock, which are issuable within 30 days of the effective date of the Equity Transfer Agreements. The Equity Transfer Agreements contain “make good” provisions, under which the Transferors agree to deposit a total of 697,162 shares of the Company’s common stock with an escrow agent designated by the Company that they will receive as partial consideration for the acquisition. Specifically, if UNISITS’s 2010 after-tax net income under Chinese GAAP is less than RMB 37.50 million (approximately US$5.50 million) or its 2011 after-tax net income under Chinese GAAP is less than RMB 46.88 million (approximately US$6.86 million), then 50% of the shares of the Company’s common stock deposited by the Transferors in escrow will be returned to the Company for cancellation for each applicable year. In addition, for each applicable year as described above, the Company will not be required to pay the remainder of the Cash Consideration, which represents RMB 1.323 million (approximately US$0.19 million), or 30% of the total Cash Consideration, per year if UNISITS fails to meet the respective performance targets.

******

Consolidated Financial Statement Schedule: Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

December 31, 2009

Allowance for doubtful accounts	$32,439	$5,770	$-	$38,209

Allowance for sales returns	-	-	-	-

Inventory reserves	-	-	-	-

December 31, 2008

Allowance for doubtful receivables	$-	$32,439	$-	$32,439

Allowance for sales returns	-	-	-	-

Inventory reserves	-	-	-	-

Schedule II