Form 10-Q
period 2010-03-31
China TransInfo Technology Corp.
filed 2010-05-17
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________.

Commission file number: 001-34134

CHINA TRANSINFO TECHNOLOGY CORP.
(Exact name of Registrant as specified in its charter)

Nevada	87-0616524
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

9th Floor, Vision Building,
No. 39 Xueyuanlu, Haidian District,
Beijing, China 100191
(Address of principal executive offices)

(86) 10-51691999
(Registrant’s telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]                 No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]         Accelerated filer [ ]         Non-accelerated filer [ ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                 No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,245,069

CHINA TRANSINFO TECHNOLOGY CORP.
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2010	December 31,
	(Unaudited)	2009

ASSETS
Cash and cash equivalents	$25,813,902	$27,400,420
Restricted cash	2,415,677	1,591,076
Accounts receivable, net of allowance for doubtful accounts of $78,894 and $38,209, respectively	18,755,332	14,968,778
Inventories	277,891	482,286
Cost and estimated earnings in excess of billings on uncompleted contracts	31,343,191	33,853,708
Prepaid expenses and other current assets	8,564,240	5,871,997
Other receivables	11,486,588	8,416,096
Deferred income tax assets	-	28,715
Total current assets	98,656,821	92,613,076
Property and equipment, net	10,396,034	10,541,486
Long-term investments	7,668,204	8,027,122
Intangible assets, net	4,928,837	4,494,781
Goodwill	9,979,631	9,979,631
Other assets	851,338	826,671

Total assets	$132,480,865	$126,482,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$18,663,914	$20,728,539
Short-term borrowings from banks	7,408,350	7,481,700
Billings in excess of costs and estimated earnings on uncompleted contracts	12,604,377	17,021,936
Accrued expenses and other current liabilities	6,692,595	3,022,140
Total current liabilities	45,369,236	48,254,315
Other long-term liabilities	997,707	389,489

Total liabilities	46,366,943	48,643,804

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value per share, authorized 10,000,000 shares, no shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value per share, authorized 150,000,000 shares, issued and outstanding 24,070,638 and 22,452,745 shares, respectively	24,071	22,453
Additional paid-in capital	40,646,705	25,253,666
Retained earnings	33,707,361	31,948,323
Non-controlling interests	9,619,714	18,499,475
Accumulated other comprehensive income	2,116,072	2,115,046

Total stockholders’ equity	86,113,923	77,838,963
Total liabilities and stockholders’ equity	$132,480,865	$126,482,767

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	(Unaudited)
	Three Months Ended March 31,
	2010	2009

Net sales	$24,887,475	$6,513,395
Cost of sales	16,354,299	3,190,897
Gross profit	8,533,176	3,322,498
Total operating expenses	4,867,457	1,865,719

Income from operations	3,665,719	1,456,779

Non-operating income (expense):
Interest income	30,486	13,739
Interest expense	(97,854)	(45,721)
Subsidy income	26,443	29,302
Other expense, net	(56,911)	(195)
Total non-operating expenses	(97,836)	(2,875)

Income before income taxes, non-controlling interests, and gain on equity investments in affiliates	3,567,883	1,453,904
Income taxes	375,796	(121)

Net income before non-controlling interests and gain on equity investments in affiliates net income	3,192,087	1,454,025

Gain (loss) on equity investments in affiliates due to proportional shares of the affiliates net income	(358,795)	-

Net income before non-controlling interests	2,833,292	1,454,025
Non-controlling interests in net income of subsidiary	1,074,253	5,339

Net income	$1,759,039	$1,448,686

Weighted average number of shares outstanding:
Basic	23,011,775	22,187,314
Diluted	23,100,630	22,297,228

Earnings per share:
Basic	$0.08	$0.07
Diluted	$0.08	$0.06

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,759,039	$1,448,686
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interests	1,074,253	5,339
Depreciation and amortization expense	394,025	252,569
Stock-based compensation	420,845	59,661
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	358,795	-
Bad debt expense	40,670	-
Adjustments to reconcile net income to net cash provided by operating activities:
Restricted cash	(824,320)	(1,545,475)
Accounts receivable	(3,825,934)	393,942
Inventories	204,326	(587,851)
Prepaid expenses and other current assets	(2,687,271)	(557,253)
Other receivables	(3,071,267)	410,446
Cost of estimated earnings in excess of billings on uncompleted contracts	2,509,661	(3,545,054)
Accounts payable	(2,063,780)	(959,764)
Billings in excess of costs and estimated on uncompleted contracts	(4,416,053)	687,761
Accrued expenses and other current liabilities	(89,361)	91,006
Decrease in customer deposit	-	(117,208)
Net cash provided by operating activities	(10,216,372)	(3,963,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other non-current asset	-	(12,201)
Purchases of property and equipment	(297,871)	(527,247)
Cash used for purchases of long-term investment	-	(439,530)
Purchases of intangible assets	(384,661)	(409,409)
Net cash used in investing activities	(682,532)	(1,388,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings	(73,325)	-
Minority shareholders’ capital contribution		87,960
Proceeds from issuing common shares	10,000,000	-
Payments related to related parties	-	(218,446)
Payments of transaction costs related to shares issuance		-
Payments to third parties for stock financing	(610,428)	-
Net cash used in financing activities	9,316,246	(130,486)

Effect of foreign currency translation	(3,861)	(19,386)

Net decrease in cash and cash equivalents	(1,586,518)	(5,501,454)
Cash and cash equivalents – beginning of period	27,400,420	16,122,464
Cash and cash equivalents – end of period	$25,813,902	$10,621,010

Supplemental disclosures of cash flow information:
Interest paid	$90,778	$45,721
Income taxes paid	$231,841	$7,045

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND BUSINESS OPERATIONS

China TransInfo Technology Corp. is a leading provider of end-to-end public transportation information technology systems and related comprehensive technology solutions in China. The Company’s goal is to become the largest provider of transportation information products and related comprehensive technology solutions in China, as well as the largest operator and provider of real-time transportation information to consumers in China. Substantially all of the Company’s operations are conducted through its variable interest entities, or VIEs, that are PRC domestic companies owned principally or entirely by the Company’s PRC affiliates. Through these VIE, the Company is involved in developing multiple applications in transportation, digital city, and land and resource filling systems based on Geographic Information Systems, or GIS, technologies which are used to service the public sector.

China TransInfo Technology Corp. and its VIEs hereinafter are collectively referred as the “Company.”

The Company’s primary focus is on providing transportation solutions. The Company’s major products and services include: Transportation Planning Information System, Pavement Maintenance System, Electronic toll collection, or ETC, Traffic Information Service System, Taxi Security Monitoring, Commanding and Dispatching Platform, GIS-T (Transportation) Middleware, Traffic Flow Surveying Systems, Intelligent Parking System, Red Light Violation Snapshot System, Intelligent Highway Vehicle Monitoring System, Intelligent Public Transport System, TransPLE Passenger Flow Statistic, Detecting and Analysis System, Palmcity Navigation Engine, Comprehensive Location Based Service Platform, Digital City, and 2-D and 3-D GIS. The Company also offers full range solutions for transportation oriented GIS, or GIS-T, covering transportation planning, design, construction, maintenance and operation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of China TransInfo Technology Corp. and its wholly owned subsidiaries, Oriental Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise, its indirectly owned subsidiary Oriental Intra-Asia, and the its VIE, including the Group Company, PKU, Beijing Tian Hao, Beijing Zhangcheng, Xinjiang Zhangcheng, Zhangcheng Media, China TranWiseway, Dajian Zhitong, Shanghai Yootu, UNISITS, Hangzhou Ziguang Jietong Technology Co., Ltd., Hangzhou UNISITS, Henan Ziguang Jietong Technology Co., Ltd., or Henan UNISITS, and Beijing Ziguang Jinzhidun Information Technology Co., Ltd., or Beijing UNISITS. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

The consolidated financial statements include the accounts of VIEs and VIEs’ majority owned subsidiaries, which approximates 3% to 70% owned by non-controlling interests.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation (continued)

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for the commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. The Company capitalized $3,151,599 and $2,676,054 of research and development expenses as of March 31, 2010 and December 31, 2009, respectively, and were included in intangible assets in the Company's condensed consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

The Company’s revenue of service fees are primarily fixed price contracts. Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion within the scope of ASC 605 and is consistently applied for all fixed price contracts. Such contracts include services provided for software development projects, IT outsourcing and solutions, system integration, and network integration services at fixed price arrangements with its customers. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. The Company did not incur any deferred costs for the quarter ended March 31, 2010 and 2009. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Any advance payments received from its customers prior to recognition of revenue is classified as a current liability as billings in excess of costs and estimated earnings on incompleted contracts.

For taxi media advertising revenue, the Company recognizes deferred revenue when cash is received, but the revenue has not yet been earned. The Company recognizes taxi media advertising revenue ratably over the period in which the advertisement is published.

Fair Value Measurements

The carrying value of cash, accounts receivable, other current liabilities, accounts payable, accrued expenses and other current liabilities approximate the fair values of these instruments due to their short-term nature.

Income Taxes

The Company adopted ASC 740-10-25 on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Guidance

In May 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, Accounting Standards Update (ASU) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, was issued to clarify certain questions that arose in practice. ASU 2010-09 amended ASC 855 to, among other things, expressly require Securities and Exchange Commission filers to evaluate subsequent events through the date the financial statements are issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively, while ASU 2010-09 was effective upon issuance. Accordingly, the Company adopted ASC 855 in the second quarter of fiscal 2009 and ASU 2010-09 in February 2010. The adoption of ASC 855 and ASU 2010-09 had no impact on the Company’s Interim Financial Statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

3.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on incompleted contracts were as follows:

	(Unaudited)
	March 31, 2010	December 31, 2009

Costs incurred on incompleted contracts	$83,941,392	$85,079,704
Estimated earnings on uncompleted contracts	44,446,406	43,918,724
Total	128,387,798	128,998,428
Less – billings to date	(109,648,984)	(112,166,656)

Costs and estimated earnings on incompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts	$18,738,814	$16,831,772

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (continued)

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

	(Unaudited)
	March 31, 2010	December 31, 2009

Costs incurred on estimated earnings in excess of billings on uncompleted contracts	$31,343,191	$33,853,708
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,604,377)	(17,021,936)

Total	$18,738,814	$16,831,772

4.	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

Name of Affiliate	% of Non- controlling Interest	As of December 31, 2008	2009 Acquisition (Fair Value)	Adjustments/Net Income of Non-controlling Interest	Foreign Currency Translation	As of December 31, 2009

Beijing PKU	3%	$1,188,662	$-	$247,525	$-	$1,436,187
China TranWiseway	30%	286,224	-	(1,498)	-	284,726
Dalian Dajian Zhitong	15%	(9,143)	-	42,419	-	33,276
Unisits	64.83%	-	13,740,228	3,005,058		16,745,286

Total		$1,465,743	$13,740,228	$3,293,504		$18,499,475

Name of Affiliate	% of Non- controlling Interest	As of December 31, 2009	2010 Acquisition (Fair Value)	Adjustments/Net Income of Non-controlling Interest	Foreign Currency Translation	As of March 31, 2010

Beijing PKU	3%	$1,436,187	$-	$55,682	$-	$1,491,869
China TranWiseway	30%	284,726	-	87,788	-	372,514
Dalian Dajian Zhitong	15%	33,276	-	(9,579)	-	23,697
Unisits	33.98%	16,745,286	(9,954,014)	940,362	-	7,731,634

Total		$18,499,475	$(9,954,014)	$1,074,253	$-	$9,619,714

On March 22, 2010, the Company entered into equity transfer agreements, or Equity Transfer Agreements, with several individual shareholders, or Transferorsm of Beijing UNISITS Technology Co. Ltd., or UNISITS, pursuant to which the Company acquired 30.85% equity interest in UNISITS from the Transferors. Pursuant to the Equity Transfer Agreements, the Company purchased approximately 16.23 million shares of UNISITS from the Transferors in exchange for RMB 4.41 million (approximately US$0.65 million) in cash, or Cash Consideration, 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of the China TransInfo Technology Group Co., Ltd., or the Group, common stock, which are issuable within 30 days of the effective date of the Equity Transfer Agreements. The Equity Transfer Agreements contain “make good” provisions, under which the Transferors agree to deposit a total of 697,162 shares (60% of total common stock consideration) of the Group’s common stock with an escrow agent designated by the Group that the Transferors will receive as partial consideration for the acquisition. Specifically, if UNISITS’s 2010 after-tax net income under Chinese GAAP is less than RMB 37.50 million (approximately US$5.50 million) or its 2011 after-tax net income under Chinese GAAP is less than RMB 46.88 million (approximately US$6.86 million), then 50% of the shares of the Group’s common stock deposited by the Transferors in escrow will be returned to the Group for cancellation for each applicable year. In addition, for each applicable year as described above, the Group will not be required to pay the remainder of the Cash Consideration, which represents RMB 1.323 million (approximately US$0.19 million), or 30% of the total Cash Consideration, per year if UNISITS fails to meet the respective performance targets.

The Company had previously consolidated the financial statements of UNISITS since September 8, 2009 which the Group acquired 35.17% of the equity interest in UNISITS. As part of this acquisition, the Group and UNISITS entered into Acting in Concert Agreement. The agreement allows the Group to govern the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group and UNISITS’s financial statements have been included in the Company’s consolidated financial statements since September 8, 2009 in accordance with ASC 810-10-15-3, Consolidation of Entities through Majority of Voting Interest.

The Group’s additional 30.85% equity interest purchase has been accounted in accordance with ASC 810-10-45-23. Accordingly, the Group’s purchase of additional equity interest ownership in UNISITS’s interest while the Group retains its controlling financial interest in UNISITS has been accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income. The carrying amount of the non-controlling interest has been adjusted to reflect the change in its ownership interest in the subsidiary (UNISITS),which includes the total cash consideration of RMB 4.41 million (approximately US$0.65 million) and the total stock consideration of approximately 1.16 million shares of the China TransInfo Technology Corp. common stock as the management believes that the “make good” provision in making the contingent payment is very likely.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

5.	STOCK-BASED COMPENSATION

Stock Warrants

On November 30, 2007, the Company issued warrants to CCG Investor Relations Partners LLC, in aggregate, to purchase 50,000 shares of the Company’s common stock in connection with investor relations services, with an exercise price of $5.00 per share. These warrants will expire on November 29, 2010 pursuant to the common stock purchase warrant agreement. The fair market value of these stock warrants was $200,105 and recorded as an increase in Selling, General, and Administrative expenses and Additional Paid-in Capital at the date of grant. The fair market value was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC 718, Compensation-Stock Compensation, using the following assumptions: expected dividend yield 0%, risk-free interest rate of 3.08%, volatility of 148%, and an expected term of three years.

A summary of stock warrants for the quarter ended March 31, 2010 is as follows:

Stock Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	55,555	$1.80	52	353,885
Granted	-	-	-
Exercised or converted	50,000	1.80	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2010	5,555	$1.80	49	$27,442
Exercisable at March 31, 2010	5,555	$1.80	49	$27,442

Stock Options

The Company issued the following stock options:

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

On May 1, 2008, the Company entered into separate Stock Option Agreements with each of Mr. Jay Trien and Dr. Zhonsu Chen. Under the terms of the Stock Option Agreements, the Company agreed to grant a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of five years and expires on May 1, 2013. The option vests in equal installments on a quarterly basis over a three-year period except for 2,500 options which vested immediately on May 1, 2008 for Mr. Trien.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

5.	STOCK-BASED COMPENSATION (continued)

Stock Options (continued)

On September 28, 2008, the Company entered into a Stock Option Agreement with Mr. Ho-Ping Lin. Under the terms of the Stock Option Agreement, the Company agreed to grant a stock option to Mr. Lin for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The option has a term of five years and expires on September 28, 2013. The option vests in equal installments on a quarterly basis over a three-year period.

On April 29, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan (the “Plan”), which was subsequently approved by shareholders at the Company’s 2009 Annual Shareholder Meeting on May 29, 2009. Under the Plan, the Company issued the following stock options:

On June 1, 2009, the Board granted an employee 30,000 stock options with an exercise price of $5.09, which was the closing price per share of the Company’s common stock as reported on the NASDAQ Stock Market on such date. The options have a term of five years and expire on June 1, 2014. The options vest in equal installments on a semi-annual basis over a three-year period. On the same date, the Board of Directors voted to adjust the exercise prices of the stock options which were granted on May 1, 2008 and September 28, 2008 to $5.09 per share and replaced the stock options granted on January 7, 2008 with 150,000 shares of restricted stocks. The incremental compensation cost of the re-priced options and replaced restricted stocks was $27,000, with totaling $8,507 recognized as compensation cost at the date of re-pricing.

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

The Company recorded compensation expense of $420,845 and $59,661 during the three months ended March 31, 2010 and 2009, respectively, in connection with the stock options provided above.

The Company estimated fair value of stock options using a Black-Scholes option pricing valuation model, consistent with the provisions of ASC 718, Compensation- Stock Compensation. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

5.	STOCK-BASED COMPENSATION (continued)

Stock Options (continued)

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

	Three months ended March 31, 2010	Year ended December 31, 2009
Risk-free interest rate	N/A	1.50% - 1.65%
Expected life (year)	N/A	3.5 – 4.5
Expected volatility	N/A	65% - 82%
Weighted average fair value per option	N/A	$3.16

A summary of stock options transactions during the three months ended March 31, 2010 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Months)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,025,600	$7.50	57	2,437,788
Granted	-	-	-
Exercised or converted	-	-	-
Forfeited or expired	(54,000)	7.69	-
Outstanding at March 31, 2010	1,971,600	$7.50	54	$1,209,000

Non-vested at March 31, 2010	1,796,600	$7.60	54	$347,625
Exercisable at March 31, 2010	175,000	$5.10	54	$861,375

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $6.74 and $8.17 as of March 31, 2010 and December 31, 2009, which would have been received by the option holders had all warrant holders exercised their warrant awards as of that date. No options were exercised during the three months ended March 31, 2010.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

5.	STOCK-BASED COMPENSATION (continued)

Stock Options (continued)

The following table details the Company’s non-vested share awards activity:

	Shares	Weighted- Average Grant- Date Fair Value
Balance at December 31, 2009	1,883,100	$7.51
Granted	-
Vested	(20,000)	5.09
Cancelled or Forfeited	(54,000)	7.69
Balance at March 31, 2010	1,809,100	$7.51

The weighted-average grant-date fair value of non-vested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. As of March 31, 2010, total unrecognized compensation costs related to unvested stock options was $5,329,478. Unvested stock options are expected to be recognized over a weighted average period of 3.51 years.

6.	EQUITY TRANSACTIONS

On February 21, 2010, the Company entered into a Securities Purchase Agreement with SAIF Partners III L.P., pursuant to which the Company sold a total of 1,564,945 shares of common stock, par value $0.001 per share (the "Common Stock"), for an aggregate purchase price of $10,000,000 (the "Purchase Price"). The Shares were priced at $6.39 per share.

7.	EARNINGS PER SHARE

The Company calculates its basic and diluted earnings per share in accordance with ASC 260, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and stock options include non-vested stock granted to employees.

	(Unaudited)
	Three Months Ended March 31,
	2010	2009
Net income	$1,759,039	$1,448,686
Weighted-average shares of common stock outstanding
Basic	23,011,775	22,187,314
Dilutive effect of stock warrants and options	88,855	109,914
Diluted	23,100,630	22,297,228

Basic earnings per share	$0.08	$0.07
Diluted earnings per share	$0.08	$0.06

- 14  -

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

8.	CONCENTRATION OF RISK

Cash

The Company maintains cash in US dollar in two commercial banks located in California. Up to $250,000 of the balance in each bank was insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of March 31, 2010 and December 31, 2009, uninsured balances totaled $11,645,593 and $1,901,266, respectively.

Major Customers

The Company had two and three major customers that individually represented 10% or more of the Company’s total net sales during the three months ended March 31, 2010 and 2009, respectively. Total net sales was $10,397,438 and $2,959,068 for the three months ended March 31, 2010 and 2009, respectively, and related accounts receivable balance was $1,276,189 and $1,186,042 as of March 31, 2010 and 2009, respectively..

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Management does not believe any subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and

  "VIE Entities" means our consolidated variable interest entities, including China TransInfo Technology Group Co., Ltd. and its subsidiaries as depicted in our organization chart included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following discussion and analysis of our financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2009.

Business Overview

We are a leading provider of end-to-end public transportation information technology systems and related comprehensive technology solutions in China. Our goal is to become the largest provider of transportation information products and related comprehensive technology solutions in China, as well as the largest operator and provider of real-time transportation information to consumers in China. Substantially all of our operations are conducted through our VIE Entities that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIEs, we are involved in developing multiple applications in transportation, digital city, and land and resource filling systems based on Geographic Information Systems, or GIS, technologies which are used to service the public sector.

Our primary focus is on providing transportation solutions. Our major products and services include: Transportation Planning Information System, Pavement Maintenance System, Electronic toll collection, or ETC, Traffic Information Service System, Taxi Security Monitoring, Commanding and Dispatching Platform, GIS-T (Transportation) Middleware, Traffic Flow Surveying Systems, Intelligent Parking System, Red Light Violation Snapshot System, Intelligent Highway Vehicle Monitoring System, Intelligent Public Transport System, TransPLE Passenger Flow Statistic, Detecting and Analysis System, Palmcity Navigation Engine, Comprehensive Location Based Service Platform, Digital City, and 2-D and 3-D GIS. We also offer full range solutions for transportation oriented GIS, or GIS-T, covering transportation planning, design, construction, maintenance and operation.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first quarter of 2010, which resulted in continued growth in our revenues. Despite the overall economic slowdown in the global economy, the transportation information industry in China is in the process of rapid and continuous development with the continuous increase of Chinese government’s and public demand for advanced transportation information products and services to support more effective and efficient transportation networks in China. This trend is supported by the growing amount of governmental spending in the transportation sector. We believe this trend will continue to result in the growth in sales of our transportation products and services.

The following are some financial highlights for the first quarter of 2010:

  Net sales – Our net sales were approximately $24.89 million for the first quarter of 2010, an increase of 282.10% from the same quarter of prior year.

  Gross Margin – Gross margin was 34.29% for the first quarter of 2010, as compared to 51.01% for the same period in 2009.

  Operating Profit – Operating profit was approximately $3.67 million for the first quarter of 2010, an increase of 151.63% from $1.46 million of the same quarter of prior year.

  Net Income – Net income was approximately $1.76 million for the first quarter of 2010, an increase of 21.42% from the same quarter of prior year.

On February 21, 2010, we entered into a securities purchase agreement with our 10% shareholder, SAIF Partners III L.P., or SAIF, pursuant to which we sold a total of 1,564,945 shares of common stock, par value $0.001 per share to SAIF, for an aggregate purchase price of $10,000,000. The shares were priced at $6.39 per share. The shares were sold pursuant to a shelf registration statement declared effective by the SEC on November 16, 2009. The offering and sale of the shares closed on February 24, 2010.

On March 22, 2010, we and our VIEs, China TransInfo Technology Group Co., Ltd., or the Group Company, entered into certain equity transfer agreements, or the Equity Transfer Agreements, with several individual shareholders, or the Transferors, of Beijing UNISITS Technology Co. Ltd., or UNISITS, pursuant to which the Group Company acquired 30.85% equity interest in UNISITS from the Transferors. Pursuant to the Equity Transfer Agreements, the Group Company purchased approximately 16.23 million shares of UNISITS from the Transferors in exchange for RMB 4.41 million (approximately US$0.65 million) in cash (the “Cash Consideration”), 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of our common stock, which are issuable within 30 days of the effective date of the Equity Transfer Agreements. The Equity Transfer Agreements contain “make good” provisions, under which the Transferors agree to deposit a total of 697,162 shares of our common stock with an escrow agent designated by us that they will receive as partial consideration for the acquisition. Specifically, if UNISITS’s 2010 after-tax net income under Chinese GAAP is less than RMB 37.50 million (approximately US$5.50 million) or its 2011 after-tax net income under Chinese GAAP is less than RMB 46.88 million (approximately US$6.86 million), then 50% of the shares of our common stock deposited by the Transferors in escrow will be returned to us for cancellation for each applicable year. In addition, for each applicable year as described above, we will not be required to pay the remainder of the Cash Consideration, which represents RMB 1.323 million (approximately US$0.19 million), or 30% of the total Cash Consideration, per year if UNISITS fails to meet the respective performance targets. For additional information regarding this transaction, please refer to our current report on Form 8-K filed on September 14, 2009 and the exhibits attached thereto.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we consider our estimates on revenue recognition, vendor allowances, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2010.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		% of		% of
	Amount	Net Sales	Amount	Net Sales
Net sales	$24,887,475	100.00%	$6,513,395	100.00%
Cost of sales	16,354,299	65.71	3,190,897	48.99
Gross profit	8,533,176	34.29	3,322,498	51.01
Selling, general and administrative expenses	4,867,457	19.56	1,865,719	28.64
Operating income	3,665,719	14.73	1,456,779	22.37
Other expenses	(97,836)	(0.39)	(2,875)	0.04
Income before income taxes, non-controlling interests, and equity investments	3,567,883	14.34	1,453,904	22.32
Income taxes	375,796	1.51	(121)	0.00

Net income before non-controlling interests and gain on equity investments in affiliates	3,192,087	12.83	1,454,025	22.32
Gain on investments in affiliates due to proportional shares of the affiliates net income	(358,795)	(1.44)	-	0.00
Net income before non-controlling interests	2,833,292	11.38	1,454,025	22.32
Non-controlling interests in net income of subsidiary	1,074,253	4.32	5,339	0.08

Net income	$1,759,039	7.07%	$1,448,686	22.24%

Net Sales – Net sales increased by $18.38 million, or 282.10%, to $24.89 million for the three months ended March 31, 2010, from $6.51 million during the same period of 2009. Approximately 107.41% of this increase is attributable to increase in transportation revenue mainly resulted from expanded business and acquisition of UNISITS. UNISTS contributed approximately $16.05 million sales during the three months ended March 31, 2010. Our digital city business decreased by $1.58 million, or 91.07%, to $0.15 million for the three months ended March 31, 2010, from $1.73 million during the same period of 2009. The decrease was mainly due to the fact that we no longer focus in this area of business.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Transportation	$24,468,729	98.32%	$4,732,828	72.66%
Digital City	154,635	0.62	1,730,854	26.58
Land and resources	104,004	0.42	5,333	0.08
Other	160,107	0.64	44,380	0.68
Net income	$24,887,475	100.00%	$6,513,395	100.00%

Gross Profit – Our gross profit increased approximately $5.21 million, or 156.83%, to approximately $8.53 million for the three months ended March 31, 2010, from approximately $3.32 million during the same period of 2009. Gross profit as a percentage of net sales was 34.29% for the three months ended March 31, 2010, a decrease of 16.72% from 51.01% during the same period of 2009. Our gross profit increase was mainly attributable to the increase of sales during the three months ended March 31, 2010 in general. However, our gross profit increase underperformed our revenue increase from the same period of 2009 to 2010 by about 125.27%, which was mainly due to the inclusion of the financials of UNISITS whose sales generally involve more hardware components and have much lower margin than the Company’s legacy business during the three months ended March 31, 2010.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $3.00 million, or 160.89%, to $4.87 million for the three months ended March 31, 2010, from $1.87 million during the same period of 2009. The increase is due to the following:

  Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.40 million, or 110.47%, to $0.76 million for the three months ended March 31, 2010, from $0.36 million during the same period of 2009. As a percentage of revenues, selling expenses decreased to 3.05% for the three months ended March 31, 2010, from 5.54% during the same period of 2009. The increase of selling expenses was mainly attributable to our expanded operations and sales volume as well as the enhanced marketing activities for the three months ended March 31, 2010.

  Our general and administrative expenses were approximately $4.11 million (16.51% of total sales) and approximately $1.51 million (23.11% of total sales) for the three months ended March 31, 2010 and 2009, respectively. The increase of administrative expenses was mainly attributable to the increase of staffing, enhanced research and development efforts as well as more professional expenses associated with being a public company.

Income Taxes – For the three months ended March 31, 2010, we recognized income tax expense of $0.38 million and effective tax rate of 10.53% while in the same period of 2009, we recognized income tax benefits of $0.01 million and effective tax rate of negative 0.01% . The increase in the income tax expense mainly resulted increased taxable net incomes of UNISITS during the three months ended March 31, 2010.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings from our revolving credit facility. We believe our cash on hand, future funds from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

As of March 31, 2010, we had cash and cash equivalents (excluding restricted cash) of approximately $25.81 million and restricted cash of approximately $2.42 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	(Unaudited)
	Three Months Ended March 31,
	2010	2009

Net cash (used in) operating activities	$(10,216,372)	$(3,963,195)
Net cash used in investing activities	(682,532)	(1,388,387)
Net cash provided by (used in) financing activities	9,316,247	(130,486)
Effect of foreign currency translation	(3,861)	(19,386)

Net (decrease) in cash and cash equivalents	$(1,586,518)	$(5,501,454)

Operating Activities – Net cash used in operating activities was approximately $10.20 million for the three-month period ended March 31, 2010, while for the same period of 2009, we had approximately $3.96 million net cash used in operating activities. The increase of the cash used in operating activities was mainly attributable to the increase of accounts receivable, which was mainly due to the increase in sales and slow seasonal collections during the first quarter of 2010. We also experienced the increase in other receivable, which consists mainly of contract bidding and performance bonds that we put into escrow accounts set up by our customers for contract bidding and performance purposes. Such increases were in correlation to the increase of our sales and also negatively impacted our cash from operations. We also had the decrease in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts, which also negatively impacted the cash flow from operations for the three months ended March 31, 2010 compared to the same period of 2009.

Investing Activities – Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment, as well as intangible assets. Net cash used in investing activities for the three-month period ended March 31, 2010 was approximately $0.68 million, which is a decrease of approximately $0.71 million from net cash used in investing activities of approximately $1.39 million for the same period of 2009. The decrease of the cash used in investing activities was mainly due to the fact that we acquired less equipment and intangible assets during the first quarter of 2010 as compared to the same period of 2009.

Financing Activities – Net cash provided by financing activities for the three-month period ended March 31, 2010 was approximately $9.32 million, while for the same period of 2009 we had approximately $0.13 million net cash used in financing activities. Such change was mainly attributable to the private placement transaction with SAIF during the first quarter of 2010, in which we raised $10 million in gross proceeds.

Financing Agreements – On June 17, 2008, we entered into a short-term loan agreement with Beijing Bank, Youyi Branch, or the Bank, pursuant to which the Bank has agreed to loan to us RMB 20 million (approximately $2.93 million) for working capital purposes. The loan had an initial annual interest rate of 8.96%, which was floating based on interest rates determined by the People’s Bank of China from time to time. Interest is payable on a quarterly basis commencing September 20, 2008. The loan expired on June 17, 2009 and was renewed on June 22, 2009 for one more year with an initial interest rate of 5.31% per annum, which is also floating based on interest rates determined by the People’s Bank of China from time to time. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and the Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. As of March 31, 2010, principal amount of approximately $2.93 million was outstanding. There are no financial covenant requirements under this short-term loan agreement. We expect to renew the loan upon expiration.

On September 29, 2009, our VIE Entity, PKU, entered into a short-term loan agreement with Huaxia Bank, Zhichunlu Branch, or Huaxia Bank, pursuant to which Huaxia Bank has agreed to loan to PKU RMB 30 million (approximately $4.40 million) for working capital purposes. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time. Interest is payable on a monthly basis commencing October 20, 2009. The loan expires on September 29, 2010. As of the date of this report, a principal amount of approximately $4.40 million is outstanding. There are no financial covenant requirements under this short-term loan agreement.

Future Capital Requirements – We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In addition, because substantially all of our revenues are generated from our indirect PRC subsidiary, Oriental Intra-Asia Entertainment (China) Limited, or Oriental Intra-Asia, after it receives payments from our VIE Entities under various services and other arrangements, the ability of Oriental Intra-Asia to make dividends and other payments to us is subject to the PRC dividend restrictions. Current PRC law permits payments of dividend by Oriental Intra-Asia only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Oriental Intra-Asia is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of Oriental Intra-Asia’s registered capital. Allocations to the statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As a result, if our existing cash and amount available under existing bank loans insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow additional funds from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Off-Balance Sheet Arrangements and Contractual Obligations – Our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America. Operating lease commitments consist principally of leases for our headquarter offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

Seasonality – Our results of operations are affected by seasonality and we typically see lower sales during the first half than the second half of a year. Such seasonality is mainly caused by governmental seasonal budgeting activities and behaviors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Zhihai Mao, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Zhihai Mao concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

We have not sold any unregistered equity securities during the fiscal quarter ended March 31, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information.

None.

Item 6:	Exhibits.

(a) Exhibits

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 17, 2010

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