Form 10-Q
period 2010-06-30
China TransInfo Technology Corp.
filed 2010-08-16
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-34134

CHINA TRANSINFO TECHNOLOGY CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0616524
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

9th Floor, Vision Building,
No. 39 Xueyuanlu, Haidian District,
Beijing, China 100191
(Address of principal executive offices, Zip Code)

(86) 10-51691999
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,245,069

i

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31,
	(Unaudited)	2009

ASSETS
Cash and cash equivalents	$25,224,837	$27,400,420
Restricted cash	2,931,719	1,591,076
Accounts receivable, net of allowance for doubtful accounts of $45,071
and $38,209, respectively	22,330,831	14,968,778
Inventories	539,611	482,286
Costs and estimated earnings in excess of billings on incompleted contracts	35,672,455	33,853,708
Prepaid expenses and other current assets	12,877,524	5,871,997
Other receivables	10,048,905	8,416,096
Deferred income tax assets	24,769	28,715
Total current assets	109,650,651	92,613,076
Property and equipment, net	10,055,682	10,541,486
Long-term investments	6,996,939	8,027,122
Intangible assets, net	5,302,110	4,494,781
Goodwill	10,020,447	9,979,631
Other assets	976,674	826,671

Total assets	$143,002,503	$126,482,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$23,649,449	$20,728,539
Short-term borrowings from banks	8,911,650	7,481,700
Billings in excess of costs and estimated earnings on incompleted contracts	11,100,255	17,021,936
Accrued expenses and other current liabilities	3,510,331	3,022,140
Total current liabilities	47,171,685	48,254,315
Other long-term liabilities	389,756	389,489

Total liabilities	47,561,441	48,643,804

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value per share, authorized
10,000,000 shares, no shares issued and
outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value per share, authorized
150,000,000 shares, issued and outstanding
25,245,069 and 22,452,745 shares, respectively	25,245	22,453
Additional paid-in capital	43,222,562	25,253,666
Retained earnings	37,317,279	31,948,323
Non-controlling interests	12,419,532	18,499,475
Accumulated other comprehensive income	2,456,444	2,115,046

Total stockholders’ equity	95,441,062	77,838,963

Total liabilities and stockholders’ equity	$143,002,503	$126,482,767

The company notes are an integral part of the financial statements

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$24,045,906	$9,577,921	$48,933,381	$16,091,316
Cost of sales	14,463,937	4,895,845	30,818,236	8,086,742
Gross profit	9,581,969	4,682,076	18,115,145	8,004,574
Total operating expenses	4,999,719	1,834,616	9,867,176	3,700,335
Income from operations	4,582,250	2,847,460	8,247,969	4,304,239
Non-operating income (expense):
Interest income	46,442	18,744	76,928	32,483
Interest expense	(105,457)	(44,268)	(203,311)	(89,989)
Subsidy income	727,581	89,982	754,024	119,284
Other expense, net	(17,918)	7,063	(74,829)	6,868
Total non-operating income	650,648	71,521	552,812	68,646
Income before income taxes, non- controlling interests, and gain on equity investments in affiliates	5,232,898	2,918,981	8,800,781	4,372,885
Income taxes	464,027	24,203	839,823	24,082
Net income before non-controlling interests and gain on equity investments in affiliates net income	4,768,871	2,894,778	7,960,958	4,348,803
Gain (loss) on equity investments in affiliates due to proportional shares of the affiliates net income	57,206	-	(301,589)	-
Net income before non-controlling interests	4,826,077	2,894,778	7,659,369	4,348,803
Non-controlling interests in net income of subsidiary	1,216,160	95,135	2,290,413	100,474
Net income	$3,609,917	$2,799,643	$5,368,956	$4,248,329
Weighted average number of shares outstanding:
Basic	25,051,414	22,215,551	24,031,595	22,201,432
Diluted	25,096,523	22,394,557	24,088,927	22,376,216
Earnings per share
Basic	$0.14	$0.13	$0.22	$0.19
Diluted	$0.14	$0.13	$0.22	$0.19
Comprehensive income
Net income including noncontrolling interest	$4,826,077	$2,894,778	$7,659,369	$4,348,803
Translation adjustments	340,372	60,485	341,398	(105,465)
Comprehensive income	$5,166,449	$2,955,263	$8,000,767	$4,243,338
Comprehensive income attributable to noncontrolling interest	$1,216,160	$95,135	$2,290,413	$100,474
Comprehensive income attributable to CTFO	$3,950,289	$2,860,128	$5,710,354	$4,142,864

The company notes are an integral part of the financial statements

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,368,956	$4,248,329
Adjustments to reconcile net income to net cash provided by
operating activities:
Non-controlling interests	2,290,413	100,474
Depreciation and amortization expense	1,021,829	491,752
Stock-based compensation	843,481	126,398
Loss on equity investments in affiliates due to proportional
shares of the affiliates net income	301,589	-
Loss on disposal of property and equipment	6,370	-
Allowance for doubtful accounts	6,677	-
(Increase) Decrease in assets:
Restricted cash	(1,328,611)	(371,248)
Accounts receivable	(7,277,274)	(1,452,048)
Inventories	(55,123)	(38,898)
Prepaid expenses and other current assets	(3,950,462)	606,919
Other receivables	(1,596,043)	(63,283)
Cost of estimated earnings in excess of billings on
incompleted contracts	(1,673,328)	(4,938,381)
Other assets	(2,451,029)	-
Decrease (Increase) in liabilities:
Accounts payable	2,824,509	(882,636)
Billings in excess of costs and estimated on
incompleted contracts	(5,966,489)	(365,051)
Accrued expenses and other current liabilities	77,457	(833,370)
Net cash used in operating activities	(11,557,078)	(3,371,043)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other non-current asset	-	(38,081)
Proceeds from disposal of property and equipment	5,520	-
Purchases of property and equipment	(420,344)	(1,204,584)
Disposal of property and equipment	11,889	-
Payments for acquisition of companies	(258,761)	(475,620)
Dividends from subsidiaries and variable interest entity	50,973	-
Purchases of intangible assets	(888,986)	(1,414,756)
Net cash used in investing activities	(1,499,709)	(3,133,041)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	4,474,045	-
Payments of short-term borrowings	(3,080,490)	-
Non-controlling interest shareholders’ capital contribution	-	87,960
Proceeds from issuing common stocks	10,000,000	-
Payments to related parties	-	(449,153)
Payments of transaction costs related to stock issuance	-	(32,500)
Payments to third parties for stock financing	(610,439)	-
Net cash provided by (used in) financing activities	10,783,116	(393,693)
Effect of foreign currency translation	98,088	(16,643)
Net decrease in cash and cash equivalents	(2,175,583)	(6,914,420)
Cash and cash equivalents – beginning of period	27,400,420	16,122,464
Cash and cash equivalents – end of period	$25,224,837	$9,208,044
Supplemental disclosures of cash flow information:
Interest paid	$90,874	$89,989
Income taxes paid	$447,795	$20,364

The company notes are an integral part of the financial statement

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND BUSINESS OPERATIONS

China TransInfo Technology Corp. is a leading provider of end-to-end public transportation information technology systems and related comprehensive technology solutions in China. The Company’s goal is to become the largest provider of transportation information products and related comprehensive technology solutions in China, as well as the largest operator and provider of real-time transportation information to consumers in China. Substantially all of the Company’s operations are conducted through its variable interest entities (“VIE”) that are PRC domestic companies owned principally or entirely by the Company’s PRC affiliates. Through these VIE, the Company is involved in developing multiple applications in transportation, digital city, and land and resource filling systems based on Geographic Information Systems, or GIS, technologies which are used to service the public sector.

China TransInfo Technology Corp. and its VIE hereinafter are collectively referred as the “Company.”

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

The consolidated financial statements include the accounts of VIE and VIE’s majority owned subsidiaries, which approximates 3% to 70% owned by non-controlling interests.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation (continued)

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Reclassification

Certain reclassification have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for the commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. The Company capitalized $3,567,740 and $2,676,054 of research and development expenses as of June 30, 2010 and December 31, 2009, respectively, which were included in intangible assets in the Company's condensed consolidated balance sheets.

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

Revenue Recognition (continued)

The Company’s revenue of service fees are primarily fixed price contracts. Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion within the scope of ASC 605 and is consistently applied for all fixed price contracts. Such contracts include services provided for software development projects, IT outsourcing and solutions, system integration, and network integration services at fixed price arrangements with its customers. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. The Company did not incur any deferred costs for the quarter ended June 30, 2010 and 2009. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Any advance payments received from its customers prior to recognition of revenue is classified as a current liability as billings in excess of costs and estimated earnings on incompleted contracts.

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

Recently Issued Accounting Guidance

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, was issued to clarify certain questions that arose in practice. ASU 2010-09 amended ASC 855 to, among other things, expressly require Securities and Exchange Commission (“SEC”) filers to evaluate subsequent events through the date the financial statements are issued. ASC 855 was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively, while ASU 2010-09 was effective upon issuance. Accordingly, the Company adopted ASC 855 in the second quarter of fiscal 2009 and ASU 2010-09 in February 2010. The adoption of ASC 855 and ASU 2010-09 had no impact on the Company’s Interim Financial Statements.

In April 2010, the FASB issued an Accounting Standard Update (“ASU”) No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605)”, which provides guidance on defining milestones under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. ASU 2010-17 shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

3.	COSTS AND ESTIMATED EARNINGS ON INCOMPLETED CONTRACTS

The costs and estimated earnings on incompleted contracts were as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Costs incurred on incompleted contracts	$96,879,029	$85,079,704
Estimated earnings on incompleted contracts	53,844,603	43,918,724
Total	150,723,632	128,998,428
Less – billings to date	(126,151,432)	(112,166,656)

Costs and estimated earnings on incompleted contracts, net of billings in excess of costs and estimated earnings on incompleted contracts	$24,572,200	$16,831,772

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

3.	COSTS AND ESTIMATED EARNINGS ON INCOMPLETED CONTRACTS (continued)

The costs and estimated earnings on incompleted contracts are included in the accompanying balance sheets under the following captions:

	June 30, 2010	December 31, 2009
	(Unaudited)

Costs incurred on estimated earnings in excess of billings on incompleted contracts	$35,672,455	$33,853,708
Billings in excess of costs and estimated earnings on incompleted contracts	(11,100,255)	(17,021,936)

Total	$24,572,200	$16,831,772

4.	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

				Adjustments/Net
	% of Non-	As of	2009	Income of	Foreign	As of
	controlling	December 31,	Acquisition	Non-controlling	Currency	December
Name of Affiliate	Interest	2008	(Fair Value)	Interest	Translation	31, 2009

Beijing PKU	3%	$1,188,662	$-	$247,525	$-	$1,436,187
China TranWiseway	30%	286,224	-	(1,498)	-	284,726
Dalian Dajian Zhitong	15%	(9,143)	-	42,419	-	33,276
Unisits	64.83%	-	13,740,228	3,005,058	-	16,745,286

Total		$1,465,743	$13,740,228	$3,293,504	$-	$18,499,475

				Adjustments/Net
	% of Non-	As of	2010	Income of	Foreign
	controlling	December 31,	Acquisition	Non-controlling	Currency	As of June
Name of Affiliate	Interest	2009	(Fair Value)	Interest	Translation	30, 2010

Beijing PKU	3%	$1,436,187	$-	$139,463	$-	$1,575,650
China TranWiseway	30%	284,726	-	66,617	-	351,343
Dalian Dajian Zhitong	15%	33,276	-	(18,393)	-	14,883
Unisits	33.98%	16,745,286	(8,370,356)	2,102,726	-	10,477,656

Total		$18,499,475	$(8,370,356)	$2,290,413	$-	$12,419,532

On March 22, 2010, the Company entered into equity transfer agreements (“Equity Transfer Agreements”) with several individual shareholders (“Transferors”) of Beijing UNISITS Technology Co. Ltd. (“UNISITS”), pursuant to which the Company acquired 30.85% equity interest in UNISITS from the Transferors. Pursuant to the Equity Transfer Agreements, the Company purchased approximately 16.23 million shares of UNISITS from the Transferors in exchange for RMB 4.41 million (approximately US$0.65 million) in cash (“Cash Consideration”), 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of China TransInfo Technology Group Co., Ltd. (the Company’s subsidiary or the “Group”) common stock, which are issuable within 30 days of the effective date of the Equity Transfer Agreements. The Equity Transfer Agreements contain “make good” provisions, under which the Transferors agree to deposit a total of 697,162 shares (60% of total common stock consideration) of the Group’s common stock with an escrow agent designated by the Group that the Transferors will receive as partial consideration for the acquisition. Specifically, if UNISITS’s 2010 after-tax net income under Chinese GAAP is less than RMB 37.50 million (approximately US$5.50 million) or its 2011 after-tax net income under Chinese GAAP is less than RMB 46.88 million (approximately US$6.86 million), then 50% of the shares of the Group’s common stock deposited by the Transferors in escrow will be returned to the Group for cancellation for each applicable year. In addition, for each applicable year as described above, the Group will not be required to pay the remainder of the Cash Consideration, which represents RMB 1.323 million (approximately US$0.19 million), or 30% of the total Cash Consideration, per year if UNISITS fails to meet the respective performance targets.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

4.	NON-CONTROLLING INTERESTS (continued)

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

The Group’s additional 30.85% equity interest purchase has been accounted in accordance with ASC 810-10-45-23. Accordingly, the Group’s purchase of additional equity interest ownership in UNISITS’s interest while the Group retains its controlling financial interest in UNISITS has been accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income. The carrying amount of the non-controlling interest has been adjusted to reflect the change in its ownership interest in the subsidiary (UNISITS). Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted shall be recognized in equity attributable to the Group.

5.	LONG-TERM INVESTMENTS

The Company had the following long-term investments accounted under the equity method and cost method :

Type	Equity Investee	June 30, 2010
		Equity Investment Ownership
Equity	Gansu	33.33%
Equity	Shanxi	49.00%
Equity	ZJUNIS	30.00%
Equity	BOTTC	23.17%
Equity	CQJK	49.00%
Cost	Shandong	5.00%
Cost	ZGYM	15.00%

Equity and cost investments in affiliates as of June 30, 2010 consisted of the following:

Type	Equity Investee	Beginning Equity Investment Basis 12/31/2009	Purchase of Investments	Proportional Share of the Equity- Accounted Affiliate’s Net Income	Foreign Currency Translation Adjustment	Ending Equity Investment Basis 6/30/2010
Equity	Gansu	$7,261,227	$-	$(908,023)	$-	$6,353,204
Equity	Shanxi	204,971	-	(50,807)	-	154,164
Equity	ZJUNIS	207,168	-	(10,266)	-	196,902
Equity	BOTTC	185,784	-	(61,773)	-	124,011
Equity	CQJK	35,942	-	-	146	36,088
Cost	Shandong	110,025	-	-	450	110,475
Cost	ZGYM	22,005	-	-	90	22,095
Total		$8,027,122	$-	$(1,030,869)	$686	$6,996,939

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

6.	STOCK-BASED COMPENSATION

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

A summary of stock warrants for the quarter ended June 30, 2010 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Options	Shares	Exercise Price	(Months)	Value
Outstanding at January 1, 2010	55,555	$1.80	52	353,885
Granted	-	-	-
Exercised or converted	50,000	1.80	-
Forfeited or expired	-	-	-
Outstanding at June 30, 2010	5,555	$1.80	46	$20,165
Exercisable at June 30, 2010	5,555	$1.80	46	$20,165

Stock Options

The Company issued the following stock options:

•

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

•

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

6.	STOCK-BASED COMPENSATION (continued)

•

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

•

On April 29, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan (the “Plan”), which was subsequently approved by shareholders at the Company’s 2009 Annual Shareholder Meeting on May 29, 2009. Under the Plan, the Company issued the following stock options:

o

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

o

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

•

On June 14, 2010, the Company entered into a Stock Option Agreement with Mr. Xingming Zhang. Under the terms of the Stock Option Agreement, the Company agreed to grant a stock option to Mr. Zhang for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.03 per share which was the closing price per share of the Company’s common stock as reported on the NASDAQ on such date. The option has a term of five years and expires on June 14, 2015. The option vests in equal installments on a quarterly basis over a three-year period.

The Company recorded compensation expense of $843,481 and $126,398 during the six months ended June 30, 2010 and 2009, respectively, in connection with the stock options provided above.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

6.	STOCK-BASED COMPENSATION (continued)

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

	Six months ended June	Year ended December
	30, 2010	31, 2009
Risk-free interest rate	1.48%	1.50% - 1.65%
Expected life (year)	3.5	3.5 – 4.5
Expected volatility	49%	65% - 82%
Weighted average fair value per option	$2.23	$3.16

A summary of stock options transactions during the three months ended June 30, 2010 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Options	Shares	Exercise Price	(Months)	Value
Outstanding at January 1, 2010	2,025,600	$7.50	45	$2,437,788
Granted	30,000	6.03	36
Exercised or converted	-	-	-
Forfeited or expired	(54,000)	7.69	-
Outstanding at June 30, 2010	2,001,600	$7.49	51	$855,300

Non-vested at June 30, 2010	1,819,100	$7.53	52	$220,625
Exercisable at June 30, 2010	182,500	$5.09	37	$634,675

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $5.43 and $8.17 as of June 30, 2010 and December 31, 2009, respectively, which would have been received by the option holders had all warrant holders exercised their warrant awards as of that date. No options were exercised during the six months ended June 30, 2010.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

6.	STOCK-BASED COMPENSATION (continued)

The following table details the Company’s non-vested share awards activity:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Balance at December 31, 2009	1,883,100	$7.51
Granted	30,000	6.03
Vested	(40,000)	5.09
Cancelled or Forfeited	(54,000)	7.69
Balance at June 30, 2010	1,819,100	$7.53

The weighted-average grant-date fair value of non-vested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. As of June 30, 2010, total unrecognized compensation costs related to unvested stock options was $4,973,644. Unvested stock options are expected to be recognized over a weighted average period of 3.28 years.

7.	EQUITY TRANSACTIONS

On February 21, 2010, the Company entered into a Securities Purchase Agreement with SAIF Partners III L.P., pursuant to which the Company sold a total of 1,564,945 shares of common stock, par value $0.001 per share (the "Common Stock"), for an aggregate purchase price of $10,000,000. The shares were priced at $6.39 per share.

On April 14, 2010, the Company issued a total of 1,161,931 shares of common stock pursuant to the Equity Transfer Agreements entered with the Transferors of UNISITS on March 22, 2010. 464,769 shares, which is 40% of the total shares issued were delivered to the Transferors and the remaining 697,162 shares were put into escrow account according to the Equity Transfer Agreements.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits. The Company had no unrecognized tax benefits as of June 30, 2010 and 2009. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the six months ended June 30, 2010.

The Company, through its subsidiaries, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of approximately $15,000,000 million as of June 30, 2010 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of approximately $4,600,000 million due to uncertainty of its realization.

For the six months ended June 30, 2010 and 2009, income tax expenses were as follows:

	Six Months Ended June 30,
	2010			2009
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current	$-	$-	$835,776	$-	$-	$14,966
Deferred	-	-	4,047	-	-	9,116
	$-	$-	$839,823	$-	$-	$24,082

The Group Company, Zhangcheng Media, Xinjiang Zhangcheng, and Dajian Zhitong are charged at the tax rate at 25% on the taxable net income for PRC income tax purposes under the new Enterprise Tax Law in 2009. PKU, China TranWiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS are charged at the tax rate at 15% on the taxable net income for PRC income tax purposes in 2010. Beijing Tian Hao, Beijing Zhangcheng and Shanghai Yootu qualify as “new or high-technology enterprise” located in High-Tech Zones in Beijing and Shanghai, and are entitled to tax exemptions or preferential tax rates on the taxable net income for PRC income tax purposes in 2010. Henan UNISITS are subject to a special rate at 2.5% of its taxable revenue in 2010.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

8.	INCOME TAXES (continued)

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2010 and December 31, 2009 were as follows:

	Deferred Tax Assets
	Net operating loss	Valuation	Net deferred tax
	carryforwards	allowance	assets
June 30, 2010:
Foreign:
In RMB	¥168,151	¥-	¥168,151
Exchange rate	0.1473	0.1473
In USD	$24,769	$-	$24,769
Domestic :
In USD	$4,600,000	$(4,600,000)	$-
December 31, 2009:
Foreign:
In RMB	¥195,740	¥-	¥195,740
Exchange rate	0.1467	0.1467
In USD	$28,715	$-	$28,715
Domestic :
In USD	$4,600,000	$(4,600,000)	$-

9.	EARNINGS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$3,609,917	$2,799,643	$5,368,956	$4,248,329
Basic earnings per share:

Basic weighted average share outstanding	25,051,414	22,215,551	24,031,595	22,201,432
Basic earnings per common share	$0.14	$0.13	$0.22	$0.19
Diluted earnings per share:

Basic weighted average share outstanding	25,051,414	22,215,551	24,031,595	22,201,432
Effect of dilutive stock options and
warrants	45,109	179,006	57,332	174,784
Diluted weighted average shares
outstanding	25,096,523	22,394,557	24,088,927	22,376,216
Diluted earnings per common share	$0.14	$0.13	$0.22	$0.19

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

10.	CONCENTRATION OF RISK

Cash

The Company maintains cash in US dollar in two commercial banks located in California. Up to $250,000 of the balance in each bank was insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of June 30, 2010 and December 31, 2009, uninsured balances totaled $764,632 and $1,901,266, respectively.

Major Customers

The Company had two and two major customers that each represented 10% or more of the Company’s total net sales during the six months ended June 30, 2010 and 2009, respectively. Total net sales were $10,400,274 and $4,240,687 for the six months ended June 30, 2010 and 2009, respectively, and related accounts receivable balance were $1,785,036and $145,328 as of June 30, 2010 and 2009, respectively.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Management does not believe any subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and

  “VIE Entities” means our consolidated variable interest entities, including China TransInfo Technology Group Co., Ltd. and its subsidiaries as depicted in our organization chart included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Overview of Our Business

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

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second quarter of 2010, which resulted in continued growth in our revenues. The transportation information industry in China is in the process of rapid and continuous development with the continuous increase of Chinese government’s and public demand for advanced transportation information products and services to support more effective and efficient transportation networks in China. This trend is supported by the growing amount of governmental spending in the transportation sector. We believe this trend will continue to result in the growth in sales of our transportation products and services.

The following are some of our financial highlights for the second quarter of 2010:

  Net sales – Our net sales were approximately $24.05 million for the second quarter of 2010, an increase of 151.06% from the same quarter of prior year.

  Gross Margin – Gross margin was 39.85% for the second quarter of 2010, as compared to 48.88% for the same period in 2009.

  Operating Profit – Operating profit was approximately $4.58 million for the second quarter of 2010, an increase of 60.92% from $2.85 million of the same quarter of prior year.

  Net Income – Net income was approximately $3.61 million for the second quarter of 2010, an increase of 28.94% from the same quarter of prior year.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we consider our estimates on revenue recognition, vendor allowances, amortization of intangibles, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended June 30, 2010.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		% of		% of
	Amount	Net Sales	Amount	Net Sales
Net sales	$24,045,906	100.00%	$9,577,921	100.00%
Cost of sales	14,463,937	60.15%	4,895,845	51.12%
Gross profit	9,581,969	39.85%	4,682,076	48.88%
Selling, general and administrative expenses	4,999,719	20.79%	1,834,616	19.15%
Income from operations	4,582,250	19.06%	2,847,460	29.73%
Other income	650,648	2.71%	71,521	0.75%
Income before income taxes, non-controlling interests, and gain on equity investment in affiliates	5,232,898	21.76%	2,918,981	30.48%
Income taxes	464,027	1.93%	24,203	0.26%

Net income before non-controlling interests and gain on equity investments in affiliates net income	4,768,871	19.83%	2,894,778	30.22%
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	57,206	0.24%	0.00	0.00%
Net income before non-controlling interests	4,826,077	20.07%	2,894,778	30.22%
Non-controlling interests in net income of subsidiary	1,216,160	5.06%	95,135	0.99%

Net income	$3,609,917	15.01%	$2,799,643	29.23%

Net Sales – Net sales increased by $14.47 million, or 151.06%, to $24.05 million for the three months ended June 30, 2010, from $9.58 million during the same period of 2009. Approximately 110.90% of this increase is attributable to the increase in transportation revenue that mainly resulted from our expanded business as a result of the acquisition of UNISITS. UNISITS contributed approximately $16.31 million in sales during the three months ended June 30, 2010. Our digital city business decreased by $1.88 million to $1.02 million for the three months ended June 30, 2010, from $2.90 million during the same period of 2009. The decrease was mainly due to the fact that we no longer focus in this area of business.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		% of Net		% of Net
	Net Sales	Sales	Net Sales	Sales
Transportation	$22,584,750	93.93%	$6,539,204	68.27%
Digital City	1,015,250	4.22%	2,902,102	30.30%
Land and resources	70,038	0.29%	102,525	1.07%
Other	375,868	1.56%	34,090	0.36%
Net sales	$24,045,906	100.00%	$9,577,921	100.00%

Gross Profit – Our gross profit increased approximately $4.90 million, or 104.65%, to approximately $9.58 million for the three months ended June 30, 2010, from approximately $4.68 million during the same period of 2009. Gross profit as a percentage of net sales was 39.85% for the three months ended June 30, 2010, a decrease of 9.03% from 48.88% during the same period of 2009. Our gross profit increase was mainly attributable to the increase of sales during the three months ended June 30, 2010 in general. However, our gross profit increase underperformed our revenue increase from the same period of 2009 to 2010 by about 46.41%, which was mainly due to the inclusion of the financials of UNISITS whose sales generally involve more hardware components and have much lower margin than the Company’s legacy business during the three months ended June 30, 2010.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $3.17 million, or 172.52%, to $5.00 million for the three months ended June 30, 2010, from $1.83 million during the same period of 2009. The increase is due to the following:

  Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.15 million, or 48.39%, to $0.46 million for the three months ended June 30, 2010, from $0.31 million during the same period of 2009. As a percentage of revenues, selling expenses decreased to 1.90% for the six months ended June 30, 2010, from 3.22% during the same period of 2009. The increase of selling expenses was mainly attributable to our expanded operations and sales volume as well as the enhanced marketing activities for the three months ended June 30, 2010.
  Our general and administrative expenses mainly consist of the costs associated with non-cash, share-based compensation and staff and support personnel who manage our business activities, and professional fees paid to third parties, which were approximately $4.54 million (18.89% of total sales) and approximately $1.53 million (15.94% of total sales) for the three months ended June 30, 2010 and 2009, respectively. The increase of administrative expenses was mainly attributable to the increase of staffing, enhanced research and development efforts as well as more professional expenses associated with being a public company.

Income Taxes – For the three months ended June 30, 2010, we recognized income tax expense of $0.46 million and effective tax rate of 8.87% while in the same period of 2009, we recognized income tax benefits of $0.02 million and effective tax rate of negative 0.83% . The increase in the income tax expense mainly resulted from the increased taxable income of UNISITS during the three months ended June 30, 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$48,933,381	100.00%		$16,091,316	100.00%
Cost of sales	30,818,236	62.98%		8,086,742	50.26%
Gross profit	18,115,145	37.02%		8,004,574	49.74%
Selling, general and administrative expenses	9,867,176	20.16%		3,700,335	23.00%
Income from operations	8,247,969	16.86%		4,304,239	26.74%
Other income	552,812	1.13%		68,646	0.43%
Income before income taxes, non-controlling interests, and gain on equity investment in affiliates	8,800,781	17.99%		4,372,885	27.17%
Income taxes	839,823	1.72%		24,082	0.15%

Net income before non-controlling interests and gain on equity investments in affiliates	7,960,958	16.27%		4,348,803	27.02%
Loss on equity investments in affiliates due to proportional shares of the affiliates net income	(301,589)	(0.62%	)	0.00	0.00%
Net income before non-controlling interests	7,659,369	15.65%		4,348,803	27.02%
Non-controlling interests in net income of subsidiary	2,290,413	4.68%		100,474	0.62%

Net income	$5,368,956	10.97%		$4,238,329	26.34%

Net Sales – Net sales increased by $32.84 million, or 204.10%, to $48.93 million for the six months ended June 30, 2010, from $16.09 million during the same period of 2009. Approximately 108.95% of this increase is attributable to the increase in transportation revenue mainly resulted from our expanded business and acquisition of UNISITS.

UNISITS contributed approximately $32.36 million sales during the six months ended June 30, 2010. Our digital city business decreased by $3.46 million to $1.17 million for the six months ended June 30, 2010, from $4.63 million during the same period of 2009. The decrease was mainly due to the fact that we no longer focus in this area of business.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
		% of Net		% of Net
	Net Sales	Sales	Net Sales	Sales
Transportation	$47,053,480	96.15%	$11,272,032	70.05%
Digital City	1,169,884	2.39%	4,632,957	28.79%
Land and resources	174,042	0.36%	107,858	0.67%
Other	535,975	1.10%	78,469	0.49%
Net sales	$48,933,381	100.00%	$16,091,316	100.00%

Gross Profit – Our gross profit increased approximately $10.11 million, or 126.31%, to approximately $18.12 million for the six months ended June 30, 2010, from approximately $8.00 million during the same period of 2009. Gross profit as a percentage of net sales was 37.02% for the six months ended June 30, 2010, a decrease of 12.72% from 49.74% during the same period of 2009. Our gross profit increase was mainly attributable to the increase of sales during the six months ended June 30, 2010 in general. However, our gross profit increase underperformed our revenue increase from the same period of 2009 to 2010 by about 77.79%, which was mainly due to the inclusion of the financials of UNISITS whose sales generally involve more hardware components and have much lower margin than the Company’s legacy business during the six months ended June 30, 2010.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $6.17 million, or 166.66%, to $9.87 million for the six months ended June 30, 2010, from $3.70 million during the same period of 2009. The increase is due to the following:

  Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.55 million, or 82.09%, to $1.22 million for the six months ended June 30, 2010, from $0.67 million during the same period of 2009. As a percentage of revenues, selling expenses decreased to 2.49% for the six months ended June 30, 2010, from 4.16% during the same period of 2009. The increase of selling expenses was mainly attributable to our expanded operations and sales volume as well as the enhanced marketing activities for the six months ended June 30, 2010.
  Our general and administrative expenses were approximately $8.65 million (17.68% of total sales) and approximately $3.03 million (18.84% of total sales) for the six months ended June 30, 2010 and 2009, respectively. The increase of administrative expenses was mainly attributable to the increase of staffing, enhanced research and development efforts as well as more professional expenses associated with being a public company.

Income Taxes – For the six months ended June 30, 2010, we recognized income tax expense of $0.84 million and effective tax rate of 9.54% while in the same period of 2009, we recognized income tax expense of $0.02 million and effective tax rate of 0.55% .The increase in the income tax expense mainly resulted from the increased taxable net income of UNISITS during the six months ended June 30, 2010.

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

As of June 30, 2010, we had cash and cash equivalents (excluding restricted cash) of approximately $25.22 million and restricted cash of approximately $2.93 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Six Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(11,557,078)	$(3,371,043)
Net cash used in investing activities	(1,499,709)	(3,133,041)
Net cash provided by (used in) financing activities	10,783,116	(393,693)
Effect of foreign currency translation	98,088	(16,643)
Net decrease in cash and cash equivalents	$(2,175,583)	$(6,914,420)

Operating Activities

Net cash used in operating activities was approximately $11.56 million for the six-month period ended June 30, 2010, while for the same period of 2009, we had approximately $3.37 million net cash used in operating activities. The increase of the cash used in operating activities was mainly attributable to the increase of accounts receivable, which was mainly due to the increase in sales and slow seasonal collections during the first six months of 2010. We also experienced the increase in other receivable, which consists mainly of contract bidding and performance bonds that we put into escrow accounts set up by our customers for contract bidding and performance purposes. Such increases were in correlation to the increase of our sales and also negatively impacted our cash from operations. We also had increase in prepaid expenses, which were resulted from more equipment purchases related to our projects. In addition, we had the decrease in billings in excess of costs and estimated earnings on incompleted contracts, which also negatively impacted the cash flow from operations for the six months ended June 30, 2010 compared to the same period of 2009.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property and equipment, as well as intangible assets.

Net cash used in investing activities for the six-month period ended June 30, 2010 was approximately $1.50 million, which is a decrease of approximately $1.63 million from net cash used in investing activities of approximately $3.13 million for the same period of 2009. The decrease of the cash used in investing activities was mainly due to the fact that we acquired less equipment and intangible assets during the first six months of 2010 as compared to the same period of 2009.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2010 was approximately $10.78 million, while for the same period of 2009 we had approximately $0.39 million net cash used in financing activities. Such change was mainly attributable to the proceeds of the securities offering of $10 million to SAIF Partners III L.P. during the first quarter of 2010.

Financing Agreements – On June 21, 2010, our VIE Entity, PKU, entered into a short-term loan agreement with Bank of Beijing, Zhongguancun Branch, or Bank of Beijing, pursuant to which Bank of Beijing has agreed to loan to PKU RMB 30,000,000 (approximately $4,419,000) as working capital. The loan has an annual interest rate based on the benchmark interest rate as of the date of the first withdrawal of the principal and the interests must be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but can be renewed upon the written consent by Bank of Beijing. Under the terms of the loan agreement, PKU is subject to customary affirmative and negative covenants. The loan may be accelerated and Bank of Beijing may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy. As of June 30, 2010, principal amount of approximately $4.42 million was outstanding. There are no financial covenant requirements under this short-term loan agreement. We expect to renew the loan upon expiration.

On June 17, 2008, we entered into a short-term loan agreement with Beijing Bank, Youyi Branch, or Youyi Branch, pursuant to which Youyi Branch has agreed to loan to us RMB 20 million (approximately $2.93 million) for working capital purposes. The loan had an initial annual interest rate of 8.96%, which was floating based on interest rates determined by the People’s Bank of China from time to time. Interest is payable on a quarterly basis commencing September 20, 2008. The loan expired on June 17, 2009 and was renewed on June 22, 2009 for one more year with an initial interest rate of 5.31% per annum, which is also floating based on interest rates determined by the People’s Bank of China from time to time. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and Youyi Branch may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. On June 21, 2010, the total amount of the loan was paid off.

On September 29, 2009, PKU entered into a short-term loan agreement with Huaxia Bank, Zhichunlu Branch, or Huaxia Bank, pursuant to which Huaxia Bank has agreed to loan to PKU RMB 30 million (approximately $4.42 million) for working capital purposes. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time. Interest is payable on a monthly basis commencing October 20, 2009. The loan expires on September 29, 2010. As of the date of this report, a principal amount of approximately $4.42 million is outstanding. There are no financial covenant requirements under this short-term loan agreement. We expect to renew the loan upon expiration.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Zhihai Mao, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Zhihai Mao concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended June 30, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED.]

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

DATED: August 16, 2010

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