Form 10-Q
period 2010-09-30
China TransInfo Technology Corp.
filed 2010-11-12
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]             No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,257,569

TABLE OF CONTENTS

	PART I – Financial Information	Page

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheet-September 30, 2010 and December 31, 2009
	Condensed Consolidated Statement of Income-Three and Nine Months ended September 30, 2010 and September 30, 2009
	Condensed Consolidated Statement of Cash Flow-Nine Months ended September 30, 2010 and September 30, 2009
	Notes to condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

	PART II – Other Information

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	[Removed and Reserved]	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

i

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES Condensed Consolidated Balance Sheets

	September 30, 2010	December 31,
	(Unaudited)	2009
ASSETS
Cash and cash equivalents	$21,958,489	$27,400,420
Restricted cash	3,280,080	1,591,076
Accounts receivable, net of allowance for doubtful accounts of $45,805 and $38,209, respectively	24,661,107	14,968,778
Inventories	541,858	482,286
Costs and estimated earnings in excess of billings on incomplete contracts	40,512,371	33,853,708
Prepaid expenses and other current assets	19,218,800	5,871,997
Other receivables	12,187,681	8,416,096
Deferred income tax assets	25,172	28,715
Total current assets	122,385,558	92,613,076
Property and equipment, net	9,880,633	10,541,486
Long-term investments	7,964,665	8,027,122
Intangible assets, net	6,877,049	4,494,781
Goodwill	10,183,713	9,979,631
Other assets	272,051	826,671

Total assets	$157,563,669	$126,482,767

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$29,574,353	$20,728,539
Short-term borrowings from banks	9,056,850	7,481,700
Billings in excess of costs and estimated earnings on incomplete contracts	12,062,019	17,021,936
Accrued expenses and other current liabilities	4,368,178	3,022,140
Total current liabilities	55,061,400	48,254,315
Other long-term liabilities	242,963	389,489

Total liabilities	55,304,363	48,643,804
Commitments and contingencies	-	-
Stockholders’ equity
Preferred stock, $0.001 par value per share, authorized 10,000,000 shares, no shares
issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value per share, authorized 150,000,000 shares, issued
and outstanding 25,257,569 and 22,452,745 shares, respectively	25,258	22,453
Additional paid-in capital	42,994,392	25,253,666
Retained earnings	41,567,843	31,948,323
Non-controlling interests	13,893,931	18,499,475
Accumulated other comprehensive income	3,777,882	2,115,046

Total stockholders’ equity	102,259,306	77,838,963

Total liabilities and stockholders’ equity	$157,563,669	$126,482,767
The accompanying notes are an integral part of the financial statements 1

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$35,039,549	$19,165,553	$83,972,930	$35,256,869
Cost of sales	24,470,292	11,809,948	55,288,528	19,896,690
Gross profit	10,569,257	7,355,605	28,684,402	15,360,179
Total operating Expenses	5,420,039	3,097,483	15,287,215	6,797,818
Income from operations	5,149,218	4,258,122	13,397,187	8,562,361
Non-operating income (expense):
Interest income	23,979	18,909	100,907	51,392
Interest expense	(122,747)	(42,038)	(326,058)	(132,027)
Subsidy income	673,568	188,829	1,427,592	308,113
Other expense, net	(135,633)	52,433	(210,462)	59,301
Total non-operating income (expenses)	439,167	218,133	991,979	286,779
Income before income taxes, non-controlling interests, and gain on equity
investments in affiliates	5,588,385	4,476,255	14,389,166	8,849,140
Income taxes:	608,191	85,864	1,448,014	109,946
Net income before non-controlling interests and gain on equity investments
in affiliates net income	4,980,194	4,390,391	12,941,152	8,739,194
Gain (loss) on equity investments in affiliates due to proportional shares of
the affiliates net income	161,597		(139,992)
Net income before non-controlling interests	5,141,791	4,390,391	12,801,160	8,739,194
Non-controlling interests in net income of subsidiary	891,227	415,114	3,181,640	515,588
Net income	$4,250,564	$3,975,277	$9,619,520	$8,223,606
Weighted average number of shares of outstanding:
Basic	25,257,569	22,333,000	24,440,253	22,245,288
Diluted	25,318,470	22,579,496	24,504,221	22,485,924
Earnings per share -
Basic	$0.17	$0.18	$0.39	$0.37
Diluted	$0.17	$0.18	$0.39	$0.37
Comprehensive income
Net income including noncontrolling interest	$5,141,791	$4,390,391	$12,801,160	$8,739,194
Translation adjustments	1,321,438	(283,124)	1,662,836	(388,589)
Comprehensive income	$6,463,229	$4,107,267	$14,463,996	$8,350,605
Comprehensive income attributable to noncontrolling interest	$891,227	$415,114	$3,181,640	$515,588
Comprehensive income attributable to CTFO	$5,572,002	$3,692,153	$11,282,356	$7,835,017

The accompanying notes are an integral part of the financial statements

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,619,520	$8,223,606
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interests	3,181,640	515,588
Depreciation and amortization expense	1,488,333	881,349
Stock-based compensation	1,266,117	181,940
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	139,992	(39,067)
Loss on disposal of property and equipment	(4,587)	500
Allowance for doubtful accounts	6,696	-
(Increase) Decrease in assets:
Restricted cash	(1,627,697)	(35,247)
Accounts receivable	(9,229,895)	(1,965,896)
Inventories	(48,844)	(255,245)
Prepaid expenses and other current assets	(13,047,015)	(169,599)
Other receivables	(4,040,994)	(2,058,231)
Cost of estimated earnings in excess of billings on incomplete contracts	(5,862,734)	(10,543,333)
Other assets	561,598	(464,622)
Decrease (Increase) in liabilities:
Accounts payable	8,276,361	3,788,025
Billings in excess of costs and estimated on incomplete contracts	(5,215,824)	(978,605)
Accrued expenses and other current liabilities	1,638,264	65,252
Net cash used in operating activities	(12,899,069)	(2,853,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other non-current asset	-	-
Proceeds from disposal of property and equipment	58,092	1,156
Purchases of property and equipment	(532,380)	(256,440)
Cash from acquisition	-	12,210,500
Purchases of long-term investment	(735,500)	-
Payments for acquisition of companies	(259,484)	(6,984,281)
Dividends from subsidiaries’ and variable interest entity	110,161	-
Purchases of intangible assets	(2,422,365)	(2,135,841)
Net cash used in investing activities	(3,781,476)	2,835,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	8,899,550	7,329,500
Payments of short-term borrowings	(7,502,100)	(2,931,800)
Non-controlling interest shareholders’ capital contribution	-	87,954
Proceeds from issuing common shares	10,000,000
Payments to related parties	-	(454,198)
Payments of transaction costs related to shares issuance	-	(32,500)
Payment of dividends from subsidiaries’ and variable interest entity	-	(1,871,613)
Payments for acquiring subsidiary	-	3,254,298
Payments to third parties for stock financing	(610,549)	-
Net cash provided by financing activities	10,786,901	5,381,641
Effect of foreign currency translation	451,713	(359,741)
Net decrease in cash and cash equivalents	(5,441,931)	5,003,409
Cash and cash equivalents – beginning of period	27,400,420	16,122,464
Cash and cash equivalents – end of period	$21,958,489	$21,125,873

Supplemental disclosures of cash flow information:
Interest paid	$326,058	$129,839
Income taxes paid	$599,848	$20,367

The accompanying notes are an integral part of the financial statement

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND BUSINESS OPERATIONS

China TransInfo Technology Corp., or CTFO, originally incorporated in Nevada on August 3, 1998, is a provider of end-to-end intelligent transportation comprehensive solutions and traffic information based service in China. Substantially all of the Company’s operations are conducted through its variable interest entities, or VIEs, that are PRC domestic companies owned principally or entirely by the Company’s PRC affiliates. Through these VIEs, the Company is involved in developing multiple applications in transportation, digital city, and land and resource filling systems based on Geographic Information Systems, or GIS, technologies which are used to service the public sector.

CTFO and its VIEs are collectively referred to in this report as the "Company."

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of China TransInfo Technology Corp. and the following direct and indirect wholly owned subsidiaries and VIEs:

Direct Subsidiaries:
  Oriental Intra-Asia Entertainment (Asia Pacific) Limited,
  Intra-Asia Entertainment (China) Limited, and Cabowise International Ltd.

Indirect Subsidiary

  Oriental Intra-Asia Entertainment (China) Limited

VIEs

  China TransInfo Technology Group Co., Ltd., or the Group Company,
  Beijing PKU Chinafront High Technology Co., Ltd., or PKU,
  Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., or Beijing Tian Hao,
  Beijing Zhangcheng Science and Technology Co., Ltd., or Beijing Zhangcheng,
VIEs (continued)
  Xinjiang Zhangcheng Science and Technology Co., Ltd., or Xinjiang Zhangcheng,
  Zhangcheng Culture and Media Co., Ltd., or Zhangcheng Media,
  China TranWiseway Information Technology Co., Ltd., or China TranWiseway,
  Dalian Dajian Zhitong Information Service Co., Ltd., or Dajian Zhitong,
  Shanghai Yootu Information Technology Co., Ltd., or Shanghai Yootu,
  ChongQing QianFang Industrial Development Ltd., Co., or Chongqing QianFang Industrial,
  Beijing UNISITS Technology Co., Ltd., or UNISITS,
  Hangzhou Ziguang Jietong Technology Co., Ltd., or Hangzhou UNISITS,
  Henan Ziguang Jietong Technology Co., Ltd., or Henan UNISITS, and
  Beijing Ziguang Jinzhidun Information Technology Co., Ltd., or Beijing UNISITS.

All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

The consolidated financial statements include the accounts of the VIEs and the VIEs’ majority owned subsidiaries, which approximate 3% to 70% owned by non-controlling interests.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation (continued)

The accompanying interim unaudited condensed consolidated financial statements, or the Interim Financial Statements, of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in the Company’s Form 10-K for such fiscal year. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Reclassification

The presentation of certain line items presented on the consolidated statements of cash flows for the prior years have been reclassified in conformity with the current year presentation of the condensed consolidated financial statements and the corresponding notes. For comparative purposes, in the financial statements for the nine months ended September 30, 2009, the Company reclassified the following:

  Reduced operating cash flows and increased investing cash flows by $291,622 related to changes in non-current assets.

  Reduced operating cash flows and increased financing cash flows by $190,567 related to changes in customer deposit.

  Reduced investing cash flows and increased financing cash flows by $3,951,779 related to the purchase of UNISITS.

The reclassification had no effect on the Company’s previously reported condensed consolidated statements of income, balance sheet or consolidated statements of stockholders’ equity, and is not considered material to any previously reported condensed consolidated financial statements.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for their commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. The Company capitalized $4,191,761 and $2,676,054 of research and development expenses as of September 30, 2010 and December 31, 2009, respectively, which were included in the intangible assets in the Company's condensed consolidated balance sheets.

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

The Company’s revenue of service fees are primarily fixed price contracts. Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion within the scope of ASC 605 and is consistently applied for all fixed price contracts. Such contracts include services provided for software development projects, IT outsourcing and solutions, system integration, and network integration services at fixed price arrangements with its customers. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. The Company did not incur any deferred costs for the quarter ended September 30, 2010 and 2009. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Any advance payments received from its customers prior to recognition of revenue is classified as a current liability as billings in excess of costs and estimated earnings on incomplete contracts.

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

Recently Issued Accounting Guidance

In April 2010, the Financial Accounting Standards Board, or FASB, issued an Accounting Standard Update, or ASU, No.2010-13,"Compensation-Stock Compensation" (Topic 718):Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," which address the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

In April 2010, the FASB issued an ASU No. 2010-17, "Revenue Recognition – Milestone Method (Topic 605), which provides guidance on defining milestones under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. ASU 2010-17 shall be applied prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

3.	COSTS AND ESTIMATED EARNINGS ON INCOMPLETE CONTRACTS

The costs and estimated earnings on incomplete contracts were as follows:

	September 30,
	2010	December 31,
	(Unaudited)	2009
Costs incurred on incomplete contracts	$122,811,212	$85,079,704
Estimated earnings on incomplete contracts	63,880,843	43,918,724
Total	186,692,055	128,998,428
Less – billings to date	(158,241,703)	(112,166,656)
Costs and estimated earnings on incomplete contracts, net of billings in excess of costs and estimated earnings on incomplete contracts	$28,450,352	$16,831,772

8

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

3.	COSTS AND ESTIMATED EARNINGS ON INCOMPLETE CONTRACTS (continued)

The costs and estimated earnings on incomplete contracts are included in the accompanying balance sheets under the following captions:

	September 30,
	2010	December 31,
	(Unaudited)	2009
Costs incurred on estimated earnings in excess of billings on incomplete contracts	$40,512,371	$33,853,708
Billings in excess of costs and estimated earnings on incomplete contracts	(12,062,019)	(17,021,936)
Total	$28,450,352	$16,831,772

4.	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

				Adjustments/Net
	% of Non-	As of	2009	Income		As of
	controlling	December 31,	Acquisition	of Non-controlling		December
Name of Affiliate	Interest	2008	(Fair Value)	Interest	Dividends	31, 2009
PKU	3%	$1,188,662	$-	$247,525	$-	$1,436,187
China TranWiseway	30%	286,224	-	(1,498)	-	284,726
Dajian Zhitong	15%	(9,143)	-	42,419	-	33,276
UNISITS	64.83%	-	13,740,228	3,005,058		16,745,286
Total		$1,465,743	$13,740,228	$3,293,504		$18,499,475

				Adjustments/Net
	% of Non-	As of	2010	Income		As of
	controlling	December 31,	Acquisition	of Non-controlling		September
Name of Affiliate	Interest	2009	(Fair Value)	Interest	Dividends	30, 2010
PKU	3%	$1,436,187	$-	$195,606	$-	$1,631,793
China TranWiseway	30%	284,726	-	238,168	-	522,894
Dajian Zhitong	15%	33,276	-	(31,295)	-	1,981
UNISITS	33.98%	16,745,286	(7,734,789)	2,779,161	(52,395)	11,737,263
Total		$18,499,475	$(7,734,789)	$3,181,640	$(52,395)	$13,893,931

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

4.	NON-CONTROLLING INTERESTS (Continued)

On March 22, 2010, CTFO and the Group Company entered into equity transfer agreements, or Equity Transfer Agreements, with several individual shareholders, or Transferors, of UNISITS, pursuant to which the Group Company acquired 30.85% equity interest in UNISITS from the Transferors. Pursuant to the Equity Transfer Agreements, the Group Company purchased approximately 16.23 million shares of UNISITS from the Transferors in exchange for RMB 4.41 million (approximately $0.65 million) in cash, or the Cash Consideration, 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of CTFO common stock, which are issuable within 30 days of the effective date of the Equity Transfer Agreements. The Equity Transfer Agreements contain "make good" provisions, under which the Transferors agree to deposit a total of 697,162 shares (60% of total common stock consideration) of the CTFO common stock with an escrow agent designated by CTFO that the Transferors will receive as partial consideration for the acquisition. Specifically, if UNISITS’s 2010 after-tax net income under Chinese GAAP is less than RMB 37.50 million (approximately US$5.50 million) or its 2011 after-tax net income under Chinese GAAP is less than RMB 46.88 million (approximately US$6.86 million), then 50% of the shares of the CTFO common stock deposited by the Transferors in escrow will be returned to CTFO for cancellation for each applicable year. In addition, for each applicable year as described above, CTFO will not be required to pay the remainder of the Cash Consideration, which represents RMB 1.323 million (approximately US$0.19 million), or 30% of the total Cash Consideration, per year if UNISITS fails to meet the respective performance targets.

Since September 8, 2009, the date that Mr. Shudong Xia acquired 35.17% of the equity interest in UNISITS, the Company has consolidated the financial statements of UNISITS. As part of this acquisition, the Group Company and four of five members of the board of directors of UNISITS entered into an Acting in Concert Agreement, pursuant to which the Group Company has the right to make decisions on the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group Company and UNISITS’s financial statements have been included in the Company’s consolidated financial statements since September 8, 2009 in accordance with ASC 810-10-15-3, Consolidation of Entities through Majority of Voting Interest.

The Group Company’s 30.85% equity interest purchase has been accounted in accordance with ASC 810-10-45-23. Accordingly, the Group Company’s purchase of additional equity interest ownership in UNISITS’s interest while the Group Company retains its controlling financial interest in UNISITS has been accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income. The carrying amount of the non-controlling interest has been adjusted to reflect the change in its ownership interest in the subsidiary (UNISITS). Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted has been recognized in equity attributable to the Group.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5.	LONG-TERM INVESTMENTS

The Company had the following long-term investments accounted under the equity method and cost method :

		September
		30, 2010
Type	Invested Entity	Equity
		Investment
		Ownership
Equity	GanSu Ziguang Intelligent Transportation and Control, or Gansu	33.33%
Equity	ShanXi Ziguang Trans Technology Co., Ltd., or Shanxi	49.00%
Equity	Beijing Chinacommunications UNISPlendour TECHNOLOGY Co., or ZJUNIS	30.00%
Equity	Beijing Optic Times Technology Co., Ltd., or BOTTC	23.17%
Equity	ChongQing JiaoKai Information Technology Co., Ltd., or CQJK	49.00%
Cost	ShanDong Hi-speed Information Engineering Co., Ltd., or Shandong	5.00%
Cost	BeiJing Ziguang Youma Technology Co., Ltd., or ZGYM	15.00%
Cost	ChongQing QianFang Industrial Development Ltd., or CQQF	10.00%

Equity and cost investments in affiliates as of September 30, 2010 consisted of the following:

Type	Invested Entity	Beginning Equity Investment Basis 12/31/2009	Purchase of Investments	Proportional Share of the Equity- Accounted Affiliate’s Net Income	Dividends	Foreign Currency Translation Adjustment	Ending Equity Investment Basis 9/30/2010
Equity	Gansu	$7,261,227		77,616	(698,530)	149,863	6,790,176
Equity	Shanxi	204,971		(6,890)	(22,006)	4,070	180,145
Equity	ZJUNIS	207,168		(148,688)	(60,089)	1609
Equity	BOTTC	185,784		(62,030)	(52,019)	2,703	74,438
Equity	CQJK	35,942				734	36,676
Cost	Shandong	110,025				2,250	112,275
Cost	ZGYM	22,005				450	22,455
Cost	CQQF		748,500				748,500
Total		$8,027,122	748,500	(139,992)	(832,644)	$161,679	7,964,665

As of September 30, 2010, the Company had received dividends approximately $112,000, and approximately $721,000 of the balance of dividends receivable had not been received.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

6.	STOCK-BASED COMPENSATION

Stock Warrants

On November 30, 2007, the Company issued warrants to CCG Investor Relations Partners LLC, or CCG, to purchase 50,000 shares of the Company’s common stock in exchange for CCG’s investor relations services, with an exercise price of $5.00 per share. These warrants will expire on November 29, 2010. The fair market value of these warrants was $200,105 and recorded as an increase in Selling, General, and Administrative expenses and Additional Paid-in Capital at the date of grant. The fair market value was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC 718, Compensation-Stock Compensation, using the following assumptions: expected dividend yield 0%, risk-free interest rate of 3.08%, volatility of 148%, and an expected term of three years. As of September 30, 2010, all of the warrants had been exercised.

A summary of stock warrants for the quarter ended September 30, 2010 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Warrants	Shares	Exercise Price	(Months)	Value
Outstanding at January 1, 2010	55,555	$1.80	52	353,885
Granted	-	-	-
Exercised or converted	50,000	1.80	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2010	5,555	$1.80	43	$25,386
Exercisable at September 30, 2010	5,555	$1.80	43	$25,386

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

On April 29, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan, or the Plan, which was subsequently approved by shareholders at the Company’s 2009 Annual Shareholder Meeting on May 29, 2009. Under the Plan, the Company issued the following stock options:

  On June 1, 2009, the Board granted an employee 30,000 stock options with an exercise price of $5.09, which was the closing price per share of the Company’s common stock as reported on the NASDAQ Stock Market on such date. The options have a term of five years and expire on June 1, 2014. The options vest in equal installments on a semi-annual basis over a three-year period. On the same date, the Board of Directors voted to adjust the exercise prices of the stock options which were granted on May 1, 2008 and September 28, 2008 to Messrs Trien, Chen and Lin to $5.09 per share and replaced the stock options granted on January 7, 2008 to Mr. Mao with 150,000 shares of restricted stocks. The incremental compensation cost of the re-priced options and replaced restricted stocks was $27,000, with totaling $8,507 recognized as compensation cost at the date of re-pricing.

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

The Company recorded compensation expense of $1,266,117 and $181,940 during the nine months ended September 30, 2010 and 2009, respectively, in connection with the stock options provided above.

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

	Nine months ended	Year ended December
	September 30, 2010	31, 2009
Risk-free interest rate	1.4%	1.50% - 1.65%
Expected life (year)	3.5	3.5 – 4.5
Expected volatility	49%	65% - 82%
Weighted average fair value per option	$2.2	$3.16

A summary of stock options transactions during the nine months ended September 30, 2010 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Options	Shares	Exercise Price	(Months)	Value
Outstanding at January 1, 2010	2,025,600	$7.50	45	2,437,788
Granted	30,000	6.03	36
Exercised or converted	-	-	-
Forfeited or expired	(54,000)	7.69	-
Outstanding at September 30, 2010	2,001,600	$7.49	48	$1,119,300
Non-vested at September 30, 2010	1,794,100	$7.57	49	$219,800
Exercisable at September 30, 2010	207,500	$5.12	35	$899,500

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $6.37 and $8.17 as of September 30, 2010 and December 31, 2009, respectively, which would have been received by the option holders had all warrant holders exercised their warrant awards as of that date. No options were exercised during the nine months ended September 30, 2010.

The following table details the Company’s non-vested share awards activity:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Balance at December 31, 2009	1,883,100	$7.51
Granted	30,000	6.03
Vested	(65,000)	5.09
Cancelled or Forfeited	(54,000)	7.69
Balance at September 30, 2010	1,794,100	$7.57

The weighted-average grant-date fair value of non-vested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. As of September 30, 2010, total unrecognized compensation costs related to unvested stock options was approximately $4,551,000. Unvested stock options are expected to be recognized over a weighted average period of 3.05 years.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

7.	EQUITY TRANSACTIONS

On February 21, 2010, the Company entered into a Securities Purchase Agreement with SAIF Partners III L.P., pursuant to which the Company sold a total of 1,564,945 shares of common stock, par value $0.001 per share for an aggregate purchase price of $10,000,000. The shares were priced at $6.39 per share.

On April 14, 2010, the Company issued a total of 1,161,931 shares of common stock pursuant to the Equity Transfer Agreements entered with the Transferors of UNISITS on March 22, 2010. There were 464,769 shares, which is 40% of the total shares issued to the Transferors were delivered to the Transferors and the remaining 697,162 shares were held in escrow according to the Equity Transfer Agreements.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits. The Company had no unrecognized tax benefits as of September 30, 2010 and 2009. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the nine months ended September 30, 2010.

The Company, through its subsidiaries, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of approximately $15,000,000 as of September 30, 2010 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of approximately $4,600,000 due to uncertainty of its realization.

For the nine months ended September 30, 2010 and 2009, income tax expenses were as follows:

Nine Months Ended September 30,
	2010				2009
	Domestic			Foreign	Domestic		Foreign
	Federal		State	China	Federal	State	China
Current		$		1,443,956			$109,946
Deferred				4,058
		$		1,448,014			109,946

The Group Company, Zhangcheng Media, Xinjiang Zhangcheng, and Dajian Zhitong are subject to a tax rate of 25% on the taxable net income for PRC income tax purposes under the new Enterprise Tax Law in 2009. PKU, China TranWiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS are subject to a tax rate of 15% on the taxable net income for PRC income tax purposes in 2010. Beijing Tian Hao, Beijing Zhangcheng and Shanghai Yootu qualify as “new or high-technology enterprise” located in High-Tech Zones in Beijing and Shanghai, respectively, and are entitled to tax exemptions or preferential tax rates on the taxable net income for PRC income tax purposes in 2010. Henan UNISITS is subject to a special rate of 2.5% of its taxable income in 2010.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2010 and December 31, 2009 were as follows:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

8.	INCOME TAXES (Continued)
		Deferred Tax Assets
		Net operating loss	Valuation	Net deferred tax
		carryforwards	allowance	assets
	September 30, 2010:
	Foreign:
	In RMB	¥168,151	¥-	¥168,151
	Exchange rate	0.1497	0.1497
	In USD	$25,172	$-	$25,172
	Domestic :
	In USD	$4,600,000	$(4,600,000)	$-
	December 31, 2009:
	Foreign:
	In RMB	¥195,740	¥-	¥195,740
	Exchange rate	0.1467	0.1467
	In USD	$28,715	$-	$28,715
	Domestic :
	In USD	$4,600,000	$(4,600,000)	$-

9.	EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to CTFO	$4,250,564	$3,975,277	$9,619,520	$8,223,606
Basic earnings per share:

Basic weighted average share outstanding	25,257,569	22,333,000	24,440,253	22,245,288
Basic earnings per common share	$0.17	$0.18	$0.39	$0.37

Diluted earnings per share:
Basic weighted average share outstanding	25,257,569	22,333,000	24,440,253	22,245,288
Effect of dilutive stock options and warrants	60,901	246,496	63,968	240,636

Diluted weighted average shares outstanding	25,318,470	22,579,496	24,504,221	22,485,924
Diluted earnings per common share	$0.17	$0.18	$0.39	$0.37

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

10.	CONCENTRATION OF RISK

Cash

The Company maintains cash in US dollar in two commercial banks located in California. Up to $250,000 of the balance in each bank was insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of September 30, 2010 and December 31, 2009, uninsured balances totaled $594,518 and $1,901,266, respectively.

Major Customers

The Company had one and nil major customers that each represented 10% or more of the Company’s total net sales during the nine months ended September 30, 2010 and 2009, respectively. Total net sales was $8,670,966 for the nine months ended September 30, 2010, and related accounts receivable balance was $1,914,529 as of September 30, 2010 .

11.	SUBSEQUENT EVENTS

On October 19, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Shiji Yingli Science and Technology Co., Ltd., or Shiji Yingli, whereby Shiji Yingli agreed, to contribute RMB 9.6 million (approximately $1.4 million) in cash and RMB 44.6 million (approximately $6.6 million) in intangible assets (mostly technology and intellectual property owned by Shiji Yingli) into the Group Company’s wholly owned subsidiary, Beijing Zhangcheng, in exchange for a 49% equity interest in Beijing Zhangcheng. Following this transaction, the Group Company will retain a 51% majority ownership of Beijing Zhangcheng while Shiji Yingli will own the remaining 49% equity interest.

On October 21, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Marine Communication & Information Co., Ltd., or Beijing Marine, and Zhongyuan Credit Guarantee Co., Ltd., or Zhongyuan Credit, whereby Zhongyuan Credit agreed, to contribute RMB 30 million (approximately $4.38 million) in cash into the Group Company’s majority-owned subsidiary, China TranWiseway in exchange for a 30% equity interest in China TranWiseway. Following this transaction, the Group Company will retain a 55% majority ownership of China TranWiseway while Beijing Marine and Zhongyuan Credit will own 15% and 30% equity interest in China TranWiseway, respectively.

The Company has evaluated subsequent events through the date the financial statements were issued. Management does not believe there were any other subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

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

  “BVI” refers to the British Virgin Islands;

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

Overview of Our Business

We are a leading provider of end-to-end intelligent transportation comprehensive solutions and traffic information based service in China. Our goal is to become the largest provider of transportation information products and related comprehensive technology solutions in China, as well as the largest Chinese operator and provider of real-time transportation information to consumers. Substantially all of our operations are conducted through our VIE Entities that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIE Entities, we are involved in developing multiple applications in transportation, digital city, and land and resource filling systems based on Geographic Information Systems, or GIS, technologies which are used to service the public sector.

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

  TransPLE Passenger Flow Statistic,

  Detecting and Analysis System,

  Palmcity Navigation Engine,

  Comprehensive Location Based Service Platform,

  Digital City, and

  2-D and 3-D GIS.

We also offer full range solutions of transportation oriented GIS, or GIS-T, covering transportation planning, design, construction, maintenance and operation.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third quarter of 2010, which resulted in continued growth in our revenues. The transportation information industry in China is in the process of rapid and continuous development with a continuous increase of the Chinese government’s and public’s demand for advanced transportation information products and services to support more effective and efficient transportation networks in China. This trend is supported by the growing amount of governmental spending in the transportation sector. We believe this trend will continue to result in the growth in sales of our transportation products and services.

The following are some financial highlights for the third quarter of 2010:

  Net sales – Our net sales were approximately $35.04 million for the third quarter of 2010, an increase of 82.83% from the same quarter of prior year.

  Gross Margin – Gross margin was 30.16% for the third quarter of 2010, as compared to 38.38% for the same period in 2009.

  Operating Profit – Operating profit was approximately $5.15 million for the third quarter of 2010, an increase of 20.93% from $4.26 million of the same quarter of prior year.

  Net Income – Net income was approximately $4.25 million for the third quarter of 2010, an increase of 6.93% from the same quarter of prior year.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we consider our estimates on revenue recognition, vendor allowances, amortization of intangibles, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended September 30, 2010.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

Recent Development

On October 31, 2010, Mr. Zhihai Mao resigned as our Chief Financial Officer, effective immediately. Mr. Mao's resignation was not in connection with any known disagreement with us on any matter. As a result of the resignation of Mr. Mao, his employment agreement with us, dated November 27, 2007, and the restricted shares grant agreement with us, dated June 1, 2010, were terminated, effective on October 31, 2010. On the same date, our Board of Directors appointed Ms. Danxia Huang, our Vice President of Operations and Director, to serve as our Interim Chief Financial Officer, effective immediately upon Mr. Mao's resignation, until a successor is named. Mr. Mao will serve as our consultant during this transition period. Please see our Current Report on Form 8-K filed with the SEC on November 4, 2010 for more information.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		% of		% of
	Amount	Net Sales	Amount	Net Sales
Net sales	$35,039,549	100.00%	$19,165,553	100.00%
Cost of sales	24,470,292	69.84%	11,809,948	61.62%
Gross profit	10,569,257	30.16%	7,355,605	38.38%
Selling, general and administrative expenses	5,420,039	15.47%	3,097,483	16.16%
Income from operations	5,149,218	14.70%	4,258,122	22.22%
Non-operating income (expense)	439,167	1.25%	218,133	1.14%
Income before income taxes, non-controlling interests, and gain on equity investment in affiliates	5,588,385	15.95%	4,476,255	23.36%
Income taxes	608,191	1.74%	85,864	0.45%
Net income before non-controlling interests and gain on equity investments in affiliates net income	4,980,194	14.21%	4,390,391	22.91%
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	161,597	0.46%	-	-
Net income before non-controlling interests	5,141791	14.67%	4,390,391	22.91%
Non-controlling interests in net income of subsidiary	891,227	2.54%	415,114	2.17%
Net income	$4,250,564	12.13%	$3,975,277	20.74%

Net Sales – Our net sales are generated from sales of our products. Net sales increased by $15.88 million, or 82.83%, to $35.04 million for the three months ended September 30, 2010, from $19.17 million during the same period of 2009. Approximately 79.09% of this increase is attributable to the increase in transportation revenue mainly resulted from our expanded business as a result of the acquisition of Beijing UNISITS Technology Co. Ltd., or UNISITS and accordingly, the consolidation of UNISITS financial results. UNISITS contributed approximately $21.77 million sales during the three months ended September 30, 2010 as compared to $7.85 million during the same period of 2009.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
		% of Net		% of Net
	Net Sales	Sales	Net Sales	Sales
Transportation	$29,936,621	85.44%	$17,385,968	90.71%
Digital City	2,107,790	6.02%	778,009	4.06%
Land and resources	2,186,190	6.24%	984,527	5.14%
Other	808,947	2.31%	17,049	0.09%
Net sales	$35,039,549	100.00%	$19,165,553	100.00%

Gross Profit – Our gross profit is equal to the difference between our revenues and cost of sales. Our gross profit increased approximately $3.21 million, or 43.69%, to approximately $10.57 million for the three months ended September 30, 2010, from approximately $7.36 million during the same period of 2009. Gross profit as a percentage of net sales was 30.16% for the three months ended September 30, 2010, a decrease of 8.22% from 38.38% during the same period of 2009. Our gross profit increase was mainly attributable to the increase of sales during the three months ended September 30, 2010 in general. However, our gross profit increase underperformed our revenue increase from the same period of 2009 to 2010 by about 39.26%, which was mainly due to the inclusion of the financials of UNISITS whose sales generally involve more hardware components and have much lower margin than our legacy business during the three months ended September 30, 2010.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $2.32 million, or 74.98%, to $5.42 million for the three months ended September 30, 2010, from $3.10 million during the same period of 2009. The increase is due to the following:

  Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.07 million, or 12.50%, to $0.63 million for the three months ended September 30, 2010, from $0.56 million during the same period of 2009. As a percentage of revenues, selling expenses decreased to 1.79% for the three months ended September 30, 2010, from 2.93% during the same period of 2009. The increase of selling expenses was mainly attributable to our expanded operations and increased sales volume as well as the enhanced marketing activities for the three months ended September 30, 2010.

  Our general and administrative expenses were approximately $4.79 million (13.68% of total sales) and approximately $2.54 million (13.23% of total sales) for the three months ended September 30, 2010 and 2009, respectively. The increase of administrative expenses was mainly attributable to the increase of staffing, enhanced research and development efforts as well as more professional expenses associated with being a public company.

Income Taxes – For the three months ended September 30, 2010, we recognized income tax expense of $0.61 million and effective tax rate of 10.88% while in the same period of 2009, we recognized income tax benefits of $0.09 million and effective tax rate of 1.92% . The increase in the income tax expense mainly resulted from the increased taxable income of UNISITS during the three months ended September 30, 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$83,972,930	100.00%		$35,256,869	100.00%
Cost of sales	55,288,528	65.84%		19,896,690	56.43%
Gross profit	28,684,402	34.16%		15,360,179	43.57%
Selling, general and administrative expenses	15,287,215	18.20%		6,797,818	19.28%
Income from operations	13,397,187	15.96%		8,562,361	24.29%
Non-operating income (expense)	991,979	1.18%		286,779	0.81%
Income before income taxes, non-controlling interests, and gain on equity investment in affiliates	14,389,166	17.14%		8,849,140	25.10%
Income taxes	1,448,014	1.72%		109,946	0.31%
Net income before non-controlling interests and gain on equity investments in affiliates	12,941,152	15.42%		8,739,194	24.79%
Loss on equity investments in affiliates due to proportional shares of the affiliates net income	(139,992)	(0.17%	)	-	-
Net income before non-controlling interests	12,801,160	15.25%		8,739,194	24.79%
Non-controlling interests in net income of subsidiary	3,181,640	3.79%		515,588	1.46%
Net income	$9,619,520	11.46%		$8,223,606	23.33%

Net Sales – Net sales increased by $48.71 million, or 138.17%, to $83.97 million for the nine months ended September 30, 2010, from $35.26 million during the same period of 2009. Approximately 99.21% of this increase is attributable to the increase in transportation revenue mainly resulted from our expanded business and acquisition of UNISITS. UNISITS contributed approximately $54.23 million sales during the nine months ended September 30, 2010 as compared to $7.85 million during the same period of 2009. Our digital city business decreased by $2.13 million to $3.28 million for the nine months ended September 30, 2010, from $5.41 million during the same period of 2009. The decrease was mainly due to the fact that we no longer focus in this area of business.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Transportation	$76,990,102	91.68%	$28,658,001	81.28%
Digital City	3,277,675	3.90%	5,410,966	15.35%
Land and resources	2,360,231	2.81%	1,092,385	3.10%
Other	1,344,922	1.60%	95,518	0.27%
Net sales	$83,972,930	100.00%	$35,256,869	100.00%

Gross Profit – Our gross profit increased approximately $13.32 million, or 86.75%, to approximately $28.68 million for the nine months ended September 30, 2010, from approximately $15.36 million during the same period of 2009. Gross profit as a percentage of net sales was 34.16% for the nine months ended September 30, 2010, a decrease of 9.41% from 43.57% during the same period of 2009. Our gross profit increase was mainly attributable to the increase of sales during the nine months ended September 30, 2010 in general. However, our gross profit increase underperformed our revenue increase from 2009 to 2010 by about 51.43%, which was mainly due to the inclusion of the financials of UNISITS whose sales generally involve more hardware components and have much lower margin than our legacy business during the nine months ended September 30, 2010.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $8.49 million, or 124.88%, to $15.29 million for the nine months ended September 30, 2010, from $6.80 million during the same period of 2009. The increase is due to the following:

  Our selling expenses increased approximately $0.61million, or 49.59%, to $1.84 million for the nine months ended September 30, 2010, from $1.23 million during the same period of 2009. As a percentage of revenues, selling expenses decreased to 2.20% for the nine months ended September 30, 2010, from 3.49% during the same period of 2009. The increase of selling expenses was mainly attributable to our expanded operations and increased sales volume as well as the enhanced marketing activities for the nine months ended September 30, 2010.

  Our general and administrative expenses were approximately $13.44 million (16.01% of total sales) and approximately $5.57 million (15.79% of total sales) for the nine months ended September 30, 2010 and 2009, respectively. The increase of general and administrative expenses was mainly attributable to the increase of staffing, enhanced research and development efforts as well as more professional expenses associated with being a public company.

Income Taxes – For the nine months ended September 30, 2010, we recognized income tax expense of $1.45 million and effective tax rate of 10.06% while in the same period of 2009, we recognized income tax expense of $0.11 million and effective tax rate of 1.24% .The increase in the income tax expense mainly resulted from the increased taxable net income of UNISITS during the nine months ended September 30, 2010.

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

As of September 30, 2010, we had cash and cash equivalents (excluding restricted cash) of approximately $21.96 million and restricted cash of approximately $3.28 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Nine Months Ended September 30,
	2010	2009
Net cash (used in) operating activities	$(12,899,069)	$(2,853,585)
Net cash (used in) provided by investing activities	(3,781,476)	2,835,094
Net cash provided by financing activities	10,786,901	5,381,641
Effect of foreign currency translation	451,713	(359,741)
Net (decrease) increase in cash and cash equivalents	$(5,441,931)	$5,003,409

Operating Activities

Net cash used in operating activities was approximately $12.90 million for the nine-month period ended September 30, 2010, while for the same period of 2009, we had approximately $2.85 million net cash used in operating activities. The increase of the cash used in operating activities was mainly attributable to the increase of accounts receivable, which was mainly due to the increase in sales and slow seasonal collections during the nine months of 2010. We also experienced the increase in other receivable, which consists mainly of contract bidding and performance bonds that we put into escrow accounts set up by our customers for contract bidding and performance purposes. Such increases were in correlation to the increase of our sales and also negatively impacted our cash from operations. We also had an increase in prepaid expenses, which was resulted from more equipment purchases related to our projects. In addition, we had the decrease in billings in excess of costs and estimated earnings on incomplete contracts, which also negatively impacted the cash flow from operations for the nine months ended September 30, 2010 compared to the same period of 2009.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property and equipment, as well as intangible assets.

Net cash used in investing activities for the nine-month period ended September 30, 2010 was approximately $3.78 million, which is an increase of approximately $6.62 million from net cash provided by investing activities of approximately $2.84 million for the same period of 2009. The increase of the cash used in investing activities was mainly due to the fact that we acquired more equipment and intangible assets and increased investment in our affiliate, ChongQing QianFang Industrial Co., Ltd. during the nine months of 2010 as compared to the same period of 2009.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2010 was approximately $10.79 million, while for the same period of 2009 we had approximately $5.38 million net cash provided by financing activities. Such change was mainly attributable to the proceeds of the securities offering of $10 million to SAIF Partners III L.P. during the first quarter of 2010.

Financing Agreements – On June 21, 2010, our VIE Entity, Beijing PKU Chinafront High Technology Co., Ltd., or PKU, entered into a short-term loan agreement with Bank of Beijing, Zhongguancun Branch, or Bank of Beijing, pursuant to which Bank of Beijing has agreed to loan to PKU RMB 30 million (approximately $4.49 million) as working capital. The loan has an annual interest rate based on the benchmark interest rate as of the date of the first withdrawal of the principal and the interests must be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but can be renewed upon the written consent by Bank of Beijing. Under the terms of the loan agreement, PKU is subject to customary affirmative and negative covenants. The loan may be accelerated and Bank of Beijing may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy. As of September 30, 2010, principal amount of approximately $4.49 million was outstanding. There are no financial covenant requirements under this short-term loan agreement. We expect to renew the loan upon expiration.

On September 29, 2009, PKU entered into a one-year short-term loan agreement with Huaxia Bank, Zhichunlu Branch, or Huaxia Bank, pursuant to which Huaxia Bank has agreed to loan to PKU RMB 30 million (approximately $4.49 million) for working capital purposes. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time. Interest is payable on a monthly basis commencing October 20, 2009. The term of the loan was extended on September 15, 2010 for six more months. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and Huaxia Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. As of September 30, 2010, principal amount of approximately $4.49 million was outstanding. There are no financial covenant requirements under this short-term loan agreement. We expect to renew the loan upon expiration.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and interim chief financial officer, Mr. Shudong Xia and Ms. Danxia Huang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Ms. Danxia Huang concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED.]

ITEM 5. OTHER INFORMATION.

On September 15, 2010, PKU extended the term of the RMB 30 million loan (approximately $4.49 million) from Huaxia Bank for another six months. The loan has an initial annual interest rate of 5.31%, which is floating based on interest rates determined by the People’s Bank of China from time to time. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and Huaxia Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. As of September 30, 2010, principal amount of approximately $4.49 million was outstanding. There are no financial covenant requirements under this short-term loan agreement. We expect to renew the loan upon expiration.

ITEM 6. EXHIBITS.

EXHIBITS.

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

DATED: November 12, 2010

CHINA TRANSINFO TECHNOLOGY CORP.

By: /s/ Shudong Xia
Shudong Xia
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Danxia Huang
Danxia Huang
Interim Chief Financial Officer
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