Form 10-K
period 2010-12-31
China TransInfo Technology Corp.
filed 2011-03-29
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes [_]         No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_]         No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]         No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [_]         No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [_]         No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]

Non-Accelerated Filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [_]         No [X]

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates(based upon the closing sale price of such shares as reported on the NASDAQ Global Market) was approximately $72.4 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 25,270,069 shares of the registrant’s common stock outstanding as of March 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA TRANSINFO TECHNOLOGY CORP.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2010

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

PART I

ITEM 1. BUSINESS.

Business Overview

We are a leading provider of end-to-end intelligent transportation systems (“ITS”) and related comprehensive technology solutions servicing the transportation industry in China. Our goal is to become the largest provider of intelligent transportation system products and related comprehensive technology solutions in China, as well as a major operator and provider of value-added ITS and location based services (“LBS”) to commercial clients and consumers in China. Substantially all of our operations are conducted through our VIE Entities that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIE Entities, we are involved in developing multiple applications in highway ITS, urban ITS, commercial vehicles ITS plus LBS, and in a lesser degree, in digital city, and land and resource filling systems based on Geographic Information Systems (“GIS”), technologies which are used to service both the public and private sector.

Our main focus is on providing end-to-end ITS solutions and related services to the transportation industry. Our major products and services can be divided into three categories, which include:

Intelligent Transportation System

  Transportation Planning Information System

  Electronic Toll Collection(ETC)

  Passenger Flow Statistic, Detecting and Analysis System (TransPLE)

  Traffic Information Integration and Exchange Platform

  Traffic Emergency Command Center

  Transportation Hub Comprehensive Management Information System

  Intelligent Traffic Management Platform

  Intelligent Parking System

  Traffic Flow Surveying Solutions

  GIS-T (Transportation) Middleware

  Highway Electronics & Machinery (E&M) System Solution

  UNISITS Highway Lightening and Energy Saving Product (UNIS-LCS)

  UNISITS Weigh-in-Motion System

Commercial Vehicle ITS plus LBS

  Commercial Vehicles Monitoring and Public Service Platform

  Commercial Vehicles Comprehensive Information Service Operation Platform

  Commercial Vehicles Terminal Products

  Taxi LED Advertisement Dynamic Display System

  Taxi LED GPS Monitoring and Coordinating System

Other Vehicle and Consumer ITS Applications

  Palmcity Telematics Service Platform

  Palmcity Real-time Traffic Information Terminal Software

  Palmcity Smart Phone Public Transport Information Service System

  Palmcity Website (http://www.palmcity.cn)

  Auto Energy-saving Analysis Service System

  D-TIPS Dynamic Transportation Information Processing and Prediction Service System

We also offer comprehensive solutions for transportation oriented GIS (“GIS-T”), covering transportation planning, design, construction, maintenance and operation.

History and Corporate Structure

Corporate History

We were originally incorporated in Nevada on August 3, 1998 under the name R & R Ranching, Inc. to breed bison. On December 10, 2003, we executed an agreement and plan of reorganization (the “Intra-Asia Agreement”) with Intra-Asia Entertainment Corporation, a Delaware corporation (“Intra-Asia Delaware”), whereby Intra-Asia Delaware became our wholly-owned subsidiary and we amended our articles of incorporation to change our name to “Intra-Asia Entertainment Corporation.” From the first half of 2006 until May 14, 2007 when we completed a reverse acquisition transaction with Cabowise International Ltd. (“Cabowise”), a BVI company, we were a shell company and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

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

On February 3, 2009, through our indirect Chinese subsidiaries, Oriental Intra-Asia and PKU, we entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., a company formed under Chinese law (the “Group Company”), pursuant to which we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the Group Company. In connection with the equity transfer, on February 3, 2009, we also entered into a series of contractual arrangements with relevant parties, which have given us contractual rights to control and manage the business of the Group Company and the Group Company’s subsidiaries (the “Restructuring”). As a result, we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the affiliated Group Company and accordingly, PKU and PKU’s subsidiaries became direct and indirect subsidiaries of the Group Company, which is wholly or majority owned by the Group Company shareholders who are all Chinese citizens. At the same time, through the contractual arrangements, we maintain substantial control over the VIE Entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. According to ASC 810, we are required to consolidate the VIE Entities into our financial statements because the contractual arrangement provides us with the risks and rewards associated with equity ownership, even though we do not own any of the outstanding equity interests in any of the VIE Entities. We are now able to engage in these three restricted business segments through the VIE Entities and derive the economic benefits that we would otherwise have as the owner of VIE Entities while still complying with PRC laws.

The following chart reflects our organizational structure as of the date of this report:

On October 19, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Shiji Yingli Science and Technology Co., Ltd. (“Shiji Yingli”) whereby Shiji Yingli agreed to contribute RMB 9.6 million (approximately $1.4 million) in cash and RMB 44.6 million (approximately $6.6 million) in intangible assets (mostly technology and intellectual property owned by Shiji Yingli) into the Group Company’s wholly owned subsidiary, Beijing Zhangcheng in exchange for a 49% equity interest in Beijing Zhangcheng. Pursuant to the approving procedure of Beijing Administration for Industry & Commerce (BAIC), we expect that the transaction will be completed by the end of March, 2011. Following this transaction, the Group Company will retain a 51% majority ownership of Beijing Zhangcheng while Shiji Yingli will own the rest 49% equity interest.

On October 21, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Marine Communication & Information Co., Ltd. (“Beijing Marine”) and Zhongyuan Credit Guarantee Co., Ltd.(“Zhongyuan Credit”) whereby Zhongyuan Credit agreed, to contribute RMB 30 million (approximately $4.38 million) in cash into the Group Company’s majority-owned subsidiary, China TranWiseway in exchange for a 30% equity interest in China TranWiseway. Pursuant to the approving procedure of Beijing Administration for Industry & Commerce (BAIC), we expect that the transaction will be completed by the end of March, 2011. Following this transaction, the Group Company will retain a 55% majority ownership of China TranWiseway while Beijing Marine and Zhongyuan Credit will own 15% and 30% equity interest in China TranWiseway, respectively.

Industry

Transportation in China

The Fast Development in Transportation Infrastructure

Over the past two decades, China has completed series of large-scale highway infrastructure projects. As a result, according to the Ministry of Transport of China, China now has the second largest highway network in the world with a total length of approximately 74,100 kilometers at the end of 2010 as per the National Economy and Society Development Statistic Announcement 2010. In addition, China has approximately 70% of the world’s toll highways according to the Highway Management Department of the Ministry of Transport. According to CI Consulting, the total mileage of urban rapid transit exceeded 813.7 kilometers as of 2009. According to the China International Capital Corporation (CICC) report in 2010, the public spending in urban rapid transit will exceed RMB 3 trillion in the next ten years. It is estimated that the total mileage of urban rapid transit projects in China will reach 7,395 kilometers by 2020, with annual investment of nearly RMB 270 billion from 2009 to 2020.

The Ministry of Transport of China is the country’s top transportation regulator. In December 2004, the Ministry of Transport announced a development plan for the Chinese national highway system. Under this plan, China will expand its highway network to 85,000 kilometers by 2020. After its completion, the Chinese national highway network will connect all provincial capitals and cities with population above five hundred thousand. Based on the plan, the total public spending in the national highway network will be about $294 billion from 2005 to 2020. From 2005 to 2010, the annual spending according to the plan is expected to be approximately $21 billion, from 2010 to 2020, the annual spending according to the plan is expected to be approximately $14.6 billion. According to the 11th 5-Year Economy and Society Development Achievement Report-- Transportation industry, China’s highway length is expected to reach 100,000 kilometers by 2015 (more than the 2004 Ministry of Transport expectation) and become the country with the largest highway network in the world.

The Fast Increase in Commercial Vehicles

China commercial vehicles have experienced rapid growth in the past five years. According to the National Statistic Yearbook 2009, the number of commercial vehicles in China has reached approximately 10.87 million at the end of 2009, increased from approximately 7.33 million at the end of 2005. Based on National Economy and Society Development Statistic Announcement 2010, the number of commercial vehicles has increased to approximately 12.63 million in 2010, of which about 80% are trucks and the rest are passenger vehicles. We expect that the number of commercial vehicles will continue to grow steadily in the future, with the annual growth rate of commercial vehicles correlated to the country’s national GDP growth. The fast growth in number of commercial vehicles on highway as well as the growing volume of logistics handled by the commercial vehicles is increasingly a challenge in transportation safety and efficiency. According to the Ministry of Transport of China, approximately 80% of serious traffic accidents are caused by commercial vehicles and approximately 37% of commercial vehicles running on the road are not loaded with carry-ons. From 2004 to 2009, the logistic cost increased to above 10% annually.

The Fast Increase in Consumer Vehicles

China has a population of about 1.33 billion, which accounts for about 20% of the world’s population and makes it the most populous country in the world. With rapid economic development and urbanization, car ownership has increased dramatically, leading to unprecedented transportation challenges in many cities of China. According to China’s Traffic Management Bureau of the Ministry of Public Security, China had roughly 199 million motor vehicles as of September 2010. According to the National Economy and Society Development Statistic Announcement 2010, the number of private vehicles has reached approximately 65.39 million at the end of 2010, an increase of 25.3% over 2009. Private vehicles are estimated to increase at least 10% year over year in the next several years. In order to tackle the increasing traffic congestion, the Chinese government plans to improve transportation management using advanced information technology solutions. At the same time, motorists are also eager to have access to real time traffic information. The strong demand from both the private and public sectors is creating an unprecedented market opportunity for our transportation information products and services.

The Intelligent Transportation Systems Industry in China

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

China’s ITS industry is still at its early stage of development. Although China’s rapid economic growth over the past decade and accelerating urbanization have already resulted in significant development of its transportation infrastructure, China still has a big task to use nationwide transportation networks more efficiently and effectively. China began its ITS efforts in early 1990s with goals to enhance transportation management efficiency, to improve network throughput, and to reduce the negative effect of transportation bottleneck exerted on the economy and environment. Given that China is ranked second in total highway length and first in total toll highway mileage in the world, a larger-scale, more advanced ITS is needed. The increasing urban and highway traffic density also drives continued development of ITS applications in communication and planning. As more urban and highway ITS gets deployed, the ITS market will start to see growing demand in the service sector, focusing on specialized information solutions and value-added information services that meet the needs from both businesses and consumers of transportation. The urban ITS market is still at an initial development stage, comparable to that of the highway ITS market 10 years ago. Overall, ITS is a large but fragmented market with great growth potential.

The Growing and Steady Public Spending in ITS Implementation

Despite being at an early stage of development, the overall demand for ITS products and services is very strong in China thanks to the rapid development in transportation infrastructure and increasing needs for ITS applications that manages transportation. The unique characteristics of China’s ITS industry mentioned above and the current low penetration level underscore the large market potential. As a result of this as well as the support promulgated by recent central government policies, investment in the ITS industry has been and will be increased significantly. The Ministry of Transport in November 2008 submitted its new budget to the Chinese central government, with the total investments in the transportation sector set at about $730 billion for the next 3 to 5 years. Even though currently there is no breakdown of ITS spending out of the $730 billion budget by the Ministry of Transport, we estimated that it would not be less than 5% of the total spending.

The Growing Value-Added ITS Service Market

Along with the fast deployment of ITS in China’s highway and cities, the large user base of ITS in both public and private section has a growing and large demand for a variety of value-added ITS applications and services, including but not limited to: real-time traffic information and dynamic navigation, intelligent parking, electronic toll collection, ITS plus location based services (LBS) applications to enhance commercial vehicle safety and fleet efficiency, traffic flow surveying, vehicle and pedestrian ITS plus LBS allocations. It will create a very large value-added ITS service market in China.

Our Growth Strategy

Our goal is to become the largest provider of intelligent transportation system products and related comprehensive technology solutions in China, as well as a major operator and provider of value-added ITS and LBS to commercial clients and consumers in China. Our strategy to achieve our objectives includes the following key elements:

Expand geographic footprint to cover all major markets in China

Based on our successful track record and reputation, we believe there are significant opportunities to grow revenues from our existing clients by winning follow-on contracts for subsequent phases of project implementation, and by capitalizing on our first mover advantage and higher cost for customers to switch to other vendors. In addition to our executive offices in Beijing, we have offices established in Shanghai, Chongqing, Taiyuan (Shanxi Province), Chengdu (Sichuan Province), Hangzhou (Zhejiang Province), Huhhot (Inner Mongolia), Urumqi (Xinjiang) Shijiazhuang (Hebei Province), Changsha (Hunan Province) and Guiyang (Guizhou Province) and Dalian (Liaoning Province). We currently provide our products and services in over twenty provinces in China. Our long-term plan is to manage our national operations through different offices and identify potential expansion opportunities.

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

Pursue strategic acquisitions to support strong growth

We will continue to use acquisitions in addition to organic growth effort to enable our geographic expansion, enhance our technological capabilities or competitive advantages, enrich product and service lines, provide recurring revenue opportunities and propel our expansion into high growth enterprise class markets.

Leverage existing capabilities

We plan to leverage our GIS-T strength with Beijing UNISITS Technology Co., Ltd. (“UNISITS”), to extend our competitive advantage in the highway ITS market. UNISITS is a leader in China’s intelligent transportation systems industry. UNISITS primarily provides traffic engineering E&M (electronic & machinery) systems for highways in China. Presently, UNISITS provides products and services in over 20 provinces with an accumulated coverage of over 8,000 kilometers of highway in China. We intend to leverage UNISITS technology and market channels to cover a larger addressable market. By leveraging UNISITS’ large presence in China’s highway market in addition to our leadership in the urban transportation market, we expect to better penetrate markets for our current products and services. We also expect that through UNISITS we will be able to tap into China’s highway real time traffic information services market, in conjunction with the opportunity to offer LBS provided to commercial vehicles.

Further penetrate the large China consumer market with new real-time traffic data solutions

We believe the Chinese consumer market represents a large growth opportunity for us. China has over 600 million cell phone users and over 180 million motor vehicles. The number of vehicles is expected to continue to grow. As a result, traffic congestion is becoming a serious concern in many Chinese cities. We provide real-time traffic information on our real-time traffic website. Our real-time traffic software for mobile devices is pre-installed in some cell phones and can also be downloaded from our website as well as from the website of China’s telecommunication companies. The increase of motorists in China as well as 3G deployment will enable Chinese consumers to make more use of their mobile devices and applications to obtain real-time traffic data and services.

Offering Value-Added ITS and LBS services to commercial vehicles

We plan to offer value-added ITS and LBS services to commercial vehicles, to enhance safety and fleet efficiency. By the end of 2009, there were more than 10 million commercial vehicles in China. Over the past several years, the number of commercial vehicles in China has been increasing at about 10% annually, which is about the same pace as the national GDP growth. We expect that China’s GDP will grow steadily in the forthcoming years, as such, we expect the number of commercial vehicles will increase steadily and creates a large service market for our value-added ITS and LBS applications.

Our Products and Services

Our core business is to develop the ITS service to the transportation industry utilizing GIS application software and technologies as well as other information technologies, and develop ITS related value-added applications and LBS applications to service the commercial and consumer sectors of transportation. We also develop GIS applications in Digital City and Land and Resource areas. When providing services to customers with GIS software applications, some of our customers required us to purchase the necessary hardware and provide system integration for them. Our major products and services include the followings:

ITS

Transportation Planning Information System

Our transportation planning information system is a software system utilized by traffic management authorities to plan roads and water transportation, safety monitoring and conduct strategic planning. The system enable comprehensive management of information and data required for traffic planning such as national economic data, road and waterway data and digital mapping data. The system provides planners with information on search tools, statistical analysis and models to serve planning and organizing needs. We have been providing this system to the Ministry of Transport of China for their nationwide transportation planning and analysis purposes.

Electronic Toll Collection

ETC is a technology that allows for electronic payment of tolls. An ETC system is able to determine if a car is registered in a toll payment program, alert enforcers on toll payment violations, and debit the participants account. With ETC, these transactions can be performed without the need for vehicles to stop or slow down. Our ETC system is operational in seven provinces as of the end of 2010.

Passenger Flow Statistic, Detecting and Analysis System

Our Passenger Flow Statistic, Detecting and Analysis System (“TransPLE”) mainly consists of one to eight laser scanners, cameras, statistics, detecting and analysis hosts. It provides seamless coverage and multi-level detecting and tracking of passenger flow by utilizing distributed multi-modal sensor networks that include several laser scanners and cameras. It is also applied to rendering the statistics of passenger flows when the channel width is over 10 meters. This product is often used by governmental agencies to optimize pedestrian flow configurations in transportation centers such as bus stations, metro stations, railway stations and airports and to improve public safety management through crowd control, emergency response and anti-terrorism activities. We have launched this system for commercial use and have been awarded several contracts in 2010, including service contracts for Dongzhimen Comprehensive Transport Hub Information Service Platform and passenger flow statistic service for Beijing Sihui metro station and Fuxingmen subway station.

Traffic Information Integration and Exchange Platform

Our Traffic Information Integration and Exchange Platform is based on GIS technology and establishes a unified standard information sharing platform, including Transportation Management Intelligent Platform, 110 Comprehensive Command Center, Police Comprehensive Information System and Digital City Management Information System. This platform provides full services in industry management, government decision-making, transportation company operations and public transportation and strengthening coordination among various transportation information systems. It helps improve industrial management and service quality. We provide this system to several municipal transportation authorities for their local transportation management purposes.

Traffic Emergency Command Center

Our Traffic Emergency Command Center integrates wireless and wired communication, integrates files, audios, videos and images, realizes information receiving, cases disposal, resources dispatching and comprehensive commanding with rapid reaction and high efficiency. It performs emergency information collection, information management, emergency response service, emergency management, and application analysis. As of December 31, 2010, this application was not yet launched.

Transportation Hub Comprehensive Management Information System

Our Transportation Hub Comprehensive Management Information System is the foundation for cargo and passenger transportation intelligent management. This system can accurately collect, analyze, store and transfer related information on a real time basis, such information includes information on truck flow, passenger flow, organization management information, dispatching information, loading and unloading information, transfer information and other supporting information services. This system can also provide, on a real time basis, information inquiry, retrieval, display and distribute for different management organization authorities. As of December 31, 2010, this application was not yet launched.

Intelligent Traffic Management Platform

Our intelligent traffic management platform is a comprehensive GIS based traffic management platform specifically developed for urban traffic command centers. This platform functions as an interface for all ITS subsystems and is an integral element for our intelligent traffic management system. The intelligent traffic management platform captures visual images from monitored roads, provides evidence of traffic violations at monitored intersections and records the number of vehicles passing through major urban entrances and exits, among other things. In 2008, we successfully provided real time traffic management solution based on the intelligent traffic management platform to serve the 2008 Olympic Game in Beijing. Since 2008, the system has been installed in other cities in China.

Intelligent Parking System

Our Intelligent Parking System (“IPS”), provides information of available parking spaces to drivers. Our system guides drivers in congested areas to the nearest parking facilities with available parking spaces and it guides drivers within parking facilities to empty spaces. IPS reduces time and fuel otherwise wasted while searching for empty spaces and helps the parking facilities operate more efficiently. We are one of the first companies in China deploying IPS to serve public and private sector clients.

Traffic Flow Surveying Solutions

We provide transportation management authorities at provincial and municipal levels with traffic flow monitoring solutions. These solutions include coil traffic flow detectors, microwave traffic flow detectors and video traffic flow detectors for base stations as well as traffic flow intelligent data centers. We have been selling this solution to multiple provinces in China.

GIS-T (Transportation) Middleware

Our GIS-T middleware is based on China’s mainstream traffic GIS platform. The user of our middleware can quickly establish its own application systems without significant customization. This product has strong applications in traffic information management, model analysis and visual expression. Our product supports efficient integration of various traffic information models and systems. GIS-T middleware has been widely utilized as technological foundation of many of our transportation information solutions designed for public sector clients.

Highway Electronics & Machinery (E&M) System Solution

Our highway E&M system solution consists of a communication system, a monitoring system and a toll fee system. The communication system is mainly composed of an optical fiber transition system, an optical comprehensive service access network system, and a digital programming control exchange system. The monitoring system is mainly composed of an information collection subsystem, a monitoring center and an information sub-system, that accurately and quickly assesses transportation situations. The toll system is composed of a toll center, a toll station and toll lanes. It enables accurate collection of toll. We sell this solution to over 20 provinces in China.

UNISITS Highway Lighting and Energy Saving Product (UNIS-LCS)

The UNISITS Lighting and Energy Saving system consists of an electric monitoring system, a blurry intelligent control system, power adjusting system, manual-automatic interactive control system, long-term control system and protection system. This system can automatically monitor voltage, detect factors and transportation parameters which affect lighting system, automatically adjust lighting output through advanced power electronic control, fuzzy control and micro-electronics control technologies, to realize an accurate and balanced adjustment for transportation lighting. We have been selling this solution to multiple provinces in China.

UNISITS Weigh-in-Motion System

The UNISITS Weigh-in-Motion System integrates Automatic Vehicle Identification (AVI) technology, Automatic Vehicle Classification (AVC) technology, Weigh-in-Motion (WIM) technology, and Data Acquisition and Processing (DAP) technology to realize the vehicle in motion identification function, vehicles weigh-in-motion function and other accurate vehicles in motion dynamic survey functions. The system has been applied to and integrated into our highway solutions provided to various governmental agencies.

Commercial Vehicle ITS plus LBS

Commercial Vehicles Monitoring and Public Service Platform

Our Commercial Vehicles Monitoring and Public Service Platform is designed to monitor, control, and manage passenger vehicles, freight vehicles and vehicles carrying hazardous goods. The platform has the following functional subsystems: the real-time monitoring and control subsystem, the accident alarm and processing subsystem, the safety control information release subsystem, key transportation data analysis subsystem, platform assessment and management subsystem. This platform has been utilized in multiple provinces as of December 31, 2010.

Commercial Vehicles Comprehensive Information Service Operation Platform

Our Commercial Vehicles Comprehensive Information Service Operation Platform is designed to serve transportation businesses and professional drivers. It consists of call center comprehensive service system, value-added service system, mobile phone system. The functions and features include vehicle navigation, vehicle status detecting, anti-theft, remote inspection, driving assistant, emergency rescue. This platform is comprised of a central hub and multiple local centers which are connected to each other. As of December 31, 2010, this application was not yet launched.

Commercial Vehicles Terminal Product

The product is a hardware terminal designed for commercial vehicles working with the Commercial Vehicles Monitoring and Public Service Platform and Commercial Vehicles Comprehensive Information Service Operation Platform.

It has functions of positioning, black box, driver ID verification, communication, speeding alarm, fatigue driving alarm and terminal error alert. The Terminal supports further upgrades in the future promulgated by us for other value-added service function. As of December 31, 2010, this application was not yet launched.

Taxi LED Advertisement Dynamic Display System

Our Taxi LED Advertisement Dynamic Display System is a highly integrated technological system operated with wireless satellite communication which can display the same advertisement content on LED screens through central hub. The system is used in the cities of Urumqi and Huhhot as of December 31, 2010.

Taxi LED GPS Monitoring and Coordinating System

Our Taxi LED GPS Monitoring and Coordinating System is a highly integrated technological system operated with wireless satellite communication. The system can be used to increase safety and oversight in the taxi industry as well as remote supervision and management of public transportation. The system is composed of a GPS monitoring management center, imbedded GIS, an information transmitting center and onboard monitoring terminal modules. The system platform provides taxi authorities with basic information such as the location of accidents, incident time and images from within a taxi. The system also allows for better coordination with emergency services. The system is being used in the cities of Huhhot as of December 31, 2010.

Other Vehicle and Consumer ITS Applications

Palmcity Telematics Service Platform

The Palmcity Telematics Service Platform provides basic driving and leisure information to passenger car users on a real time basis through the wireless network and navigation terminals installed on the vehicles. As of December 31, 2010, this application was not yet launched.

Palmcity Real-time Traffic Information Terminal Software

The product is a cell phone application to distribute real-time traffic information. It is operated through our dynamic traffic information system platform which integrates the traffic information engine with road maps. This system has been widely downloaded for free from our website by users.

Palmcity Smart Phone Public Transport Information Service System

The system is a platform which delivers dynamic public transportation information service to users through smart phones. As of December 31, 2010, this application was not yet launched.

Palmcity Website (http://www.palmcity.cn)

Palmcity website offers real time traffic information to the general public. Users could download the Palmcity cell phone traffic information application. The Palmcity website was launched on August 8, 2009.

Auto Energy-Saving Analysis Service System

Our Auto Energy-Saving Analysis Service System provides dynamic traffic information service and drivers behavior analysis services. The services are delivered through our Call-Centers and Personal Navigation Devices (PND) installed in the cars. The drivers’ behavior analysis service can help enhance driver performance to save energy and reduce emission. We had not officially launched the system and services to the market as of December 31, 2010.

D-TIPS Dynamic Transportation Information Processing and Prediction Service System

Our D-TIPS Dynamic Transportation Information Processing and Prediction Service System is based on floating car data collection technology. It collects data including location, direction and speed from floating vehicles which is equipped with GPS terminals, and processes those data to gather the traffic information reflected by floating car travel speed and travel time. It can also predict traffic information within next 2 hours. This system has been widely applied and integrated into our Palmcity products.

The Markets for Our Products and Services

We have been marketing and selling our products and services to the highway and urban intelligent transportation system markets within the public sectors in China, and to a lesser degree, in Digital City and Land and Resources. Having built a customer base over the years, our strategy in the public sectors is to deliver high quality products and also to provide ongoing services such as system maintenance and upgrades that may become necessary over time. In addition, the massive deployment of ITS and a large public and private user base will create a large service market for both commercial and consumer applications. We continue to penetrate our existing markets and believe that we can leverage our extensive experience to expand our product and service offering in the business and consumer markets.

ITS-Highway

Our specially designed systems process and store national highway network data and travelers’ information, such as highway information management systems, which perform functions of archiving and retrieving highway data and provide transportation analysis tools. Decision support, predictive information, and performance monitoring are some of ITS applications enabled by highway ITS information management systems. In addition, ITS information management systems can assist in transportation planning, research, and safety management. Our major clients in this area include the Ministry of Transport, traffic management bureaus, highway management bureaus, and municipal construction committees.

ITS-Urban

Key ITS applications for urban traffic management include incident management, signal control, traveler information, traffic surveillance, and intelligent parking indication system. Urban ITS is a combination of basic traffic data, electronic technology, wireless and wire communication technologies, which relies on computer and communication technologies to improve safety and efficiency of urban traffic networks. Traffic surveillance provides monitoring functions in the urban ITS. Most metropolitan areas use loop detectors for traffic surveillance, and many use closed circuit televisions. There are also other types of surveillance tools, such as radar, lasers, or video image processing equipments. The use of vehicles equipped with toll tags or global positioning systems as probes, to determine travel times and locations, is also growing in use. Incident management provides real time incident reporting functions in urban ITS, and it is commonly used by traffic management centers in large metropolitan areas and cities. In some large cities, such as Los Angeles, traffic signal control is also centralized in the traffic management center. In many situations, traffic signal control systems use traffic responsive signals to manage the traffic within urban areas. Such responsive signals can be single signals or a group of interconnected signals. Urban traffic management centers utilize all traffic condition information collected from their ITS to give feedbacks and suggestions to travelers. Such information can be provided directly to the public or to organizations who provide it to users through radio broadcast, internet, or other means. Some major types of traveler information include pre-trip information, en-route driver information, en-route transit information and route guidance.

Digital City

Digital City sector is designed to aid the Chinese government’s initiative to equip all major cities with broadband, wireless internet access, and information technology infrastructure. Many cities in China, especially in southern China, have experienced rapid economic developments since early 1990s. However, the construction of information infrastructures in these cities does not match their economy developments. We are one of the pioneers to develop the “Digital City” concept in China. We provide full range digital services to many cities in China with the model of “Planning-Construction-Operation”. We analyze different requirements of different regions or cities and design specific information technology systems based on unique requirements. Typical clients include local governments, public service departments and enterprises.

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

Our Intellectual Property

The following table illustrates the title of different copyrights and patents that we own, their registration numbers, first publication dates, issuance dates, and durations.

			First
	Certificate	Registration	Publication		Expiration
Copyright Title	Number	Number	Date	Issue Date	Date

Computer Software Copyright Registered Certificate (JTLWeb V1.0)	028661	2004SR10260	09.08.2004	10.21.2004	12.31.2054

Computer Software Copyright Registered Certificate (Land & Resources and House Affairs Information System V1.0)	027924	2004SR09523	06.15.2004	09.29.2004	12.31.2054

Computer Software Copyright Registered Certificate (GeoPad V1.0)	002827	2002SR2827	09.01.2002	09.24.2002	12.31.2052

Computer Software Copyright Registered Certificate (Command System of Meeting Urgent Need for Urban Public Emergencies V1.0)	009303	2003SR4212	05.10.2003	06.9.2003	12.31.2053

Computer Software Copyright Registered Certificate (GeoWeb V1.0)	006881	2003SR1790	09.05.2002	03.19.2003	12.31.2053

Computer Software Copyright Registered Certificate (EnvMonitor 1.0)	004358	2002SR4358	05.18.2002	12.6.2002	12.31.2052

Computer Software Copyright Registered Certificate (TranPlan 1.0) V1.0	003664	2002SR3664	06.18.2002	11.11.2002	12.31.2052

Computer Software Copyright Registered Certificate (e-Gov.Suite 1.0) V 1.0	000823	2002SR0823	05.23.2002	07.04.2002	12.31.2052

Computer Software Copyright Registered Certificate (Sm@rtOA 1.0) V 1.0	000824	2002SR0824	09.28.2001	07.04.2002	12.31.2052

Computer Software Copyright Registered Certificate (WebMap Engine) V 1.0	0009123	2001SR2190	07.08.2001	07.30.2001	12.31.2051

Computer Software Copyright Registered Certificate (Environment Geo V 1.0)	062877	2006SR15211	11.30.2005	10.31.2006	12.31.2056

Computer Software Copyright Registered Certificate (Environment Protection Emergency Conduct System V 1.0)	062879	2006SR15213	11.30.2005	10.31.2006	12.31.2056

Computer Software Copyright Registered Certificate (Land and Resources Files’ Collection System V 1.0)	063008	2006SR15342	06.30.2006	11.02.2006	12.31.2056

Computer Software Copyright Registered Certificate (Embed-3D-GIS V1.0)	071603	2007SR05608	01.30.2007	04.17.2007	12.31.2057

Computer Software Copyright Registered Certificate (Environment Protection Emergency Conduct System V 1.0)	063509	2006SR15843	04.30.2006	11.13.2006	12.31.2056

Computer Software Copyright Registered Certificate (Environment Information System V 1.0)	063510	2006SR15844	04.30.2006	11.13.2006	12.31.2056

Computer Software Copyright Registered Certificate (Land and Resources Information Management System V 1.0)	063508	2006SR15842	06.30.2006	11.13.2006	12.31.2056

Computer Software Copyright Registered Certificate (GeoWeb For Linux) V1.0	086634	2007SR20639	05.10.2007	12.24.2007	12.31.2057

Computer Software Copyright Registered Certificate (Water Carriage Information System) V1.0	BJ10658	2008SRBJ0352	06.25.2006	02.03.2008	12.31.2058

Computer Software Copyright Registered Certificate (Intelligent Parking Guide System) V1.0	BJ10662	2008SRBJ0356	06.30.2007	02.03.2008	12.31.2058

Computer Software Copyright Registered Certificate (Urban Geological Information Management and Services System) V1.0	BJ10679	2008SRBJ0373	10.10.2007	02.03.2008	12.31.2058

Computer Software Copyright Registered Certificate (Exploiter Navigation Software V1.0)	BJ10485	2008SRBJ0179	11.20.2007	01.16.2008	12.31.2058

Computer Software Copyright Registered Certificate (Location Services Platform System V 1.0)	088919	2008SR01740	11.15.2007	01.24.2008	12.31.2058

Computer Software Copyright Registered Certificate (Taxi Security Alarm System Certificate V1.0)	BJ16618	2008SRBJ6312	11.22.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (City One Card Solution Consumption Real Time Transaction System) V1.0	BJ16638	2008SRBJ6332	09.12.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Taxi Monitoring Management System V1.0)	BJ16626	2008SRBJ6320	11.18.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Taxi Calling System V1.0)	BJ16653	2008SRBJ6347	09.18.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Advertisement Contract Management System V1.0)	BJ16612	2008SRBJ6306	10.21.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Advertisement Business Information Processing System V1.0)	BJ16639	2008SRBJ6333	09.26.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Media Call Center Business Management System V1.0)	BJ16620	2008SRBJ6314	10.27.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Real Time Information Broadcasting System V1.0)	BJ16615	2008SRBJ6309	09.30.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Electronic Project Management System V1.0)	BJ16795	2008SRBJ6489	10.20.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Data Collection System V1.0)	BJ16796	2008SRBJ6490	09.18.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Employee Information Management System V1.0)	BJ16809	2008SRBJ6503	11.20.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Digitalization Assets Management System V1.0)	BJ16797	2008SRBJ6491	06.10.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Logistics Information System V1.0)	BJ16793	2008SRBJ6487	01.20.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Students Archive Management System V1.0)	BJ16808	2008SRBJ6502	12.10.2007	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Product Selling Monitoring System V1.0)	BJ16792	2008SRBJ6486	01.20.2007	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (E-business Shopping System V1.0)	BJ16794	2008SRBJ6488	08.16.2007	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Expressway ETC System V1.0)	BJ16694	2008SRBJ6388	10.30.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (GIS-T Expressway Equipment Management System V1.0)	BJ16771	2008SRBJ6465	10.21.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Highway Data Collection and Distribution System V1.0)	BJ16770	2008SRBJ6464	10.29.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Highway Transportation Indication System V1.0)	BJ16769	2008SRBJ6463	08.20.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Expressway Emergency Command and Monitoring System V1.0)	BJ16699	2008SRBJ6393	09.10.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Traffic Information Service System V1.0)	BJ16751	2008SRBJ6445	10.22.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Urban Intelligent Traffic Management System V1.0)	BJ16906	2008SRBJ6600	12.20.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Urban Traffic Information Decision-making and Analysis System V1.0)	BJ16926	2008SRBJ6620	11.18.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Appropriative GIS V1.0)	BJ16928	2008SRBJ6622	12.10.2007	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Highway Information Total Solution and Decision-analysis System V1.0)	BJ16927	2008SRBJ6621	05.18.2007	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Red Light Violation Snapshot System V1.0)	BJ16905	2008SRBJ6599	09.20.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Highway Vehicles Intelligent Testing and Recording System V1.0)	BJ16876	2008SRBJ6570	11.20.2007	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Public Sanitation Quality Monitoring and Alarm System V1.0)	BJ16457	2008SRBJ6151	10.30.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Human Resource Management System V1.0)	BJ16428	2008SRBJ6122	10.20.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Local Sanitation Information Platform V1.0)	BJ16450	2008SRBJ6144	10.10.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Management Competition Imitation Platform V1.0)	BJ16424	2008SRBJ6118	10.14.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Disabled Association Job Information Management System V1.0)	BJ16473	2008SRBJ6167	09.08.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Message Service Platform V1.0)	BJ16423	2008SRBJ6117	09.30.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Telecom Value-added Service System V1.0)	BJ16422	2008SRBJ6116	10.25.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Emergency Command and Prevention System V1.0)	BJ16472	2008SRBJ6166	10.22.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Palmcity WebGIS Engine V1.0)	BJ16589	2008SRBJ6283	04.10.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Mobile Map Software V1.0)	BJ16591	2008SRBJ6285	05.10.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Multiple-source Traffic Information Integration System V1.0)	BJ16629	2008SRBJ6323	08.26.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Palmcity Traffic information collection System V1.0)	BJ16605	2008SRBJ6299	10.30.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (PalmCity Floating Car Data Processing System V1.0)	BJ16628	2008SRBJ6322	05.30.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (PalmCity Information Exchange Platform V1.0)	BJ16631	2008SRBJ6325	06.21.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (PalmCity In-car PND Comprehensive Information System V1.0)	BJ16617	2008SRBJ6311	10.31.2007	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Super GIS Data Comprehensive Integration System V1.0)	BJ16604	2008SRBJ6298	10.26.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Water Transportation Flow Investigation VTS System V1.0)	BJ16641	2008SRBJ6335	11.12.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Highway Traffic Flow Investigation Data Center V1.0)	BJ16507	2008SRBJ6201	09.30.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Highway Traffic Flow GIS System V1.0)	BJ16476	2008SRBJ6170	10.27.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Highway Traffic Flow Investigation Equipment Long-distance Monitoring Platform V1.0)	BJ16557	2008SRBJ6251	09.30.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Coil Traffic Flow Data Collection System V1.0)	BJ16621	2008SRBJ6315	10.28.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Video Traffic Flow Data Collection System V1.0)	BJ16643	2008SRBJ6337	11.20.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Video Traffic Flow Investigation - Digital Image Processing System V1.0)	BJ16622	2008SRBJ6316	11.06.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Video Traffic Flow Investigation Watching-dog System V1.0)	BJ16627	2008SRBJ6321	10.10.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Yootu Real-Time Road Condition Information Processing and Releasing Software V1.0)	077504	2007SL11509	05.01.2007	08.01.2007	12.31.2057

Computer Software Copyright Registered Certificate (Portable Survey Instruments of Traffic Flow Management Software V1.0(Portable NC200 V1.0))	BJ24485	2009SRBJ7479	09.21.2009	09.21.2009	12.31.2059

Computer Software Copyright Registered Certificate (ETC RSU Control Software V1.0)	BJ12307	2009SRBJ2001	11.10.2008	04.18.2009	12.31.2058

Computer Software Copyright Registered Certificate (ETC OBU Control Software V1.0)	BJ12625	2009SRBJ2319	12.20.2008	04.19.2009	12.31.2058

Computer Software Copyright Registered Certificate (Passenger Flow Statistics Analysis Core Software System V1.0)	0145950	2009SR018951	07.05.2008	05.22.2009	12.31.2058

Computer Software Copyright Registered Certificate (TransGIS Middleware System Software V6.0)	0152607	2009SR025608	04.28.2009	06.30.2009	12.31.2059

Computer Software Copyright Registered Certificate (GPS Police Vehicles Positioning and Dispatching System V2.0)	0145373	2009SR018374	09.25.2008	05.18.2009	12.31.2058

Computer Software Copyright Registered Certificate (Taxi GPS Monitoring and Dispatching Management System V3.0)	BJ22027	2009SRBJ5021	05.10.2007	08.12.2009	12.31.2057

Computer Software Copyright Registered Certificate (GPS Monitoring and Dispatching Management System V2.0for Vehicles Carrying Goods)	BJ22026	2009SRBJ5020	06.15.2008	08.24.2009	12.31.2058

Computer Software Copyright Registered Certificate (Passenger Vehicles GPS Monitoring and Dispatching Management System V5.0)	BJ22028	2009SRBJ5022	11.10.2007	08.24.2009	12.31.2057

Computer Software Copyright Registered Certificate (GPS Monitoring and Dispatching Management System V2.0 for Vehicles Carrying Dangerous Goods)	BJ22030	2009SRBJ5019	09.25.2008	08.24.2009	12.31.2058

Computer Software Copyright Registered Certificate (Traffic Management Intelligent Platform Software V2.0)	BJ14683	2009SRBJ4377	03.10.2009	07.21.2009	12.31.2059

Computer Software Copyright Registered Certificate (Multi-source Traffic Information Collection and Dynamic Navigation System V2.0)	0203602	2010SR015329	09.19.2008	04.08.2010	12.31.2058

Computer Software Copyright Registered Certificate (Palmcity Real-timeTraffic Information Software V2.0)	BJ11636	2009SRBJ1330	12.18.2008	04.01.2009	12.31.2058

Computer Software Copyright Registered Certificate (Palmcity Public Transportation System V1.0)	BJ27498	2010SRBJ2115	3.10.2010	05.28.2010	12.31.2060

Computer Software Copyright Registered Certificate (Passenger Flow Statistics Analysis Core Software System V2.0)	BJ28704	2010SRBJ3321	09.21.2009	08.03.2010	12.31.2059

Computer Software Copyright Registered Certificate (Traffic Information Distribution System Software V3.0)	BJ28705	2010SRBJ3322	10.19.2009	08.03.2010	12.31.2059

Computer Software Copyright Registered Certificate (Trucks GPS Monitoring and Dispatching Management System V3.0 )	BJ28706	2010SRBJ3323	06.15.2009	08.03.2010	12.31.2059

Computer Software Copyright Registered Certificate (Passenger Vehicles GPS Monitoring and Dispatching Management System V6.0)	BJ28707	2010SRBJ3324	11.10.2008	08.03.2010	12.31.2058

Computer Software Copyright Registered Certificate (GPS Monitoring and Dispatching Management System V3.0 for Vehicles Carrying Dangerous Cargo)	BJ28708	2010SRBJ3325	09.25.2008	08.03.2010	12.31.2058

Computer Software Copyright Registered Certificate (Multi-source Traffic Information Collection and Distribution System V3.0)	BJ28709	2010SRBJ3326	09.19.2008	08.03.2010	12.31.2058

Computer Software Copyright Registered Certificate (Taxies GPS Monitoring and Dispatching Management System V5.0)	BJ28717	2010SRBJ3334	09.10.2009	08.03.2010	12.31.2059

Computer Software Copyright Registered Certificate (TransGIS Middleware System Software V7.0)	BJ28718	2010SRBJ3335	04.28.2009	08.03.2010	12.31.2059

Computer Software Copyright Registered Certificate (Pedestrian Detection and Analysis System V1.0)	0155974	2009SR028975	04.15.2009	06.20.2009	12.31.2059

Computer Software Copyright Registered Certificate (Yootu FCD Data Sources Processing System Software V2.0)	0195116	2010SR006843	10.09.2009	02.05.2010	12.31.2059

Computer Software Copyright Registered Certificate (Traffic Information Distribution System Software V2.0)	0195273	2010SR007000	10.19.2009	02.08.2010	12.31.2059

Computer Software Copyright Registered Certificate (FCD Data Sources Receiving System Software V2.0)	0196808	2010SR008535	10.19.2009	02.23.2010	12.31.2059

Computer Software Copyright Registered Certificate (FCD Data Sources and Fixed Point Data Traffic Information Fusion System Software V2.0)	0196736	2010SR008463	10.19.2009	02.22.2010	12.31.2059

Computer Software Copyright Registered Certificate (Historical Data Products Software V2.0)	0196810	2010SR008537	10.19.2009	02.23.2010	12.31.2059

Computer Software Copyright Registered Certificate (Traffic Information Emulation System Software V2.0)	0196809	2010SR008536	10.19.2009	02.23.2010	12.31.2059

Computer Software Copyright Registered Certificate (Traffic Information Forecast System Software V2.0)	0196811	2010SR008538	10.19.2009	02.23.2010	12.31.2059

Computer Software Copyright Registered Certificate (Intelligent Energy Saving Software V1.0)	099887	2008SR12708	05.26.2008	07.04.2008	07.03.2013

Computer Software Copyright Registered Certificate (Tunnel Monitoring System V1.0)	BJ13492	2008SRBJ3186	08.10.2008	09.26.2008	09.25.2013

Computer Software Copyright Registered Certificate (Highway Trunk way Monitoring System V1.0)	BJ13504	2008SRBJ3198	03.28.2008	09.26.2008	09.25.2013

Computer Software Copyright Registered Certificate (Bridge Physical Status Monitoring and Digital Maintenance Management System V1.0)	BJ13732	2008SRBJ3426	09.10.2008	10.09.2008	10.08.2013

\
Computer Software Copyright Registered Certificate (Rail Transit Passenger Flow Analysis System)	0160415	2009SR033416	08.02.2009	08.20.2009	08.19.2014

Computer Software Copyright Registered Certificate (Rail Transit Comprehensive Monitoring System)	BJ23177	2009SRBJ6171	08.07.2009	09.17.2009	09.16.2014

Computer Software Copyright Registered Certificate (Rail Transit Automatic Fare Collection Machine System)	BJ23157	2009SRBJ6170	08.07.2009	09.17.2009	09.16.2014

Computer Software Copyright Registered Certificate (Rail Transit Automatic Fare Collection System)	BJ23176	2009SRBJ6151	08.07.2009	09.17.2009	09.16.2014

Computer Software Copyright Registered Certificate (Data Transmission System V1.0)	0168450	2009SR041451	08.03.2009	09.22.2009	09.21.2014

Computer Software Copyright Registered Certificate (Video Online Monitoring System)	0168441	2009SR041442	07.16.2009	09.22.2009	09.21.2014

Computer Software Copyright Registered Certificate (Data Collection System)	0168490	2009SR041491	08.03.2009	09.22.2009	09.21.2014

Computer Software Copyright Registered Certificate (Optical Fiber Grating Based Train Axle Management System)	0178497	2009SR051498	09.22.2009	11.05.2009	11.04.2014

Computer Software Copyright Registered Certificate (Highway Toll Collection System Software V1.0)	0196678	2010SR008405	09.05.2009	02.21.2010	02.20.2015

Patent Title	Application Number	Patentee	Type	Application Date	Certificate Number	Authorization Announcement Date

Computer Software Patent Registered (Multiple Patterns Transportation Information Distribution Terminal)	200920110029.X	Beijing PKU Chinafront High Technology Co., Ltd.	Utility Model Patent	07.09.2009	1506633	08.18.2010

Computer Software Patent Registered (Multiple Patterns Transportation Information Distribution Terminal)	200930127265.8	Beijing PKU Chinafront High Technology Co., Ltd.	Design Patent	07.09.2009	1312330	08.11.2010

Computer Software Patent Registered (Passenger Flow Detecting and Analyzing Device)	200920110658.2	Beijing PKU Chinafront High Technology Co., Ltd.	Utility Model Patent	08.06.2009	1408769	05.12.2010

Computer Software Patent Registered (Information Filtering Device)	200920222354.5	China TranWiseway Information Technology Co., Ltd.	Utility Model Patent	09.03.2009	1572959	11.03.2010

Computer Software Patent Registered (A Method and System Utilizing Natural Language Setting and Operating to Control Others )	200710121229.0	Beijing PKU Chinafront High Technology Co., Ltd.	Invention Patent	08.31.2007	508906	06.10.2009

Computer Software Patent Registered (Pipe Leakage and Blockage Detecting System)	ZL 2009 2 0109073.9	Beijing UNISITS Technology Co., Ltd.	Utility Model Patent	07.07.2009	1420232	05.12.2010

Computer Software Patent Registered	ZL 2010 2 0000051.1	Beijing UNISITS Technology Co., Ltd.	Utility Model Patent	01.05.2010	1584025	11.10.2010

Research and Development

In 2010 and 2009, our research and development expenses amounted to approximately $8.07 million and $3.80 million, respectively. These expenses were mainly composed of staff costs and research and development equipment expenses.

Our Research and Development (R&D) Department consists of two teams, one is internal and the other is external. Our external team involves in strategic relationship with the GeoSIS Laboratory at Peking University.

Internal R&D Department

Our internal R&D team consists of 479 researchers with extensive experience in the GIS and transportation information industry. Many of these researchers have worked at multinational corporations. The primary focus of the internal R&D team is to analyze customer demands and develop application software products, with the use of the most highly advanced software development tools available today. Our internal R&D team is also responsible for monitoring developments in the market for our services so that they can develop new products or improve upon existing products by adopting new technologies and skills. In addition, our internal team is responsible for creating training and support manuals and creating new processes for implementation of our software products.

Strategic R&D Partnership with Peking University

PKU was established in connection with the Peking University’s GeoSIS Laboratory in order to provide university researchers with real life opportunities to test and implement the discoveries from the University. On August 6, 2005, PKU entered into a cooperation agreement (the “Cooperation Agreement”) with Earth and Space College of Peking University, pursuant to which PKU obtained the access to the university’s GeoSIS Research Lab, which houses over thirty PhDs and researchers to support PKU’s research and development initiatives. Under the Cooperation Agreement, we pay for all R&D expenses of the GeoSIS Laboratory. The Cooperation Agreement has a three-year term that has been automatically renewed for an additional three years.

Our Major Customers

The following table provides information on our most significant clients in fiscal year 2010.

TOP TEN CLIENTS IN 2010

			Sales
			(in thousands	Percentage
			of	of
No	Name	Description of Client	US dollars)	Total Sales

1	Zhejiang Huangqunan Highway Co., Ltd.	A state-owned highway construction company	9,030	7.36%

2	Hunan Highway Construction & Development Corporation	A state-owned highway construction company	6,807	5.55%

3	Hubei Mawu Highway Construction Project Department	Local governmental transportation authority	6,702	5.46%

4	Shandong High-Speed Group Co., Ltd.	A state-owned highway construction company	4,348	3.54%

5	Chongqing Highway Group Co., Ltd. Southeast Construction Branch Company	A state-owned highway construction company	4,316	3.52%

6	Gansu Province High Grade Road Construction Co., Ltd.	A provincial transportation authority owned road construction company	4,286	3.49%

7	Shandong High-Speed Group Sichuan Leyi Highway Co., Ltd.	A state-owned highway construction company	3,471	2.83%

8	Construction and Transportation Committee of Shanghai Minhang District	City-level governmental department	2,988	2.44%

9	Shandong High-Speed Group Xuhao Highway Co., Ltd.	A state-owned highway construction company	2,927	2.39%

10	Highway Fees Collecting and Settling Center for Shandong Ministry of Transportation	Local governmental transportation authority	2,331	1.90%

	TOTAL		47,206	38.47%

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

Online Service

On December 11, 2001, the State Council of China promulgated the Regulations on the Administration of Foreign Invested Telecommunication Enterprises (the “FITE Regulations”) , which became effective on January 1, 2002. Under the FITE Regulations, a foreign entity is prohibited from owning more than 50% of equity of a provider of value-added telecommunications services in China, which include internet content provider. In addition, the current Catalogue of Industries for Guiding Foreign Investment (Revised 2007) prohibits a foreign investor from investing in businesses such as news websites and web streaming audio-visual services. As a result, if we had invested directly in the value-added telecommunications services in China, we could have at most 50% of the ownership of the business and thus only consolidated no more than 50% of the revenues generated from such business.

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

Security and Surveillance Related Business

While there is no Chinese law or regulation specifically prohibiting foreign investment in the security and surveillance related business in China, the nature of this business implies that a vast majority of the customers of this business are governmental entities. Maintaining confidentiality of sensitive information about national security and other various governmental affairs is one of the most important concerns of those governmental entities. Therefore, as a practicable matter, governmental entities are more willing to have business relations with purely domestic companies than a company involving foreign investment where confidential governmental information could be a concern.

In order to comply with these legal restrictions, on February 3, 2009, we conducted the Restructuring and entered into the contractual arrangements with the VIE Entities. Such arrangements enabled us to operate these restricted businesses through our VIE Entities in which we do not hold a direct equity interest. For more information on the regulatory and other risks associated with our contractual agreements related to our VIE Entities, please see the discussion below Item 1A, “Risk Factors.”

We are also subject to PRC’s foreign currency regulations. The PRC government has controlled RMB reserves primarily through direct regulation of the conversion of RMB into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government.

The Competition and Our Competitive Strength

China’s transportation information industry is very fragmented. Our major competitors consist of several foreign companies and many domestic transportation information technology companies. While most international competitors seek to provide component software for the industry, we focus on developing application software and services for the Chinese government and regulated sectors.

We believe that the following competitive strengths enable us to compete effectively in China’s transportation information industry:

Leading-Edge R&D Team - Our research and development team has a strong and extensive technology background and was an early entrant into the three-dimensional GIS market. The head of our research and development team was the lead engineering architect of the first three-dimensional GIS platform software in China, which won the Chinese Excellence Software Award in 1995.

R&D Affiliation with Peking University - Through our early alliance with Peking University, we developed a strong and extensive technology foundation. Under the cooperation agreement between PKU and Earth and Space College of Peking University, we have access to the university’s GeoSIS Research Lab and its team of over 30 scientists and researchers to support our R&D initiatives. Peking University is a 3% owner of PKU.

Award Winning Technology - Since inception, we have won nine product awards, including the National Transportation Planning System and Digital City Program award. The awards demonstrate the technological leadership of our ITS and give customers a sense of security that they are purchasing a quality product.

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

We experience competition from both foreign and domestic Chinese competitors. The following is a description of some of our major competitors:

Foreign Competitors

  Image Sensing System, Inc. (“ISS”) - ISS is headquartered in St. Paul, Minnesota, a technology company focused in infrastructure productivity improvement through the development of software-based detection solutions for the ITS sector and adjacent overlapping markets. ISS’s industry leading computer-enabled detection (CED) products combine embedded software signal processing with sensing technologies for use in transportation, environmental and safety/surveillance management. With more than 90,000 instances sold in over 60 countries worldwide, its products are well positioned to the traffic, security and environmental management markets.

  Satellic Traffic Management GmbH - Satellic Traffic Management GmbH (Satellic) is a global technology service provider for the setup and operation of progressive toll and traffic management systems. Satellic is a wholly-owned subsidiary of T-Systems, the business customers segment of Deutsche Telekom. The company, which was founded in 2005, has its headquarters in Berlin. Satellic advises governments, companies and associations and is working with industrial partners, in the implementation of traffic infrastructure projects. The company develops new concepts (public and private partnerships) for financing, traffic management and for emissions protection.

  Vehicle Information and Communication System Center - Vehicle Information and Communication System Center, founded in 1995 in Tokyo, Japan, is involving in the business of systematical gathering, processing, and editing road traffic information, and managing and operating traffic information system by using communication and broadcasting media, and in turn transmitting accurate traffic information to drivers via in-vehicle navigation devices.

  Organization for Road System Enhancement - Organization for Road System Enhancement (ORSE), was founded in 1999 in Japan. ORSE is in the business of ETC system in Japanese market including establishing standard for data security in ETC systems, establishing processed data for other ETC systems and develop ETC related technologies.

  Navteq - Navteq is a world leader in premium-quality digital map data. Its data has been widely applied in vehicle navigation systems in North America and Europe. Founded in California in 1985, this company has been acquired by Nokia in 2008. Currently, Navteq has more than 4,000 employees worldwide located with 196 offices in 36 countries.

The products offered by our foreign competitors are generally priced higher than our products. In addition, their software cannot be applied in China without significant modification due to differing industry standards and background. For these reasons, we do not foresee much competition from these international competitors in the area of transportation information application software.

Domestic Chinese Competitors

  Beijing E-Hualu Info Technology Co., Ltd. (E-Hualu) - Founded in 2001, based in Beijing, E-Hualu is involved in the business of design and construction of intelligent traffic projects, and the urban traffic command center software development and system integration technology. E-Hualu has developed a series of traffic management application software and hardware systems with independent intellectual property and cooperated with police departments for urban public security and traffic command center constructions.

Beijing Rhytech Co., Ltd. (Rhytech) - Based in Beijing, Rhytech focuses on intelligent traffic sector including inter-city intelligent traffic management system, police intelligent traffic management system, railway and tunnel intelligent traffic management system and other value-added intelligent traffic service. Currently, the company has 3 offices throughout China.

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

Qingdao Hisense TransTech Co., Ltd. (QHNTC) - QHNTC was founded in October 1998. It is a subsidiary of Hisense Co., Ltd. QHNTC is in the business of development and service of ITS. Focusing on urban traffic, public transport, logistics and commercial service, the company has developed several proprietary rights in traffic light control systems and urban public security and traffic comprehensive information platforms and other public transportation systems.

Beijing Stone Intelligent Transportation System Integration Co., Ltd. - Beijing Stone focuses on ITS, traffic engineering technical system, traffic information system and other serial traffic products.

Guangzhou Heartly Teamgo Information System Engineering Co., Ltd. (Heartly Teamgo) - Based in Guangzhou, Guangdong Province, founded in 1997, Heartly Teamgo is engaged in the business of intelligent traffic products development, solution and system integration. Mainly operate in Guangdong Province, this company has developed city intelligent public transportation system, public media information display system, electronic bulletin boards and GPS in-car platform. The company has completed Guangzhou parking systems, public transportation sensor dispatch system and related projects.

CenNavi Technologies Co., Ltd. (CenNavi) - Founded in 2005, CenNavi collects, processes, distributes and optimizes dynamic traffic information technologies. This company provides real-time traffic information services for vehicle terminals, PND terminals, mobiles phones and internets as well as supports traffic information display and optimal route query to above terminals. Acquired by China's largest navigable e-map manufacturer—NavInfo, this company’s products are mainly sold in the vehicle market currently.

Shenzhen GENVICT Technologies Co., Ltd. (GENVICT) - GENVICT is a high-tech corporation specialized in developing, designing, manufacturing, supplying and providing technical services for Intelligent Transportation System (ITS) devices, IC card readers, embedded intelligent terminals and related hardware products. The company is headquartered in Shenzhen, with major customers such as expressway, public security, traffic control, finance, urban traffic authorities.

NAVINFO - NavInfo is a company in China’s vehicle navigation and mapping market. It provides products and services in portable navigation, (location based services) LBS and internet–based location services and traffic information services. Currently, NavInfo map data have been mainly applied in vehicle navigation market and portable navigation market, as well as used by Internet-based location service providers and mobile phone operators in China.

AUTONAVI- AutoNavi is a provider of digital map content and navigation and location-based solutions in China. At the core of its business is a comprehensive nationwide digital map database that covers approximately 3.1 million kilometers of roadway and over 13 million points of interest across China. Through its digital map database, AutoNavi provides comprehensive, integrated navigation and location-based solutions optimized for the Chinese market and users, including automotive navigation solutions, public sector and enterprise applications, wireless location-based solutions and Internet location-based solutions.

Raw Materials

Since we are in the business of developing software applications and providing related services, we do not utilize any significant amount of raw materials. All of the raw materials needed for our business are readily available from several different suppliers and at market driven prices. We only purchase computers and other software in order to provide our services and software applications to customers.

Employees

As of December 31, 2010, we employed a total of 725 full-time employees. The following table sets forth the number of our employees by function as of December 31, 2010.

Number of
Department	Employees
Software Development (R&D)	479
Quality Control	16
Sales and Marketing	98
Administration	70
Human Resources	24
Finance	38
Total	725

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages. In addition, we are required by the PRC law to cover employees in China with various types of social insurance. We believe that we are in compliance with the relevant PRC laws.

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

Available Information

We maintain an internet website at www.ctfo.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.ctfo.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with, or furnishing of these reports to, the SEC. Any materials we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Additional information about the operation of the Public Reference Room can also be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Our operations are dependent on our VIE Entities in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of the VIE Entities. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIE Entities may be unwilling or unable to perform their obligations under our commercial agreements with them, including payment of annual development and consulting fees as they become due, we will not be able to conduct our operations in the manner currently planned. In addition, the VIE Entities may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIE Entities, we may not succeed in enforcing our rights under them by relying on legal remedies under Chinese law, which may not be adequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

The shareholders of the Group Company may have potential conflicts of interests with us, which may adversely affect our business.

We operate our businesses in China through the Group Company, which is wholly owned by our four Chinese affiliates: Shudong Xia, our Chairman, CEO and President and the beneficial owner of approximately 70.70% of the Group Company’s outstanding capital stock, Zhiping Zhang, our Vice President of Research and Development, Zhibin Lai, our Vice President and Wei Gao, the designee of SAIF Partners III L.P. (“SAIF Partners”), who in aggregate own 29.30% of the Group Company. Conflicts of interests between their duties to us and to the Group Company and its subsidiaries may arise. We cannot assure you that when conflicts of interest arise, any or all of these persons will act in the best interests of our company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

We are highly dependent on the ITS industry which is characterized by rapid technological change.

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

During the past years, we significantly increased the scope of our operations and increased our revenues from $11.9 million in 2007 to $122.7 million in 2010. Part of this growth was due to the acquisition of certain PRC companies, which made material contributions to our overall revenues and profits during the relevant period. Our growth may not be sustained in the future if we do not continue to expand the scope of our operations. In addition, contributions to our rapid growth by acquisitions may not be sustainable in the future to the extent that we are not able to identify and execute suitable acquisitions. The expansion of our business has, and will continue to, put pressure on our managerial, financial, operational and other resources. We also need to enhance financial and quality controls and recruit and train additional staff in order to keep pace with our growth. We may need to increase employee compensation levels in order to retain our existing executives and staff and attract the additional personnel we expect we may require. We cannot assure you that we will be able to manage our future expansion effectively. If we are unable to effectively manage our expanding operations and control increasing labor costs, our profitability may be materially and adversely affected.

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

We may be exposed to potential risks relating to our internal control over financial reporting.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has concluded that our internal control over financial reporting was effective at the reasonable assurance level for the fiscal year ended December 31, 2010. However, in the future, our management may conclude that our internal controls over financial reporting are not effective, if one or more material weaknesses are identified. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Shudong Xia, our chief executive officer and president, our chief financial officer, Rong Zhang and our vice presidents, Zhibin Lai, Zhiping Zhang, Shan Qu and Danxia Huang. We also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee, or if a key employee fails to perform his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

  an early stage of development of the market-oriented sector of the economy;

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

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, Oriental Intra-Asia may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the periods of high inflation, the Chinese government, from time to time, adopted various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

On December 25, 2006, the People’s Bank of China issued the Administrative Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by the SAFE, on January 5, 2007. Both took effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan of an overseas publicly-listed company in which PRC citizens’ participation requires approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies (“Notice 78”). Under Notice 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who have been granted restricted shares or stock options pursuant to the China TransInfo Technology Corp. Equity Incentive Plan 2009 (the “Plan”), are subject to Notice 78. However, in practice, there are significant uncertainties with regard to the interpretation and implementation of Notice 78. We are committed to complying with the requirements of Notice 78. However, we cannot provide any assurance that we or our Chinese employees will be able to qualify for or obtain any registration required by Notice 78. In particular, if we and/or our Chinese employees fail to comply with the provisions of Notice 78, we and/or our Chinese employees may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities, as a result of which our business operations and the implementation of the Plan could be materially and adversely affected.

The discontinuation or reduction of any preferential tax treatments currently available to us in the PRC may have a negative impact on our results of operations.

Our PRC companies, including the PRC subsidiary and VIE Entities, are subject to PRC income tax. Under the new corporate income tax law effective January 1, 2008, both foreign-invested enterprises and domestic enterprises are subject to a unified 25% income tax rate. Several of our VIE Entities, including PKU, China TranWiseway, Shanghai Yootu, UNISITS, Beijing Tian Hao and Beijing Zhangcheng, currently enjoy certain reduced income tax rates or income tax exemption. For the years ended December 31, 2010 and 2009, our effective tax rate was 9.8% and 4.4%, respectively. If there is any discontinuation or reduction of the existing preferential tax treatments, our business, financial condition and results of operations could be materially and adversely affected.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rule”), which became effective on September 8, 2006. The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could adversely affect our ability to expand our business or maintain our market share.

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2010 and December 31, 2010, the closing price of our common stock, as reported on the markets on which our securities have traded, ranged between $4.28 and $9.72. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

Shudong Xia, our chief executive officer and president, is the beneficial owner of approximately 24.71% of our outstanding voting securities. As a result, he possesses significant influence over the election of our board of directors and significant corporate transactions. His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Mr. Xia are not in their best interests.

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

We have entered into a lease agreement to lease office spaces at the 8th and 9th floors of Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing China. Pursuant to this lease, we have the right to use the office space of 5,311 square meters in the Vision Building from November 1, 2009. We pay a monthly rent (including a monthly property management fee of RMB 258,460) of RMB 605,765 (approximately $88,800) for this facility. We are entitled to one free month rental of RMB 476,535 (approximately $69,855) per year. This lease expires on October 31, 2012. We expect to renew the lease on similar terms prior to its expiration. UNISITS, one of the Company’s VIE Entities, also entered into a lease agreement to lease office spaces at the 12th floor of Vision Building. Pursuant to this lease, UNISITS has the right to use the office space of 1,175.22 square meters in the Vision Building from February 15, 2010. UNISITS pays a monthly rent (including a monthly property management fee of RMB 28,597) of RMB 142,985 (approximately $20,935) for this facility. UNISITS is entitled to a two-month free rental of RMB 228,776 (approximately $33,496) for the first two months. This lease expires on February 28, 2013. We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “CTFO.” Prior to July 31, 2008, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “CTFO.OB.”

The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported These prices reported by the Nasdaq do not include retail markup, markdown or commission and may not represent actual transactions.

	Closing Prices(1)
	High	Low
Year Ended December 31, 2010
1st Quarter	$9.72	$6.33
2nd Quarter	7.78	5.05
3rd Quarter	7.85	5.15
4th Quarter	6.43	4.28

Year Ended December 31, 2009
1st Quarter	$3.44	$2.47
2nd Quarter	5.36	2.88
3rd Quarter	8.42	4.19
4th Quarter	12.00	6.97

(1) The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 28, 2011, there were approximately 82 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the year of 2010.

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

Our Company

We are a leading provider of end-to-end ITS and related comprehensive technology solutions servicing the transportation sector in China. Our goal is to become the largest provider of intelligent transportation system products and related comprehensive technology solutions in China, as well as a major operator and provider of value-added ITS and LBS to commercial clients and consumers in China. Substantially all of our operations are conducted through our VIE Entities that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIE Entities, we are involved in developing multiple applications in transportation, digital city, and land and resource filling systems based on GIS technologies which are used to service the public sector.

Historically, our core business is developing the ITS servicing the public transportation industry utilizing GIS application software and technologies as well as other information technologies, and developing ITS related value-added applications and LBS applications to service the commercial and consumer sector of transportation. We also develop GIS applications in digital city and land and resource areas. Due to the substantial market demand for transportation information products in China, we have decided to devote more energy and resources to our transportation business since late 2007, and expected that this line of business will become a major driver of our future development. Historically, our transportation products and solutions are targeted for transportation management authorities under the oversight of the Ministry of Transport. Going forward, we also plan to provide services to commercial users and the general public.

Industry Wide Factors that are Relevant to Our Business

The transportation information industry in China is in the process of rapid and continuous development. We believe that the trend in China’s transportation information industry is toward a continuous increase of the Chinese government’s and public’s demand for advanced transportation information products and services to support more effective and efficient transportation networks in China. One result of this trend is the growing amount of governmental spending in the sector of transportation. We believe that further development of China’s highway and urban transportation infrastructure will impact favorably on the demand for our transportation information products and services. In addition, the large and growing user base of the transportation infrastructure will create a large consumer market for our value-added ITS application and services.

The development of transportation information products and solutions that are “Made in China” has grown rapidly since 2000. As a leading company in the transportation information products and solutions in China, the industry growth impacts favorably to our business. We believe that the industry growth will continue to impact favorably on our business growth in the future.

One main factor that management considers when estimating our future growth is the potential revenue from larger government projects in the transportation sector of the Chinese government based on annual budget reports issued by relevant governmental sectors at both central and local levels. We expect that these potential new projects will generate revenues from new transportation information product sales and services. We expect to bid on large projects in the transportation sector going forward.

The growing use of GPS and location-based service in China also has a material impact on our industry. The Chinese economy is developing at a rapid pace. As a result, there is a growing consumer market that is developing in China. We believe that we are well positioned to provide state-of-art transportation information products and services to the commercial and consumer clients.

Taxation

United States

China TransInfo Technology Corp. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China TransInfo Technology Corp. had no U.S. taxable income in 2010 and 2009.

British Virgin Islands

Our wholly owned subsidiary Cabowise was incorporated in the BVI. Under the current law of the BVI, Cabowise is not subject to income or capital gains tax. In addition, dividend payments are not subject to withholding tax and income tax in the BVI.

Delaware, Hong Kong and Samoa

Our wholly owned subsidiary Intra-Asia Entertainment Corporation (Delaware) was incorporated in Delaware. No provision for state income taxes in Delaware has been made as Intra-Asia Entertainment Corporation (Delaware) had no Delaware taxable income in 2010 and 2009. Our wholly owned subsidiary Oriental Intra-Asia Entertainment (China) Limited (Hong Kong) was incorporated in Hong Kong and, under the current laws of Hong Kong, is not subject to income taxes. Our wholly owned subsidiary Intra-Asia Entertainment (Asia-Pacific) Limited (Samoa) was incorporated in Samoa and, under the current laws of Samoa, is not subject to income taxes.

PRC

Certain of our Chinese operating subsidiaries used to enjoy certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and its implementing rules. However, on March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”), which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0% . For the year ended December 31, 2010, the above tax rules did not have any material financial impact on the Company because we did not have material income from outside of the PRC in 2010.

Hebei TranWiseway, Hunan TranWiseway, Guizhou TranWiseway, PKU Chengdu Branch, PKU Shanxi Branch, Chongqing PKU, Shanghai PKU, Chongqing Jiaokai, Qianfang Hongxin, Xinjiang Zhangcheng, and Dajian Zhitong are subject to a tax rate of 25% on the taxable income for PRC income tax purposes under the new EIT Law in 2010. PKU, China TranWiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS, are qualify as “new or high-technology enterprises” and subject to a tax rate of 15% on the taxable income for PRC income tax purposes in 2010. Beijing Tian Hao, Beijing Zhangcheng and Shanghai Yootu, Beijing Zhangcheng Media and the Group Company qualify as “software enterprises” located in Beijing and Shanghai, and are entitled to tax exemptions or preferential tax rates on the taxable income for PRC income tax purposes in 2010. Henan UNISITS are subject to a special rate of 2.5% for its taxable revenue in 2010.

Results of Operations

For the year ended December 31, 2010, our revenues increased to $122.70 million, an increase of 92.71% over 2009. Gross profit was up 67.28% from the previous year, increasing from $25.38 million to $42.45 million, and operating income reached $19.97 million, an increase of 45.66% . Finally, the Company’s net income for the year increased 19.23% to $15.47 million from $12.97 million in 2009.

As these results show, the Company had a successful year of significant growth in 2010. It was the third successful year for the Company as we evolved from a Geo-GIS custom software producer to a comprehensive transportation information solutions provider. As a result, transportation products and solutions have continued to comprise an increasingly larger portion of our revenue throughout the year. For 2010, revenue from this area accounted for 92.99%, growing from 85.95% in 2009. Our digital city and land resources urban planning software accounted for the remainder.

In 2010 we continued to expand our ITS business in more markets through UNISITS’ market coverage. Especially, our ITS in highway markets was expanded to more than 20 provinces of China.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following tables set forth key components of our results of operations for the periods indicated, in dollars and percentage of revenues and key components of our revenue for the periods indicated in dollars.

	Years Ended December 31,
	2010			2009
		% of Net			% of Net
	Amount	Sales		Amount	Sales

Revenues	$122,727,958	100.00%		$63,686,121	100.00%
Cost of sales	80,279,465	65.41%		38,310,183	60.15%

Gross profit	42,448,493	34.59%		25,375,938	39.85%

Selling, general and administrative expenses	22,481,758	18.32%		11,667,895	18.32%

Income from operation	19,966,735	16.27%		13,708,043	21.52%

Other income and (expenses)
Interest income	127,468	0.10%		109,744	0.17%
Interest expense	(470,711)	(0.38%	)	(244,574)	(0.38%	)
Subsidy income	1,574,928	1.28%		1,730,291	2.72%
Other income	(54,443)	(0.04%	)	91,439	0.14%
	1,177,242	0.96%		1,686,900	2.65%
Income before income taxes, noncontrolling interests, and equity investments	21,143,977	17.23%		15,394,943	24.17%

Income tax expenses	2,074,187	1.69%		677,355	1.06%
Net income before noncontrolling interests and gain on equity investments in affiliates	19,069,790	15.54%		14,717,588	23.11%
Gain on investments in affiliates due to proportional shares of the affiliates net income	1,307,679	1.07%		1,793,387	2.82%
Net income before noncontrolling interests	20,377,469	16.60%		16,510,975	25.92%
Noncontrolling interests in net income of subsidiary	4,908,311	4.00%		3,536,876	5.55%
Net income – controlling interests	$15,469,158	12.60%		$12,974,099	20.37%

Revenues. Revenues increased approximately 59.04 million, or 92.71% to approximately $122.73 million for the year ended December 31, 2010, from approximately $63.69 million in 2009. Approximately 100.58% of this increase is attributable to the increase of our Transportation business in 2010, which had approximately 108.50% increase year over year comparing to 2009. Such an increase mainly resulted from the successful execution of the Company’s major business since it started shifting to the Transportation business in late 2007 and the rapidly developing market opportunities in the transportation information sector in China, as well as our consolidation of the financial results of UNISITS for the full year of 2010. However, our Digital City and Land and Resource businesses in total experienced about 18.9% decrease compared to the same period of 2009. We believe Digital City and Land and Resource businesses are still experiencing healthy development and growth in China and we will continue to operate in these markets. In addition, we believe that the overall sales increase in 2010 is also a result of the growing recognition of our brand name and technology. During 2010, the Company had been constantly offering new products and solutions to the market and was able to secure more contracts from recurring clients.

The following table illustrates the revenues from the Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Year Ended	Percentage of	Year Ended	Percentage of
	December 31,	Total	December 31,	Total
	2010	Revenues	2009	Revenues
Transportation	$114,121,205	92.99%	$54,735,455	85.95%
Digital City	6,805,112	5.54%	6,898,472	10.83%
Land and Resources	19,873	0.02%	1,517,908	2.38%
Other	1,781,768	1.45%	534,286	0.84%
Total	$122,727,958	100.00%	$63,686,121	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 98.53% and 96.78% of our sales for the years ended December 31, 2010 and 2009, respectively. Sales in Land and Resources account for 0.02% and 2.38% of total sales for each of the periods indicated above, respectively.

Cost of Sales. Our cost of goods sold increased approximately $41.97 million, or 109.55%, to approximately $80.28 million for the year ended December 31, 2010, from approximately $38.31 million in 2009. This increase was mainly due to the increase in the costs in line with the increase in our sales. As a percentage of revenues, the cost of sales increased to 65.41% during the year ended December 31, 2010 from 60.15% in 2009. The increase of our cost of sales as a percentage of revenue was mainly attributable to the fact that we have expanded into more ITS markets through UNISITS and resulted in a relatively lower gross margin on average than that of the Company’s in 2009.

The following table illustrates in detail the items constituting our costs of goods sold.

	Years ended December 31,
Cost Item	2010	2009
Salary	$1,272,081	$1,900,370
Hardware	56,645,728	23,444,889
Software licenses	3,316,863	2,271,370
Outsourcing	12,600,523	6,884,631
Others	6,444,270	3,808,923
Total	$80,279,465	$38,310,183

Gross Profit. Our gross profit increased approximately $17.07 million, or 67.28%, to approximately $42.45 million for the year ended December 31, 2010, from approximately $25.38 million in 2009. Gross profit as a percentage of revenues was 34.59% for the year ended December 31, 2010, a decrease of 5.26% from 39.85% in 2009. Our gross profit decrease was mainly attributable to the fact that we have expanded into more ITS markets through UNISITS and resulted in a relatively lower margin on average than that of the Company’s in 2009.

Selling, General and Administrative Expenses. Majority of our services and products are sold to the domestic Chinese market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a non-bid basis. We are often invited to bid on contracts through our professional relationships and are awarded recurring businesses. Historically, we did not incur high cost in our sales and marketing activities. We promoted our products by developing relationships through Peking University, professional relationships with various agencies and municipalities and through participation in industry trade exhibitions.

Our marketing expenses therefore were relatively low in comparison to our competitors who do not have a record of performance and brand recognition or well-established government contacts. In 2010, we have enhanced our marketing efforts by organizing various industry trade exhibitions and conferences in order to further promote our corporate image and brand recognition within the transportation information industry in China.

Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $1.20 million, or 60.91%, to $3.17 million for the year ended December 31, 2010, from $1.97 million in 2009. The increase of selling expenses was mainly attributable to our expanded operations and sales volume as well as the enhanced marketing activities for the year ended December 31, 2010.

Our general and administrative expenses were approximately $19.31 million (15.74% of total sales) and approximately $9.70 million (15.22% of total sales) for the years ended December 31, 2010 and 2009, respectively. The increase of administrative expenses was mainly attributable to our expanded operations, the increase of 71 employees, and enhanced research and development efforts.

Income Taxes. For the year ended December 31, 2010, we recognized income tax expense of $2.07 million and effective tax rate of 9.81% while in 2009, we recognized an income tax expense of $0.68 million at an effective tax rate of 4.40% . The increase in the income tax expense is mainly resulted from our increased sales and profit, as well as the inclusion of UNISITS result for the whole year of 2010. Some of our operating VIE Entities in China enjoy tax breaks from the local government to promote “high technology and new technology” businesses within a promotional periods. UNISITS’s effective tax rate in 2010 was 14.02% and 8.76% for 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents (excluding restricted cash) of approximately $43.92 million and restricted cash of approximately $3.13 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Years Ended December 31,
	2010	2009
Net cash provided by operating activities	$3,866,303	$8,823,845
Net cash provided by (used in) investing activities	(4,073,547)	1,674,998
Net cash provided by financing activities	15,389,585	1,134,165
Net cash inflow	16,516,177	11,277,956

Operating Activities

Net cash provided by operating activities was approximately $3.87 million in fiscal year ended December 31, 2010, which was a decrease of approximately $4.95 million from approximately $8.82 million net cash provided by operating activities in fiscal year ended December 31, 2009. Such decrease of net cash provided by operating activities was primarily attributable to the increase in accounts receivables as a result of the increase in our sales in 2010, the increase of prepaid expenses in 2010 as a result of more material procurement for projects, offset by an increase in net profit in 2010, increase in accounts payable in 2010 as a result of our expanded operations which required more material procurement for projects, increase in net billings in 2010, that is, the difference between the billings in excess of costs and estimated earnings on uncompleted projects (when we receive payments from clients ahead of cost and earnings realization) and costs and estimated earnings in excess of billings of uncompleted projects (when our work was performed ahead of customer payments in some of our contracts per the contract payment terms).

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisitions of property and equipment, such as machinery and equipment, transportation equipment for Company operation, and intangible assets for further research and development.

Net cash used in investing activities was approximately $4.07 million in fiscal year 2010, a decrease of $5.74 million from the $1.67 million net cash provided by investing activities in fiscal year 2009. Such decrease of net cash provided by investing activities was primarily attributable to the acquisition of UNISITS which contributed a one–time net cash increase of $5.67 million to the Company in 2009.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2010 was approximately $15.39 million, while in the same period of 2009 we had approximately $1.13 million of net cash provided by financing activities. Such change was mainly attributable to the facts that we raised $10 million in the private placement transaction in February 2010 and the Company increased short term borrowing by about $6 million in 2010.

Financing Agreements

On June 17, 2008, we entered into a short-term loan agreement with Beijing Bank, Youyi Branch (“Youyi Branch”), pursuant to which Youyi Branch has agreed to loan to us RMB 20 million (approximately $2.93 million) for working capital purposes. The loan had an initial annual interest rate of 8.96%, which was floating based on interest rates determined by the People’s Bank of China from time to time. Interest is payable on a quarterly basis commencing from September 20, 2008. The loan expired on June 17, 2009 and was renewed on June 22, 2009 for one more year with an initial interest rate of 5.31% per annum, which is also floating based on interest rates determined by the People’s Bank of China from time to time. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and Youyi Branch may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. On June 21, 2010, the total amount of the loan was paid off.

On September 29, 2009, PKU entered into a one-year short-term loan agreement with Huaxia Bank, Zhichunlu Branch (“Huaxia Bank”), pursuant to which Huaxia Bank agreed to loan to PKU RMB 30 million (approximately $4.55 million) for working capital purposes. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time. Interest is payable on a monthly basis commencing October 20, 2009. The term of the loan was extended on September 15, 2010 for six more months. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and Huaxia Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. As of December 31, 2010, principal amount of approximately $4.55 million was outstanding.

On February 24, 2010, the Company issued and sold a total of 1,564,945 shares of common stock to SAIF Partners for an aggregate purchase price of $10 million.

On June 21, 2010, PKU, entered into a short-term loan agreement with Bank of Beijing, Zhongguancun Branch (“Zhongguancun Branch”), pursuant to which Zhongguancun Branch agreed to loan to PKU RMB 30 million (approximately $4.55 million) as working capital. The loan has an annual interest rate based on the benchmark interest rate as of the date of the first withdrawal of the principal and the interests must be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but can be renewed upon the written consent by Zhongguancun Branch. Under the terms of the loan agreement, PKU is subject to customary affirmative and negative covenants. The loan may be accelerated and Zhongguancun Branch may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy. As of December 31, 2010, principal amount of approximately $4.55 million was outstanding.

On November 29, 2010, China TranWiseway entered into a short-term loan agreement with Zhongguancun Haidianyuan Branch of Bank of Beijing Co., Ltd. ("Haidianyuan Branch "), pursuant to which Haidianyuan Branch agreed to loan to China TranWiseway RMB 30 million (approximately $4.55 million). The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the date of the first withdrawal of the principal and the interests must be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but can be renewed upon the written consent by Haidianyuan Branch. Under the terms of the loan agreement, China TranWiseway is subject to customary affirmative and negative covenants. The loan may be accelerated and Haidianyuan Branch may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, material breach of representations and warranties by China TranWiseway, and certain events of liquidation or bankruptcy. As of December 31, 2010, principal amount of approximately $4.55 million was outstanding.

Future Capital Requirements

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In addition, because substantially all of our revenues are generated from our indirect PRC subsidiary, Oriental Intra-Asia, after it receives payments from our VIE Entities under various services and other arrangements, the ability of Oriental Intra-Asia to make dividends and other payments to us is subject to the PRC dividend restrictions. Current PRC law permits payments of dividend by Oriental Intra-Asia only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Oriental Intra-Asia is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of Oriental Intra-Asia’s registered capital. Allocations to the statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As a result, if our existing cash and amount available under existing bank loans insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow additional funds from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer. As of December 31, 2010 and 2009, our working capital was $73,750,644 and $44,358,761, respectively.

Contractual Obligation and Capital Commitments

We have entered into a lease agreement to lease office spaces at the 8th and 9th floors of Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing China. Pursuant to this lease, we have the right to use the office space of 5,311 square meters in the Vision Building from November 1, 2009. We pay a monthly rent (including a monthly property management fee of RMB 258,460) of RMB 605,765 (approximately $88,800) for this facility. We are entitled for one free month rental of RMB 476,535 (approximately $69,855) per year. This lease expires on October 31, 2012. We expect that we will be able to renew the lease on similar terms prior to its expiration. UNISITS, one of the Company’s VIE Entities, has also entered a lease agreement to lease office spaces at the 12th floor of Vision Building. Pursuant to this lease, UNISITS has the right to use the office space of 1,175.22 square meters in the Vision Building from February 15, 2010. UNISITS pays a monthly rent (including a monthly property management fee of RMB 28,597) of RMB 142,985 (approximately $20,935) for this facility. UNISITS is entitled to a two-month free rental of RMB 228,776 (approximately $33,496) for the first two months. This lease expires on February 28, 2013.

The aggregate future minimum payments under these lease agreements over one year are as follows:

	Less than 1 Year	1-3 Years
Long-term debt, including current portion	13,728,850
Operating leases		2,925,022
Total	13,728,850	2,925,022

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Oriental Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise, its indirectly owned subsidiaries Oriental Intra-Asia, and the Company’s variable interest entities, or the VIE Entities, including the Group Company, PKU, Beijing Tian Hao , Beijing Zhangcheng, Xinjiang Zhangcheng, Zhangcheng Media, China TranWiseway, Hunan TranWiseway, Hebei TranWiseway, Guizhou TranWiseway, Dajian Zhitong, Shanghai Yootu, UNISITS, Hangzhou Ziguang Jietong Technology Co., Ltd., Hangzhou UNISITS, Henan Ziguang Jietong Technology Co., Ltd. (“Henan UNISITS”), and Beijing Ziguang Jinzhidun Information Technology Co., Ltd.(“Beijing UNISITS”). All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental Intra-Asia and PKU, entered into a series of equity transfer agreements with the Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of this restructuring is to allow the Company to engage in online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations. Through the contractual or variable interest entity, or VIE, arrangements, the Company maintains substantial control over the VIE Entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIE Entities, the Company is entitled to consolidate the financial results of the VIE Entities in its own consolidated financial statements under ACS 810.

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

Segment Information—ASC 280 requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

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

Long-Term Investment—The Company classifies its investments as available-for-sale in accordance with ASC 320 “Debt and Equity Securities”, Investments – Debt and Equity Securities, and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

Amortization of Intangible Assets—Intangible assets primarily include the costs of capitalized R&D costs, costs for purchased intangibles and intangibles result from acquisitions. Purchased intangible costs are amortized on a straight-line basis over the estimated useful lives of the assets, which approximate 10 years. Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. With the exception of developed technology, these intangible assets are amortized using the straight-line method. Developed technology is amortized over the greater of (1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful life of the developed technology, and (2) the straight-line method over each developed technology’s remaining useful life. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

Intangible asset capitalized
For the years ended 2010 and 2009, the intangible asset capitalized but not yet amortized were $1,510,823 and $ 2,126,399, respectively.

Purchased assets from third parties for further research and development
The Company purchased software from third parties for further research and development for total cash consideration of $986,050 and $1,184,057 for the years ended 2010 and 2009, respectively.

Intangible asset capitalized through internal R&D or through acquisition and amortized
For the years ended December 31, 2010 and 2009, the intangible asset capitalized through internal R&D or through acquisition and amortized were $4,000,047 and $711,028, and the amortization expenses for these assets were $211,237 and $74,380, respectively.

The company completed the annual impairment testing for indefinite-lived intangible assets during the twelve months ended December 31, 2010 and 2009, and the Company determined that there was no impairment in any of these years. The Company performs its annual impairment test as of the last day of the fiscal year. These impairment tests must be performed more frequently if there are triggering events.

Revenue Recognition—The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

The Company’s revenue of service fees are primarily fixed price contracts. Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion within the scope of ASC 605 and is consistently applied for all fixed price contracts. Such contracts include services provided for software development projects, IT outsourcing and solutions, system integration, and network integration services at fixed price arrangements with its customers. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. The company did not incur any deferred costs for the years ended December 31, 2010 and 2009. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Any advance payments received from its customers prior to recognition of revenue is classified as a current liability as billings in excess of costs and estimated earnings on incompleted contracts.

For taxi media advertising revenue, the Company recognizes deferred revenue when cash is received, but the revenue has not yet been earned. The Company recognizes taxi media advertising revenue ratably over the period in which the advertisement is to be published.

The Company has very limited system maintenance and technology upgrade services for the systems/platforms we have built for clients. In most cases, such service revenue was secured on separate contracts basis. Such service revenues are recognized ratably over the service periods.

Research and Development—Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for the commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated useful lives of the products. As of December 31, 2010 and 2009, research and development expenses were capitalized in the amount of $4,776,643 and $2,126,399 and were included in intangible assets in the Company's consolidated balance sheet.

Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with ASC topic 718, Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment), which requires the application of a fair-value-based measurement method in accounting for share-based payment transactions with employees. During 2010, we granted stock options as part of our key performer stock-based compensation program. During 2009, we granted stock options as part of our key performer stock-based compensation program, as well as stock options or restricted stock units to management and directors. The vesting of stock option grants may be based on time, performance, market conditions, or a combination of performance and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

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

We estimate forfeiture rates at the time awards are made based on historical and estimated future turnover rates and apply these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. During 2010, forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2010, our annualized estimated forfeiture rates were 0% for non-employee director awards and 45-55% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

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

The Company adopted ASC 740-10-25, Income Taxes—Overall-Recognition, on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Goodwill—The Company performs an annual goodwill impairment test as of December 31 each year in accordance with ASC subtopic 350-20, Goodwill (formerly SFAS No. 142), and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs the annual review for goodwill impairments.

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

The Company recorded $983,345, $189,748, $1,921,924, and $6,884,614 in goodwill in connection with its acquisitions (see Note 9) of equity of China TranWiseway, Dajian Zhitong, Shanghai Yootu, and UNISITS, respectively. As of December 31, 2010, the Company believed no goodwill was subject to the risk of impairment. In the disclosure of acquisitions, the Company uses the year-end exchange rate of the year when the acquisition occurred.

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

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the years ended December 31, 2010 and 2009, bad debt expenses totaled $54,540 and $5,767, respectively.

Translation Adjustment—The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is Renminbi (RMB). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the exchange rate on the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for interim financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

	Average Rate for the year
December 31,	2010	2009
Renminbi (RMB)	1.00	1.00
United States dollar ($)	0.14794	0.14661

December 31,	2010	2009
Renminbi (RMB)	1.00	1.00
United States dollar ($)	0.1517	0.1467

Comprehensive Income—Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Fair Value Measurements—Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurement and Disclosures, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820, Fair Value Measurements and Disclosures, to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results. The following table presents information about the Company’s assets and liabilities that are measure at fair value on recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (adjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Financial assets at fair value as of December 31, 2010:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$43,916,597	$43,916,597	$-	$-
Restricted cash	3,131,660	3,131,660	-	-
Total	$47,048,257	$47,048,257	$-	$-

Financial assets at fair value as of December 31, 2009:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$27,400,420	$27,400,420	$-	$-
Restricted cash	1,591,076	1,591,076	-	-
Total	$28,991,496	$28,991,496	$-	$-

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

Recent Accounting Pronouncements

In December 2010, the FASB amended the guidance related to application of the goodwill impairment model when a reporting unit has a carrying amount that is zero or a negative value. The guidance clarifies that when this is the case, a goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In April 2010 the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In January 2010, the FASB amended the guidance related to fair value disclosures. This amended guidance requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, this guidance requires presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations and the Company does not believe that it will have subsequent impact after the 2011 adoption of the guidance around fair value measurements using unobservable inputs.

In October 2009, the FASB updated the guidance related to Multiple Element Arrangements. This guidance relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In June 2009, the FASB issued ASC 810-10-30, Variable Interest Entities (formerly FASB 167), regarding when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, FASB No. 167 replaces FIN 46R’s quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach. Furthermore, ASC 810-10-30 requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. ASC 810-10-30 is effective beginning January 1, 2010 and the adoption did not to have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Shudong Xia	38	Chairman, CEO, President and Secretary
Zhibin Lai	37	Vice President
Zhiping Zhang	41	Vice President of Research and Development
Danxia Huang	38	Vice President of Operations, Treasurer and Director
Shan Qu	42	Vice President
Rong Zhang	50	Chief Financial Officer
Jay Trien	70	Director
Zhongsu Chen	47	Director
Dan Liu	69	Director
Brandon Ho-Ping Lin	39	Director
Xingming Zhang	38	Director

SHUDONG XIA. Mr. Xia has been our Chief Executive Officer, President, Secretary and Chairman since May 14, 2007. Mr. Xia also serves on several government advisory committees for the development of GIS services for urban planning. Mr. Xia founded our affiliate, PKU in 2000. From 2002, Mr. Xia, while with PKU, was involved with the “GIS-based digital city-services system study and demonstration”, one of the key projects of China 863-Plan. Prior to his involvement with PKU, Mr. Xia, from 1998 was involved in several research projects at Peking University. Specifically, he was a key team member of the “Study on the Key Technology of Information Release via the Super Media Network”, a key technology study project of the “China 9th 5-year Plan” and was instrumental in the compilation of “How to Digitize a City” and “Digital City-Theory, Method and Application”. Mr. Xia received his PhD in Remote Sensing from the GIS Institute of Peking University in 2003.

ZHIBIN LAI. Mr. Lai has been our Vice President of Technology since May 14, 2007. Mr. Lai is in charge of GIS application service for the Transportation sector. From 2000, Mr. Lai was Vice President of PKU, where he was in charge of the GIS application service for the transportation sector. Mr. Lai has extensive experiences in system planning, analysis and project management and is involved in a variety of comprehensive software development projects at PKU. From 1988, Mr. Lai was head of the Software Department of Fangda Century Group (Beijing) where he was in charge of the GIS Study Center in City and Environment Department at Peking University. From 1996, Mr. Lai was head of the China team’s software department at GEOBasic, a Japan-based GIS company. Mr. Lai received his PhD in Remote Sensing from GIS Institute at Peking University.

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

DANXIA HUANG. Ms. Huang became our Vice President of Operations and Treasurer on May 14, 2007 and became our Director on May 27, 2007. Currently, Ms. Huang is Vice President of Operations in charge of our strategic development and business administration management. Since November 2006, Ms. Huang has been Vice President of PKU, where she is in charge of strategic development, business administration management and finance. From April 2005 to November 2006, Ms. Huang was the Vice President of First City Investment Inc. of Hong Kong. From April 2001 to April 2005, Ms Huang worked at Beijing Business Travel Holiday Net-Tech Co., Ltd., an internet company, as Chief Executive Officer. Ms. Huang has a Master’s degree in Business Administration in Finance from Murdoch University of Australia.

SHAN QU. Mr Qu became our Vice President on January 26, 2011. Mr. Qu has served as the General Manager of UNISITS since November 2002. From September 1995 to November 2002, he served as the general manager in the intelligent transportation and engineering control department of Tsinghua Unisplendour Corporation Limited., a company engaged in the business of transportation. Mr. Qu is an associate professor and senior engineer at Tsinghua University. He holds an MBA from Business School of Economics and Management of Tsinghua University and a Bachelor of Science in electrical appliance from Shenyang University of Technology.

RONG ZHANG. Mr. Zhang has been our Chief Financial Officer since January 1, 2011. Mr. Zhang has extensive experience in finance, accounting, management, and internal control. Prior to joining us, from July 2009 to December 2010, Mr. Zhang worked in Beijing as the Chief Financial Officer of China Vocational Training Holdings Co., Ltd., the largest automotive technician training school chain in China. Since August 2008, Mr. Zhang has served as a non-employee director of SVTeck, Inc., a silicon valley start-up in online reputation grading/search business using advanced dynamic programming as well as artificial intelligence and of OKIKI Education Management Co., Ltd., a preschool education chain aiming at expansion in China. From August 2007 to August 2008, Mr. Zhang worked as the Chief Financial Officer of Taizinai Group, a major company in China’s beverage market. From July 2005 to July 2007, Mr. Zhang was the Asia Pacific Controller of DraftFCB as well as the Asia Pacific Lead Area Controller of Interpublic Group of Companies, Inc. (DraftFCB's parent company), one of the world’s largest advertising and marketing services companies. From January 2004 to July 2005, Mr. Zhang was a Senior Analyst and Project Leader at MCI, Inc., now a telecommunications subsidiary of Verizon Communications Inc., a global broadband and telecommunications company. From July 1997 to January 2004, Mr. Zhang worked in several finance and accounting positions in the United States, including as a Senior Analyst in Atlanta at ACSI Network Technologies, a telecommunications company that specialized in fiber optic broadband services; Senior Auditor at Union Camp Corporation and International Paper, an American pulp and paper company and as a Staff Auditor at Deloitte & Touche's Atlanta, Georgia office. Mr. Zhang holds an MBA in accounting from J. Mack Robinson School of Business, Georgia State University, and Master of Arts in Economics from Georgia State University, and Master of Sciences in Environmental Science from East China Normal University in Shanghai. He is a U.S. Certified Public Accountant.

JAY TRIEN. Mr. Trien has been our director since May 1, 2008. Since April 1989, Mr. Trien has been a senior partner at Trien Rosenberg Weinberg Ciullo & Fazzari LLP., a certified public accounting and business consulting firm with offices in Morristown, New Jersey and New York City. He oversees the firm’s financial and accounting service groups and also directs its M&A and capital finance departments. Mr. Trien has published several articles on accounting issues in American Venture Magazine, Capital Growth’s Guide to Entrepreneurial Venture Financing, NJBIZ and the Journal of the Family Firm Institute. Mr. Trien is the president of the Venture Association of New Jersey as well as the New Media Association of New Jersey and is a member of the American Institute of Certified Public Accountants, New Jersey Bar Association, New Jersey Society of Certified Public Accountants, New York State Society of Certified Public Accountants, the National Litigation Support Services Association and the Alliance of Merger & Acquisition Advisors. Mr. Trien is a Certified Public Accountant, holds a Bachelor’s of Science in Economics from The Wharton School of the University of Pennsylvania and a Juris Doctor degree from Rutgers Law School. Mr. Trien has the relevant experiences and expertise to serve as a director for the company.

ZHONGSU CHEN. Dr. Chen has been our director since May 1, 2008. Dr. Chen has more than 20 years of experience in information technology, including nine years in Wall Street firms such as DLJ, Standard & Poor’s, New York Life and Ambac Financial Group. Since May 2005, Dr. Chen has been the managing director of Time Innovation Ventures, a venture capital company. He also serves on the board of directors for Beijing Ahelios Consulting, an IT consulting company and Beijing Xiakexing Network Technologies, a Chinese company producing animation products. From 2001 to 2005, Dr. Chen worked as the deputy chief technology officer at the Shanghai Stock Exchange. From 2003 to 2004, he led China’s National Financial Standardization Securities Trading Protocol Working Group, which defined China’s Securities Trading Exchange Protocol technology standard, and served as an advisor for the Shenzhen Stock Exchange Technology Development Strategy Committee. In 2006, Dr. Chen was appointed by the Chinese government as a member of the Working Group for the Foundation of China’s Futures Exchange. Dr. Chen holds a Bachelor’s degree in mathematics/computer science from Pace University, a Master’s degree in mathematical sciences from The Johns Hopkins University and a PhD degree in computer science/operations research from Stevens Institute of Technology. Mr. Chen has the relevant experiences and expertise to serve as a director for the company.

DAN LIU. Mr. Liu has been our director since May 1, 2008. Mr. Liu has over 40 years of experience in the electronics and information sectors. Mr. Liu held several management positions at China Electronics Import and Export Corporation for more than ten years and was vice president of China Electronics Corporation from 1990 to 1991. From 1991 to 1997, Mr. Liu was chairman of the board of Intel (China), a semiconductor manufacturer. Mr. Liu was also senior advisor to Motorola (China), a provider of mobile devices and broad band communication and enterprise mobility solutions, from 1994 to 1998. From 1991 to 2000, Mr. Liu was the president of China Tongda Networking Corporation, a communication system integration company. From 2001 to 2002, Mr. Liu was the Vice General Manager of China Electronics Corporation. Mr. Liu is currently a councilor at Chinese Association of Electronics, China Software Industry Association, China News Technology Association, and China Public Relations Association. Mr. Liu holds a Bachelor’s degree in Communication Engineering from Harbin Engineering University. Mr. Liu has the relevant experiences and expertise to serve as a director for the company.

BRANDON HO-PING LIN. Mr. Lin has been our director since September 28, 2008. Mr. Lin is a partner at SAIF Partners, which is one of the largest and most successful growth venture capital funds focused on China. Prior to joining SAIF Partners in 2001, Mr. Lin was a Vice President in investment banking with Credit Suisse/Donaldson, Lufkin & Jenrette (DLJ) in New York from 1997 to 2001 where he executed mergers & acquisitions, high yield debt and initial public offering transactions for leveraged buy-outs and technology companies. From 1994 to 1997, Mr. Lin worked as an associate with Sullivan & Cromwell LLP. Mr. Lin is also a director of several SAIF Partners’ portfolio companies, which include NVC Lighting Holding Limited, Jiangxi Runtian Beverage LLC, Vienna Hotel Group Limited and Best Elite International Limited. Mr. Lin holds a Bachelor’s degree in Economics from Stanford University and a Juris Doctor degree from Harvard Law School. Mr. Lin has the relevant experiences and expertise to serve as a director for the company.

XINGMING ZHANG. Mr. Zhang has been our director since June 11, 2010. Mr. Zhang has severed as an executive director of investment banking in Guotai Junan Securities Co., Ltd. ("Guotai"), one of the largest investment banking and securities companies in China, since March, 2009. Mr. Zhang is mainly in charge of the investment banking services of Guotai in the transportation industry including financing, IPO, restructuring and M&A. From May 2006 to March 2009, Mr. Zhang worked as the executive director of Antaeus Capital Inc.’s China office, which is a full service securities brokerage and investment banking firm. From 2003 to 2006, he worked as General Manager of the Investment Department of China Landgent Group, a company engaged in the business of real estate development and education industry. Mr. Zhang holds a Bachelor’s degree in material science from Tsinghua University and a Master’s degree in economics and management from Tsinghua University. Mr. Zhang is a qualified securities practitioner and a charted representative of underwriters in China. Mr. Zhang has the relevant experiences and expertise to serve as a director for the company.

In connection with the private placement transaction consummated on July 17, 2008, we and our two major shareholders, Karmen Investment Holdings Limited and Leguna Verde Investments Limited (the “Major Shareholders”), entered into a voting agreement (the “Voting Agreement”) with SAIF Partners (“SAIF”), pursuant to which, among other things, SAIF Partners and the Major Shareholders agreed, during the term of the Voting Agreement, to vote, or cause to be voted, all shares owned by them, to ensure that Mr. Lin will be elected as a director of the Company. This Voting Agreement continues in effect until SAIF Partners beneficially owns fewer than 50% of the number of shares of Common Stock purchased in connection with the private placement transaction.

Except as noted above, there are no other arrangements or understanding between any of our executive officers or directors and any other person pursuant to which such executive officer or director was or is to be selected as an officer or a director.

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

Board Composition and Committees

The Company is governed by the Board of Directors that currently consists of seven members: Shudong Xia, Danxia Huang, Jay Trien, Zhongsu Chen, Dan Liu, Brandon Ho-Ping Lin and Xingming Zhang. Since May 2008, the Board has established three Committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee is comprised entirely of our independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the committees which is available on the Company’s website www.chinatransinfo.com. Printed copies of each of our committee charters may be obtained, without charge, by contacting the Corporate Secretary, China TransInfo Technology Corp., 9th Floor, Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing, China 100191.

Audit Committee

Our Audit Committee consists of three members: Jay Trien, Zhongsu Chen and Dan Liu. Mr. Trien is the Chair of the Audit Committee. Each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an ‘‘independent director’’ within the meaning of applicable NASDAQ listing standards. Each Audit Committee member meets NASDAQ’s financial literacy requirements, and the Board has further determined that Mr. Jay Trien (i) is ‘‘audit committee financial expert’’ as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC, and (ii) also meet NASDAQ’s financial sophistication requirements.

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

Compensation Committee

Our Compensation Committee consists of three directors, Zhongsu Chen, Dan Liu and Brandon Ho-Ping Lin. Mr. Liu is the Chair of the Compensation Committee. The members of the Compensation Committee are all independent directors within the meaning of applicable NASDAQ listing standards.

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

Governance and Nominating Committee

Our Governance and Nominating Committee consists of three directors: Zhongsu Chen, Dan Liu and Brandon Ho-Ping Lin. Mr. Chen is the Chair of the Governance and Nominating Committee. The members of our Governance and Nominating Committee are all independent directors within the meaning of applicable NASDAQ listing standards.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2010 fiscal year.

Code of Ethics

On April 30, 2007, our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14 to our current report on Form 8-K filed on May 14, 2007 and is also available on our website, http://www.chinatransinfo.com. Any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2010 and 2009: Shudong Xia, our Chief Executive Officer, President and Chairman, and Zhihai Mao, who was our Chief Financial Officer between January 1, 2008 and October 31, 2010. No other executive officers received total compensation in excess of $100,000 in either fiscal year.

				Stock
		Salary	Bonus	Awards		Total
Name and Principal Position	Year	($)	($)	($)		($)
Shudong Xia	2010	16,364	6,694	-		23,058
CEO, President and Chairman	2009	15,813		-		15,813

Zhihai Mao	2010	91,508		137,259	(1)	228,767
Former Chief Financial Officer	2009	109,810		183,512	(1)	293,322

(1)

The amounts in this column reflect the aggregate grant date fair values of Restricted Stock, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by Mr. Mao. Assumptions used in the calculation of these values are included in Note 11 to our audited financial statements included in this annual report. On October 31, 2010, Mr Mao resigned from the CFO position.

Additional Narrative Disclosure

Our VIE Entity, PKU has employment agreements with the following executive officers:

Shudong Xia, our CEO, Secretary and President’s employment agreement became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Xia's employment agreement was renewed for a two-year term ended December 31, 2009. On July 10, 2009, Mr. Xia entered into a new employment agreement with a five-year term ending July 9, 2014. Mr. Xia is receiving RMB 9,000 per month (approximately $1,297) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

Zhiping Zhang, our Vice President of Research and Development’s labor contract became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Zhang's employment agreement was renewed for a two-year term ended December 31, 2009. On July 10, 2009, Mr. Zhang entered into a new employment agreement with a five-year term ending July 9, 2014. Mr. Zhang is receiving RMB 10,000 per month (approximately $1,442) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

Zhibin Lai, our Vice President’s labor contract became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Lai's employment agreement was renewed for a two-year term ended December 31, 2009. On July 10, 2009, Mr. Lai entered into a new employment agreement with a five-year term ending July 9, 2014. Mr. Lai is receiving RMB 9,000 per month (approximately $1,297) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

Danxia Huang, our Vice President of Operations’ labor contract became effective January 1, 2006 and expired on December 31, 2007. On the same date, Ms. Huang's employment agreement was renewed for a two-year term ended December 31, 2009. On July 10, 2009, Ms. Huang entered into a new employment agreement with a five-year term ending July 9, 2014. Ms. Huang is receiving RMB 8,000 per month (approximately $1,153) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration.

On December 21, 2010, the Company and Mr. Rong Zhang entered into an employment agreement, which became effective on January 1, 2011. The term of the employment agreement is for four years, after which Mr. Zhang’s employment is “at will” and either the Company or Mr. Zhang may terminate the employment with or without cause or advance notice. The employment agreement provides, among other things, that Mr. Zhang’s annual base salary is RMB 737,700 (approximately $111,000) (the “Base Salary”). During the term of the employment agreement, if Mr. Zhang terminates his employment for any reason or if the Company terminates the employment due to death, permanent disability, or with cause, Mr. Zhang will be entitled only to the Base Salary through the date of the termination and any other benefits legally required to be paid to Mr. Zhang. “Cause” is defined generally to include crime, dishonesty, embezzlement, continuing inability or refusal to perform reasonable duties, and moral turpitude. The employment agreement also contains covenants prohibiting Mr. Zhang from competing with the Company, disclosing any confidential information of the Company and soliciting the Company’s customers and employees, both during his employment and for specified periods after the termination of employment.

On January 3, 2011, the Company and Mr. Zhang entered into a stock option agreement. Pursuant to the terms of the stock option agreement, Mr. Zhang was granted a nonstatutory option under the Company’s 2009 Equity Incentive Plan to purchase 504,901 shares of common stock of the Company at an exercise price of $4.85 per share, which was the closing price per share of the Company’s common stock as reported on the Nasdaq Global Market on such date. The option has a term of five years and expires on January 3, 2016. The option vests in equal installments on a quarterly basis over a four-year period beginning on January 3, 2011. According to the stock option agreement, in the event Mr. Zhang’s employment with the Company is terminated for any reason except for death or disability, he may exercise the option only to the extent that the option would have been exercisable on the termination date and no later than three months after the termination date. If Mr. Zhang’s employment is terminated because of his death or disability, the option may be exercised only to the extent that such option would have been exercisable by Mr. Zhang on the termination date and must be exercised by Mr. Zhang no later than twelve months after the termination date. If Mr. Zhang is terminated for cause as defined in the stock option agreement, the option will terminate immediately. In no event will this option be exercised later than January 3, 2016.

On January 26, 2011, the Company and Mr. Shan Qu entered into an employment agreement. The term of the employment agreement is for four years, after which Mr. Qu’s employment is “at will” and either the Company or Mr. Qu may terminate the employment with or without cause or advance notice. The employment agreement provides, among other things, that Mr. Qu’s annual base salary is RMB 480,000 (approximately $72,727) (the “Base Salary”). During the term of the employment agreement, if Mr. Qu terminates his employment for any reason or if the Company terminates the employment due to death, permanent disability, or with cause, Mr. Qu will be entitled only to the Base Salary through the date of the termination and any other benefits legally required to be paid to Mr. Qu. “Cause” is defined generally to include crime, dishonesty, embezzlement, continuing inability or refusal to perform reasonable duties, and moral turpitude. The employment agreement also contains covenants prohibiting Mr. Qu from competing with the Company, disclosing any confidential information of the Company and soliciting the Company’s customers and employees, both during his employment and for specified periods after the termination of employment.

On January 26, 2011, the Company and Mr. Qu also entered into a stock option agreement. Pursuant to the terms of the stock option agreement, Mr. Qu was granted a nonstatutory option under the Company’s 2009 Equity Incentive Plan to purchase 300,000 shares of common stock of the Company at an exercise price of $4.82 per share, which was the closing price per share of the Company’s common stock as reported on the Nasdaq Global Market on such date. The option has a term of five years and expires on January 26, 2016. The shares underlying the option will vest in four equal installments on each of the first, second, third and fourth anniversary of the vesting commencement date and will only vest if Mr. Qu achieves above 80% of the performance goals determined by the Company at the beginning of each fiscal year. According to the stock option agreement, in the event Mr. Qu’s employment with the Company is terminated for any reason except for death or disability, he may exercise the option only to the extent that the option would have been exercisable on the termination date and no later than three months after the termination date. If Mr. Qu’s employment is terminated because of his death or disability, the option may be exercised only to the extent that such option would have been exercisable by Mr. Qu on the termination date and must be exercised by Mr. Qu no later than twelve months after the termination date. If Mr. Qu is terminated for cause as defined in the stock option agreement, the option will terminate immediately. In no event will this option be exercised later than January 26, 2016.

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

Outstanding Equity Awards at Fiscal Year End

No executive officers received unexercised options, stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2010.

Compensation of Directors

The following table sets forth information concerning all compensation paid to our directors who were not also employed by us for services rendered in all capacities for the year ended December 31, 2010.

Name	Fees Earned or	Option Awards		Total($)
	Paid in Cash ($)	($)
Jay Trien	30,000	29,408	(1)	59,408
Zhongsu Chen	14,056	29,408	(1)	43,464
Dan Liu	20,000	-		20,000
Brandon Ho-Ping Lin	1,8000	8,630	(1)	26,630
Xingming Zhang	4,393	12,311		16,704
Dongyuan Yang(2)	7,321	-		7,321

(1)

Pursuant to a stock option repricing under the Plan, on June 1, 2009, we cancelled all of the outstanding stock options with an exercise price of $6.5 that the Company granted to these three directors to purchase an aggregate 90,000 shares of our common stock and replaced with the same amount of stock options with an exercise price of $5.09. The amount reported in the “Option Awards” column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the stock options awarded to each director in 2009. These are not amounts paid to or realized by each of the relevant directors. Assumptions used in the calculation of these values are included in Note 11 to our audited financial statements included in this annual report.

(2)

Mr. Dongyuan Yang did not stand for re-election to the Board at our 2010 Annual Meeting of Stockholders held on June 11, 2010. The compensation disclosed herein is his compensation for serving as our director from January 1, 2010 to June 11, 2010.

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

On June 14, 2010, the Company entered into an independent director contract with Mr. Xingming Zhang. Under the terms of the contract, the Company agreed to pay Mr. Zhang an annual fee of RMB 60,000 (approximately $8,785), as compensation for the services to be provided by Mr. Zhang as a director of the Company. The Company also entered into a stock option agreement under the Company's 2009 Equity Incentive Plan with Mr. Zhang, under which the Company agreed to grant a stock option to Mr. Zhang for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.03. The options vest in equal installments on a quarterly basis over a three-year period.

We also reimburse our directors for reasonable travel expenses related to attendance at board and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of China TransInfo Technology Corp., 9th Floor, Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing, China 100191.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Shudong Xia	Chief Executive Officer, President, and Chairman	Common Stock, $0.001 par value	6,245,242(3)	24.71%
Rong Zhang	Chief Financial Officer	Common Stock $0.001 par value	0	*
Danxia Huang	Vice President of Operations, Treasurer and Director	Common Stock $0.001 par value	509,896	2.02%
Zhibin Lai	Vice President	Common Stock $0.001 par value	634,378	2.51%
Zhiping Zhang	Vice President of Research and Development	Common Stock $0.001 par value	628,088	2.49%
Shan Qu	Vice President	Common Stock $0.001 par value	0	*
Jay Trien	Director	Common Stock $0.001 par value	30,000	*
Zhongsu Chen	Director	Common Stock $0.001 par value	30,000	*
Dan Liu	Director	Common Stock $0.001 par value	0	*

Brandon Ho-Ping Lin	Director	Common Stock $0.001 par value	25,000	*
Xingming Zhang	Director	Common Stock $0.001 par value	7,500	*
All officers and directors as a group (11 persons named above)		Common Stock $0.001 par value	8,110,104	32.9%
5% Securities Holder
Leguna Verde Investments, Ltd. P.O. Box 3444 Road Town, Tortola British Virgin Islands		Common Stock $0.001 par value	1,275,218(4)	5.05%
Karmen Investment Holdings, Ltd P.O. Box 3444 Road Town, Tortola British Virgin Islands		Common Stock $0.001 par value	6,005,242(3)	23.76%
SAIF Partners III L.P. #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		Common Stock $0.001 par value	4,151,152(5)	16.43%
Andrew Y. Yan #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		Common Stock $0.001 par value	4,151,152(5)	16.43%
Total Shares Owned by Persons Named above:		Common Stock $0.001 par value	13,536,474	53.57%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the ordinary shares.

(2)

A total of 25,270,069 shares of Common Stock as of March 28 2011 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 23.76% shares of Common Stock owned by Karmen Investment Holdings Ltd., which is wholly-owned by East Action Investment Holdings Ltd. of which Shudong Xia is a 68% shareholder. Mr. Xia may be deemed to be a beneficial owner of the shares held by Karmen Investment Holdings Ltd.

(4)

Chuang Yang is the owner of Leguna Verde Investments, Ltd. and exercises voting and investment power over the shares owned by Leguna Verde Investments, Ltd. Mr. Yang may be deemed to be a beneficial owner of the shares held by Leguna Verde Investments, Ltd.

(5)

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 29, 2009, our stockholders approved China TransInfo Technology Corp. 2009 Equity Incentive Plan (the "Plan") at the Company’s 2009 Annual Meeting of Stockholders, whereby we are authorized to issue shares of our common stock to certain employees, consultants and directors. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 3,000,000 shares. The following table includes the information as of the end of fiscal year 2010 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)	Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,230,900(1)	7.40	1,619,100
Equity compensation plans not approved by security holders	-	-	-
Total	1,230,900(1)	7.40	1,619,100

(1)

Pursuant to a stock option repricing under the Plan, on June 1, 2009, we cancelled all of the outstanding stock options with an exercise price of $6.5 that the Company granted to certain of its directors to purchase 90,000 shares of our common stock and replaced with the same amount of stock options with an exercise price of $5.09. We also granted to our employee, Fan Zhou a stock option with an exercise of $5.09 to purchase 30,000 shares of our commons stock pursuant to the Plan. On November, 2009, pursuant to the Plan, we granted to our certain employees stock options with an exercise of $7.69 to purchase an aggregate of 1,791,600 shares of our common stock. On June 14, 2010, pursuant to the Plan, we granted to Xingming Zhang stock options with an exercise of $6.03 to purchase an aggregate of 30,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On September 8, 2009, our CEO and Chairman, Shudong Xia, entered into an equity transfer agreement with Unisplendour Corporation Limited ("Unisplendour"), pursuant to which Mr. Xia acquired 35.17% of the equity interest in UNISITS from Unisplendour for a cash price of RMB 44.4 million (approximately $6.53 million). Pursuant to the equity transfer agreement, Mr. Xia pay 50% of the purchase price to Unisplendour within five (5) business days after the agreement became effective. The rest 50% of the purchase price was paid by Mr. Xia within forty-five (45) days after the completion of registration of Mr. Xia as a shareholder of UNISITS with the relevant governmental authority in China.

On the same day, Mr. Xia entered into an option agreement with the Group Company, pursuant to which, Mr. Xia granted to the Group Company a perpetual option to purchase all or a part of his equity interests in UNISITS at an exercise price (the "Exercise Price") of RMB 44.4 million (approximately $6.53 million). In exchange, the Group Company agreed to pre-pay to Mr. Xia the Exercise Price within 45 business days following the date of this option agreement. In addition, in order to ensure its fulfillment of the obligations under the option agreement, Mr. Xia pledged all of his equity interests in UNISITS to the Group Company for five years (the "Term of Pledge"). The Group Company may exercise the option at any time commencing on the day following of the expiration of the Term of Pledge. Under the option agreement, Mr. Xia also agreed to grant the Group Company a right to collect the dividends from his equity interests in UNISITS and any dividends paid upon such equity interests will be immediately delivered by Mr. Xia to the Group Company.

On March 22, 2010, we and the Group Company entered into several certain equity transfer agreements with several individual shareholders of UNISITS, pursuant to which the Group Company acquired 30.85% equity interest in UNISITS. According to the equity transfer agreements, the Group Company purchased approximately 16.23 million shares of UNISITS in exchange for RMB 4.41 million (approximately US$0.65 million), 40% of which was paid within seven days after the effective date of the equity transfer agreements, and approximately 1.16 million shares of our Common Stock, which were issued within 30 days of the effective date of the equity transfer agreements.

On February 21, 2010, we entered into a securities purchase agreement with our ten percent shareholder, SAIF Partners, pursuant to which we sold a total of 1,564,945 shares of common stock for an aggregate purchase price of $10,000,000. The shares were priced at $6.39 per share.

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

Parents of the Company

Karmen Investment Holdings Ltd. currently owns 23.76% of China TransInfo Technology Corp.

Director Independence

Jay Trien, Zhongsu Chen, Dan Liu, Brandon Ho-Ping Lin and Xingming Zhang each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of Listing Rules of The Nasdaq Stock Market, Inc.. Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) Audit Committee, (ii) Compensation Committee and (iii) Governance and Nominating Committee. Each of the three standing committees is solely comprised of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following table sets forth the aggregate fees billed to us by BDO China Li Xin Da Hua CPA Co., Ltd. (formerly known as Dahua Delu) (“BDO China Li Xin”) for fiscal years 2010 and 2009:

	2010	2009

Audit fees(1)	$$250,000	$130,000
Audit-related fees(2)	31,277	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	281,277	130,000

The following table sets forth the aggregate fees billed to us by Simon & Edward, LLP for fiscal years 2010 and 2009:

	2010	2009

Audit fees(1)	$-	$110,000
Audit-related fees(2)	-	28,948
Tax fees(3)	-	-
All other fees(4)	-	-
Total	-	138,948

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

During the Company’s fiscal years ended December 31, 2008 and 2007 and during the subsequent interim period through November 23, 2009, there were (1) no disagreements with Simon & Edward, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Simon & Edward, LLP, would have caused Simon & Edward, LLP to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

We have requested and received from Simon & Edward, LLP a letter, dated November 30, 2009, addressed to the Securities and Exchange Commission stating whether or not Simon & Edward, LLP agrees with the above statements. A copy of this letter was attached as Exhibit 16.1 to the Company’s Form 8-K filed on November 30, 2009.

During the Company’s fiscal years ended December 31, 2008 and 2007 and through the subsequent interim period to November 23, 2009, the Company did not consult BDO China Li Xin with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company or oral advice was provided that BDO China Li Xin concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Audit Committee pre-approved the audit services performed by BDO China Li Xin for our consolidated financial statements as of and for the year ended December 31, 2010. Our Audit Committee delegated its pre-approval authority regarding the non-audited services to its Chair. There were no non-audit services performed by BDO China Li Xin for the year ended December 31, 2010.

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

2.1

Share Exchange Agreement, dated May 14, 2007, among the registrant, Cabowise International Ltd., its shareholders, Weicheng International Inc. and Foster Growth Ltd [Incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 14, 2007]

3.1

Amended and Restated Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on December 19, 2003. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 10-KSB filed on March 31, 2005]

3.2

Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on August 20, 2007. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 23, 2007]

3.3	Amended and Restated Bylaws of China TransInfo Technology Corp., adopted May 1, 2008. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 6, 2008]

4.1

Registration Rights Agreement, by and between China TransInfo Technology Corp. and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on July 18, 2008]

4.2	Common Stock Purchase Warrant issued to Antaeus Capital, Inc., dated May 14, 2007. [Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 14, 2007]

10.1

Standard Contracts with Employees - Labor Contract between employees and Beijing Jinzhengdong Human Resources Consultant Co., Ltd [Incorporated by reference to Exhibit 10.20 to the registrant’s current report on Form 8-K filed on May 14, 2007]

10.2	Labor Contract between Xia Shudong and Beijing PKU Chinafront Technology Co., Ltd [Incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K filed on May 14, 2007]

10.3	Labor Contract between Huang Danxia and Beijing PKU Chinafront Technology Co., Ltd. .[Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on May 14, 2007]+

10.4	Labor Contract between Lai Zhibin and Beijing PKU Chinafront Technology Co., Ltd. .[Incorporated by reference to Exhibit 10.23 to the registrant’s current report on Form 8-K filed on May 14, 2007]+

10.5	Labor Contract between Zhang Zhiping and Beijing PKU Chinafront Technology Co., Ltd. .[Incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K filed on May 14, 2007]+

10.6

China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 6, 2008]+

10.7

China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 6, 2008]+

10.8

China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 6, 2008]+

10.9

Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Jay Trien. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on May 6, 2008]+

10.10

Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 6, 2008]+

10.11

Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 6, 2008]+

10.12

Equity Transfer Agreement, dated May 9, 2008, by and among Xu Wang, Tieying Zhao and PKU. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on May 13, 2008]

10.13

Equity Transfer Agreement, dated May 22, 2008, by and among Beijing Marine Communication & Navigation Company, China TranWiseway Information Technology Co., Ltd. and Beijing PKU Chinafront High Technology Co., Ltd [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 29, 2008]

10.14

Securities Purchase Agreement, by and among China TransInfo Technology Corp., Beijing PKU Chinafront High Technology Co., Ltd. and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 18, 2008]

10.15

Voting Agreement, by among China TransInfo Technology Corp., Karmen Investment Holdings Limited, Leguna Verde Investments Limited and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 18, 2008]

10.16

Cooperation Agreement, dated August 6, 2006, between Beijing PKU Chinafront Technology Co., Ltd. and Earth and Space College, Peking University. [Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on May 14, 2007]

10.17

Loan Agreement, dated June 17, 2008, by and between China TransInfo Technology Corp. and Beijing Bank, Youyi Branch. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2008]

10.18

Equity Transfer Agreement, dated September 16, 2008, by and among Beijing Zhangcheng Culture and Media Co., Ltd., Sun Jian, Xin Yibo and Zhu Juntao. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 19, 2008]

10.19

China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 2, 2008]+

10.20

China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Dongyuan Yang. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 2, 2008]+

10.21

Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 2, 2008]+

10.22

Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Dongyuan Yang. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 2, 2008]+

10.23

Equity Transfer Agreement, dated October 1, 2008, by and among Beijing PKU Chinafront High Technology Co., Ltd. and Qing Lu, Xiaohong Chen, Hangfei Lin, Gang Li, Jianzhong Zhang and Jieqing Guo. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 7, 2008]

10.24

Equity Transfer Agreement, by and between Oriental Intra-Asia Entertainment (China) Limited and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.25

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.26

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.27

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.28

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.29

Equity Transfer Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and China TransInfo Technology Group Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.30

Exclusive Technical Development and Consulting Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.31

Equity Pledge Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.32

Option Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.33	Power of Attorney, signed by Shudong Xia, dated February 3, 2009. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.34	Power of Attorney, signed by Zhiping Zhang, dated February 3, 2009. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.35	Power of Attorney, signed by Zhibin Lai, dated February 3, 2009. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.36	Power of Attorney, signed by Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on February 6, 2009]

10.37

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

10.38

English Translation of Equity Transfer Agreement, by and between Shudong Xia and Unisplendour Corporation Limited, dated September 8, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 14, 2009]

10.39

Option Agreement, by and between Shudong Xia and China TransInfo Technology Group Co., Ltd., dated September 8, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on September 14, 2009]

10.40

English Translation of the Short-term Loan Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and Huaxia Bank, Zhichunlu Branch, dated September 29, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009]

10.41

English Translation of Lease Agreement, by and between China TransInfo Technology Group Co., Ltd. and Beijing Weishi Hotel Management Co. Ltd., dated August 18, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009]

10.42

English Translation of Acting in Concert Agreement, by and among China TransInfo Technology Group Co., Ltd. and four individual directors of Beijing UNISITS Technology Co., Ltd. dated September 2009. [Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009]

10.43

Securities Purchase Agreement, dated February 21, 2010, by and between the Company and SAIF Partners III L.P [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 23, 2010]

10.44

English Translation of Equity Transfer Agreement, by and among the Group Company and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 26, 2010]

10.45

English Translation of Equity Transfer Agreement, by and among the Company, the Group Company, Shih Ming Holdings Limited and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 26, 2010]

10.46

English Translation of Equity Transfer Agreement, by and among the Company, the Group Company, Large Crown Holdings Limited and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 26, 2010]

10.47

China TransInfo Technology Corp. Independent Director Contract, dated as of June 14, 2010, by and between China TransInfo Technology Corp. and Xingming Zhang. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 17, 2010]+

10.48

Indemnification Agreement, dated as of June 14, 2010, by and between China TransInfo Technology Corp. and Xingming Zhang. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 17, 2010]+

10.49

China TransInfo Technology Corp. Stock Option Agreement, dated as of June 14, 2010, by and between China TransInfo Technology Corp. and Xingming Zhang. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on June 17, 2010]+

10.50

Loan Agreement, dated June 21, 2010, by and between Beijing PKU Chinafront High Technology Co.,Ltd. and Bank of Beijing, Zhongguancun Branch. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 25, 2010]

10.51

English Translation of Loan Agreement, dated November 29, 2010, by and between China TranWiseway Technology Co., Ltd. and Zhongguancun Haidianyuan Branch of Bank of Beijing Co., Ltd [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 3, 2010]

10.52

Employment Agreement by and between China TransInfo Technology Corp. and Roger (Rong) Zhang, dated December 21, 2010. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 28, 2010]+

10.53

Stock Option Agreement by and between China TransInfo Technology Corp. and Rong Zhang, dated January 3, 2011. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 7, 2011]+

10.54	Employment Agreement by and between China TransInfo Technology Corp. and Shan Qu, dated January 26, 2011.*+

10.55	Stock Option Agreement by and between China TransInfo Technology Corp. and Shan Qu, dated January 26, 2011.*+

21	Subsidiaries of the Company.*

23.1	Consent of BDO China Li Xin Da Hua CPA Co., Ltd., Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

+ Represents management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 29, 2011

CHINA TRANSINFO TECHNOLOGY CORP.

By:	/s/ Shudong Xia
Shudong Xia
Chief Executive Officer

By:	/s/ Rong Zhang
Rong Zhang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Shudong Xia and Rong Zhang, and each or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title	Date

/s/ Shudong Xia	Chairperson, Chief Executive Officer, President and Secretary	March 29, 2011
Shudong Xia	(Principal Executive Officer)

/s/ Rong Zhang	Chief Financial Officer	March 29, 2011
Rong Zhang	(Principal Financial and Accounting Officer)

/s/ Danxia Huang	Vice President of Operations, Treasurer and Director	March 29, 2011
Danxia Huang

/s/ Zhibin Lai	Vice President	March 29, 2011
Zhibin Lai

/s/ Zhiping Zhang	Vice President of Research and Development	March 29, 2011
Zhiping Zhang

/s/ Shan Qu	Vice President	March 29, 2011
Shan Qu

/s/ Jay Trien	Director	March 29, 2011
Jay Trien

/s/ Zhongsu Chen	Director	March 29, 2011
Zhongsu Chen

/s/ Dan Liu	Director	March 29, 2011
Dan Liu

/s/ Brandon Ho-Ping Lin	Director	March 29, 2011
Brandon Ho-Ping Lin

/s/ Xingming Zhang	Director	March 29, 2011
Xingming Zhang

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
China TransInfo Technology Corp.
Beijing, China

We have audited the accompanying consolidated balance sheets of China TransInfo Technology Corp. as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China TransInfo Technology Corp. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

BDO China Li Xin Da Hua CPA Co., Ltd.
Shenzhen, P.R.C.
March 29, 2011

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$43,916,597	$27,400,420
Restricted cash	3,131,660	1,591,076
Accounts receivable, net of allowance for doubtful accounts of $92,749 and $38,209, respectively	26,881,280	14,968,778
Inventory	1,079,221	482,286
Cost and estimated earnings in excess of billings on uncompleted contracts	38,626,089	33,853,708
Prepayments	18,551,801	5,871,997
Other receivables	10,632,452	8,416,096
Deferred tax assets	25,508	28,715
Total current assets	142,844,608	92,613,076

Long-term investments	8,760,692	8,027,122
Property and equipment, net	10,878,276	10,541,486
Intangible assets, net	7,402,829	4,494,781
Goodwill	10,319,768	9,979,631
Other assets	319,679	826,671

Total assets	$180,525,852	$126,482,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$32,296,459	$20,728,539
Short-term borrowings from banks	13,728,850	7,481,700
Loans payable to related parties	-	-
Billings in excess of costs and estimated earnings on uncompleted contracts	14,080,475	17,021,936
Accrued liabilities and other current liabilities	8,988,180	3,022,140
Total current liabilities	69,093,964	48,254,315

Other long-term liability	200,699	389,489
Total liabilities	69,294,663	48,643,804
Commitments and contingencies
Stockholders' equity :
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized , 25,270,069 and 22,452,745 issued and outstanding, respectively	25,270	22,453
Additional paid-in capital	42,887,452	25,253,666
Retained earnings	47,417,481	31,948,323
Noncontrolling interests	15,873,242	18,499,475
Accumulated other comprehensive income	5,027,744	2,115,046

Total stockholders' equity	111,231,189	77,838,963

Total liabilities and stockholders' equity	$180,525,852	$126,482,767

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009
Revenues	$122,727,958	$63,686,121
Cost of sales	80,279,465	38,310,183
Gross profit	42,448,493	25,375,938
Selling, general and administrative expenses	22,481,758	11,667,895
Income from operations	19,966,735	13,708,043
Other income (expense):
Interest income	127,468	109,744
Interest expense	(470,711)	(244,574)
Subsidy income	1,574,928	1,730,291
Other income (expense), net	(54,443)	91,439
Total other income	1,177,242	1,686,900
Income before income taxes, non-controlling interests, and gain on equity investments in affiliates	21,143,977	15,394,943
Income tax expense provision	2,074,187	677,355
Net income before non-controlling interests and gain on equity investments in affiliates	19,069,790	14,717,588
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	1,307,679	1,793,387
Net income before non-controlling interests	20,377,469	16,510,975
Non-controlling interests in net income of subsidiaries	4,908,311	3,536,876
Net income - controlling interests	$15,469,158	$12,974,099
Weighted average number of common shares of outstanding
Basic	24,647,707	22,333,765
Diluted	24,683,208	22,505,641
Earnings per share -
Basic	$0.63	$0.58
Diluted	$0.63	$0.58

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income, including non-controlling interest	$15,469,158	$12,974,099
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interests	4,908,311	3,536,876
Depreciation and amortization expenses	2,007,246	1,320,031
Stock-based compensation	1,160,016	505,464
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	(1,307,679)	(1,793,387)
Loss on disposal of property and equipment	(1,615)	9,164
Allowance for doubtful accounts	51,918	5,767
Deferred income tax	4,081	189,586
(Increase) Decrease in assets:
Restricted cash	(1,449,515)	634,402
Accounts receivable	(11,171,621)	(1,793,525)
Inventory	(566,109)	(414,369)
Prepayments	(12,215,219)	3,944,172
Other receivables	(3,224,644)	(1,169,751)
Cost and estimated earnings in excess of billings on uncompleted contracts	(3,528,851)	(16,350,203)
Other assets	564,805	(678,646)
Decrease (Increase) in liabilities:
Accounts payable	10,592,767	3,687,044
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,434,336)	3,974,128
Accrued liabilities and other current liabilities	6,007,590	242,993
Net cash provided by operating activities	3,866,303	8,823,845

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	Years Ended December 31,
	2010	2009
Cash flows from investing activities:
Cash from acquisitions	$73,970	$12,210,500
Proceeds from disposal of property and equipment	64,861	5,412
Refund from prepayment of building		1,217,457
Purchases of property and equipment	(1,841,087)	(2,669,035)
Payments for acquisition of companies	(260,966)	(6,545,403)
Purchases of intangible assets	(2,933,180)	(2,543,933)
Dividends from equity or cost investees	822,855
Net cash provided by (used in) investing activities	(4,073,547)	1,674,998

Cash flows from financing activities:
Proceeds from short-term borrowings	13,388,570	7,330,500
Payments of short-term borrowings	(7,544,940)	(2,932,200)
Minority shareholders' capital contribution	209,335	87,960
Payment of dividends from subsidiaries' and variable interest entity	(51,779)	(2,791,434)
Proceeds from issuing shares	10,000,000	-
Payments of transaction costs related shares issuance	(611,601)	(32,500)
Proceeds from (payments to) related parties		(528,161)
Net cash provided by financing activities	15,389,585	1,134,165

Effect of foreign currency exchange translation	1,333,836	(355,052)

Net increase in cash	16,516,177	11,277,956

Cash and cash equivalents – beginning	27,400,420	16,122,464
Cash and cash equivalents – ending	$43,916,597	$27,400,420

Supplemental disclosures:
Interest paid	$416,554	$228,899
Income taxes paid	$787,449	$21,819

The accompanying notes are an integral part of the financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2009	22,187,314	22,187	24,654,890	18,974,224	2,499,893	1,465,743	47,616,937
Reduction of noncontrolling interest due to restructuring			126,078			(126,078)	-
Paid Transaction Cost debit to APIC			(32,500)				(32,500)
Issuance of common stock on cashless exercise of warrants	177,931	178	(178)				-
Issuance of restricted shares	87,500	88	(88)				-
Stock-based compensation			505,464				505,464
Increase in noncontrolling interest of newly acquired subsidiaries including a subsidiary's subsidiaries						13,740,228	13,740,228
Minority shareholder's capital contribution pursuant to capital increase in subsidiaries						87,960	87,960
Cash dividends distributed by subsidiary of subsidiary						(205,254)	(205,254)
Translation adjustments					(384,847)		(384,847)
Net income for the year				12,974,099		3,536,876	16,510,975
Balance, January 1, 2010	22,452,745	22,453	25,253,666	31,948,323	2,115,046	18,499,475	77,838,963
Reduction of noncontrolling interest due to restructuring							-
Paid Transaction Cost debit to APIC			(611,255)				(611,255)
Issuance of common stock	1,564,945	1,565	9,998,435				10,000,000
Issuance of common stock on cashless exercise of warrants	40,448	40	(40)				-
Issuance of restricted shares	50,000	50	(50)				-
Stock-based compensation			1,160,016				1,160,016
Decrease in noncontrolling interest of previously acquired subsidiaries including a subsidiary's subsidiaries						(7,734,789)	(7,734,789)
Issuance of common stock for contingent payment in previously acquired subsidiaries including a subsidiary's subsidiaries	1,161,931	1,162	7,086,680				7,087,842
Minority shareholder's capital contribution pursuant to capital increase in subsidiaries						253,339	253,339
Cash dividends distributed by subsidiary of subsidiary						(53,094)	(53,094)
Translation adjustments					2,912,698		2,912,698
Net income for the year				15,469,158		4,908,311	20,377,469
Balance, December 31, 2010	25,270,069	$25,270	$42,887,452	$47,417,481	$5,027,744	$15,873,242	$111,231,189

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business—China TransInfo Technology Corp.(the “Company”), we, or us, was originally incorporated in Nevada on August 3, 1998, under the name R & R Ranching, Inc. to breed bison. At around March 2003, R & R Ranching Inc. sold its bison to Blue Sky Bison Ranch, Ltd.

The Company has experienced several corporate name changes: GloTech Industries, Inc. in March 2003, Intra-Asia Entertainment Corporation in December 2003, and China TransInfo Technology Corp. in August 2007.

On May 14, 2007, the Company entered into a share exchange agreement with Cabowise International Ltd. (“Cabowise”), a British Virgin Islands company, the stockholders of Cabowise, Weicheng International Inc. and Foster Growth Ltd. Pursuant to the share exchange agreement, the Company, among other things, agreed to issue to the stockholders of Cabowise an aggregate of 10,841,491 shares of its common stock in exchange for all of the issued and outstanding capital stock of Cabowise. In addition, Cabowise agreed to assign its option to purchase a majority equity interest in Beijing PKU Chinafront High Technology Co., Ltd.(“PKU”), to the Company’s indirect Chinese subsidiary Oriental Intra-Asia Entertainment (China) Limited (“Oriental Intra-Asia”).

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

PKU is in the business of providing Geography Information System (“GIS”), application services to the Chinese governments in the sectors of Transportation, Land and Resources, and Digital City. PKU offers GIS application services that cover GIS system planning, deployment, system construction, data testing, system audit and optimization, user’s manual and customer training, through self-developed GIS platform software products applicable for two-dimension and three-dimension system models. PKU was incorporated in Beijing, China on October 30, 2000.

In addition to PKU and subsidiaries, the Company has the following operating variable interest entities:

  Beijing Tian Hao Ding Xin Science and Technology Co., Ltd.(“Beijing Tian Hao”), was established on December 31, 2005 with registered capital of RMB 5 million (approximately $0.73 million). Beijing Tian Hao is engaged in the business of GIS application research and development.

  Beijing Zhangcheng Science & Technology Co., Ltd.(“Beijing Zhangcheng Science”), was established on October 12, 2007 with registered capital of RMB 10 million (approximately $1.46 million). Beijing Zhangcheng is engaged in the business of GIS application development for real time traffic information reporting.

  Beijing Zhangcheng Culture and Media Co., Ltd.(“Zhangcheng Media”), was set up on June 8, 2008 with registered capital of RMB 5 million (approximately $0.73 million). Zhangcheng Media is mainly engaged in taxi media advertising business.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

  Shanghai Yootu Information Technology Co., Ltd.(“Shanghai Yootu”), was established on February 6, 2007 with registered capital of RMB 2 million (approximately $0.29 million). Shanghai Yootu is engaged in the business of real time traffic data application research and development.

  China TranWiseway Technology Co., Ltd.(“China TranWiseway”), was established on June 28, 2004 with registered capital of RMB 0.5 million (approximately $0.07 million). China TranWiseway is engaged in the business of traffic surveying technology applications.

On September 8, 2009, Mr. Shudong Xia, Chairman and Chief Executive Officer of the Company, executed agreement to acquire a 35.17% equity interest in Beijing UNISITS Technology Co., Ltd.(“UNISITS”) from Unisplendour Corporation Limited (“Unisplendour”), with a cash payment of RMB 44.4 million (approximately $6.53 million). Subsequently, on September 8, 2009, China TransInfo Technology Group Co., Ltd.(the “Group Company”), a variable interest entity of the Company entered into an option agreement with Mr. Xia, under which Mr. Xia granted to the Group Company a perpetual option to acquire all of Mr. Xia's equity interest in UNISITS for RMB 44.4 million (approximately $6.53 million), which is the exercise price. The exercise price of the option was prepaid upon the granting of the option. Concurrently, the Group Company acquired from Mr. Xia the rights to his share of all future UNISITS dividends or other distributions. Mr. Xia pledged his equity interest in UNISITS to the Group Company for five years. The Group Company expects to exercise the option and take title to the equity interest now held by Mr. Xia upon the expiration of the five-year term of the pledge agreement when the option first becomes exercisable. In September 2009, the Group Company and four of five board directors of UNISITS entered into an Acting in Concert Agreement. The agreement allows the Group Company to govern the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group Company and its financials has been included in the Company’s consolidated financial statements.

On March 22, 2010, the Company and the Group Company entered into equity transfer agreements (“Equity Transfer Agreements”) with several individual shareholders (“Transferors”) of UNISITS, pursuant to which the Group Company acquired 30.85% equity interest in UNISITS from the Transferors. Pursuant to the Equity Transfer Agreements, the Group Company purchased approximately 16.23 million shares of UNISITS from the Transferors in exchange for RMB 4.41 million (approximately $0.65 million) in cash (“Cash Consideration”), 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of the Company common stock, which are issuable within 30 days of the effective date of the Equity Transfer Agreements. The Equity Transfer Agreements contain “make good” provisions, under which the Transferors agree to deposit a total of 697,162 shares (60% of total common stock consideration) of the Company common stock valued at $8.01 per share, which is the share price on acquisition date, for a total value of $5.58 million, with an escrow agent designated by the Company that the Transferors will receive as partial consideration for the acquisition. Specifically, if UNISITS’s 2010 after-tax net income under Chinese GAAP is less than RMB 37.50 million (approximately US$5.50 million) or its 2011 after-tax net income under Chinese GAAP is less than RMB 46.88 million (approximately US$6.86 million), then 50% of the shares of the Company common stock deposited by the Transferors in escrow will be returned to the Company for cancellation for each applicable year. In addition, for each applicable year as described above, the Company will not be required to pay the remainder of the Cash Consideration, which represents RMB 1.323 million (approximately US$0.19 million), or 30% of the total Cash Consideration, per year if UNISITS fails to meet the respective performance targets. Total consideration for this acquisition, including contingent consideration and stock, amounts to $9.95 million on the acquisition date.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Oriental Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise, its indirectly owned subsidiaries Oriental Intra-Asia, and the Company’s variable interest entities, or the VIE Entities, and the VIE Entities’ respective subsidiaries, including the Group Company, PKU, Beijing Tian Hao , Beijing Zhangcheng, Xinjiang Zhangcheng, Zhangcheng Media, China TranWiseway, Hunan Tran Wiseway, Hebei Tran Wiseway, Guizhou TranWiseway, Dajian Zhitong, Shanghai Yootu, UNISITS, Hangzhou Ziguang Jietong Technology Co., Ltd., Hangzhou UNISITS, Henan Ziguang Jietong Technology Co., Ltd.(“Henan UNISITS”), and Beijing Ziguang Jinzhidun Information Technology Co., Ltd. (“Beijing UNISITS”). All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

The consolidated financial statements include the accounts of VIE and VIE’s majority owned subsidiaries, which approximates 3% to 70% owned by noncontrolling interests. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

VIE Restructuring—Current Chinese laws restrict companies with foreign ownership to operate in three business areas that we recently entered into: online services, taxi advertising, and security and surveillance related business. In order to comply with the applicable Chinese laws, we determined to restructure our subsidiaries and entered into a series of commercial arrangements to allow the Company to operate in these restricted business areas (“Restructuring”). On February 3, 2009, as described below, through the Company’s indirect Chinese subsidiary, Oriental Intra-Asia and Oriental Intra-Asia’s former subsidiary, PKU, the Company entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., a company formed under Chinese law (the “Group Company”), pursuant to which we transferred all of the Company’s indirect equity interests in PKU and PKU’s subsidiaries to the Group Company. Established in China on May 26, 2008, the Group Company is wholly owned by four Chinese affiliates of the Company, Shudong Xia, our Chairman, CEO and President and the beneficial owner of approximately 43% of the Company’s outstanding capital stock, Zhiping Zhang, the Company’s Vice President of Research and Development, Zhibin Lai, the Company’s Vice President and Wei Gao, the designee of SAIF Partners III L.P., a 12% shareholder of the Company (the “Group Company Shareholders”).

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
DECEMBER 31, 2010

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

The main purpose of the Restructuring is to allow the Company to engage in online services, taxi advertising and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations. As a result of the Restructuring, the Company transferred all of the Company’s indirect equity interests in PKU and PKU’s subsidiaries to the affiliated Group Company and accordingly, PKU and PKU’s subsidiaries became direct and indirect subsidiaries of the Group Company, which is wholly owned by the Group Company Shareholders who are all Chinese citizens. Through contractual agreement, the Company acts as the primary beneficiary and maintains substantial control over the variable interest entities’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholders approval. Furthermore, as the primary beneficiary of the variable interest entities, the Company , under ASC Topic 810 “Consolidation (formerly FASB Interpretation No. 46 (R) “Consolidation of Variable Interest Entities”), the Company is entitled to consolidate the variable interest entities into the Company’s financial statements because the Contractual Arrangement provides the Company with the risks and rewards associated with equity ownership, even though the Company does not own any of the outstanding equity interests in any of the variable interest entities. As a result the Restructuring, the Company is able to engage in these three business areas through the variable interest entities and derive the economic benefits that the Company would otherwise have as the owner of variable interest entities while still complying with Chinese laws.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The following charts reflect our organizational structure as of December 31, 2010 and 2009, respectively:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Organizational Structure of the Company, as of December 31, 2010:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Organizational Structure of the Company, as of December 31, 2009:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

On October 19, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Shiji Yingli Science and Technology Co., Ltd. (“Shiji Yingli”) whereby Shiji Yingli agreed to contribute RMB 9.6 million (approximately $1.4 million) in cash and RMB 44.6 million (approximately $6.6 million) in intangible assets (mostly technology and intellectual property owned by Shiji Yingli) into the Group Company’s wholly owned subsidiary, Beijing Zhangcheng in exchange for a 49% equity interest in Beijing Zhangcheng. Under the procedure of Beijing Administration for Industry & Commerce (BAIC), the transaction is expected to be completed by the end of March, 2011. Following this transaction, the Group Company will retain a 51% majority ownership of Beijing Zhangcheng while Shiji Yingli will own the rest 49% equity interest.

On October 21, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Marine Communication & Information Co., Ltd. (“Beijing Marine”) and Zhongyuan Credit Guarantee Co., Ltd.(“Zhongyuan Credit”) whereby Zhongyuan Credit agreed, to contribute RMB 30 million (approximately $4.38 million) in cash into the Group Company’s majority-owned subsidiary, China TranWiseway in exchange for a 30% equity interest in China TranWiseway. Under the procedure of Beijing Administration for Industry & Commerce (BAIC), the transaction is expected to be completed by the end of March, 2011. Following this transaction, the Group Company will retain a 55% majority ownership of China TranWiseway while Beijing Marine and Zhongyuan Credit will own 15% and 30% equity interest in China TranWiseway, respectively.

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

Segment Information—ASC 280 requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

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

Long-Term Investments—The Company classifies long-term investments as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities, and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

The Company’s investments also include privately-held companies where quoted market prices are not available and as a result, the cost method, combined with other intrinsic information, is used to assess the fair value of the investment. If the carrying value is above the fair value of an investment at the end of any period, the investment is considered for impairment. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Amortization of Intangible Assets—Intangible assets primarily include the costs of capitalized R&D costs, costs for purchased intangibles and intangibles result from acquisitions. Purchased intangible costs are amortized on a straight-line basis over the estimated useful lives of the assets, which approximate 10 years. Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. With the exception of developed technology, these intangible assets are amortized using the straight-line method. Developed technology is amortized over the greater of (1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful life of the developed technology, and (2) the straight-line method over each developed technology’s remaining useful life. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

Intangible asset capitalized
For the year ended December 31, 2010 and 2009, the intangible asset capitalized but not yet amortized were $1,510,823 and $2,126,399, respectively.

Purchased assets from third parties for further research and development
The Company purchased software from third parties for further research and development for total cash consideration of $986,050 and $1,184,057 for the years ended December 31, 2010 and 2009, respectively.

Intangible asset capitalized through internal R&D or through acquisition and amortized
For the years ended December 31, 2010 and 2009, the intangible asset capitalized through internal R&D or through acquisition and amortized were $4,000,047 and $711,028, and the amortization expenses for these assets were $211,237 and $74,380, respectively.

The Company performed an annual impairment testing for indefinite-lived intangible assets during the twelve months ended December 31, 2010 and 2009, and the Company determined that there was no impairment in any of these years. The Company performs its annual impairment test as of the last day of the fiscal year. These impairment tests must be performed more frequently if there are triggering events.

Revenue Recognition—The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

The Company’s revenue of service fees are primarily fixed price contracts. Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion within the scope of ASC 605 and is consistently applied for all fixed price contracts. Such contracts include services provided for software development projects, IT outsourcing and solutions, system integration, and network integration services at fixed price arrangements with its customers. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. The company did not incur any deferred costs for the years ended December 31, 2010 and 2009. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Any advance payments received from its customers prior to recognition of revenue is classified as a current liability as billings in excess of costs and estimated earnings on incompleted contracts.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

For taxi media advertising revenue, the Company recognizes deferred revenue when cash is received, but the revenue has not yet been earned. The Company recognizes taxi media advertising revenue ratably over the period in which the advertisement is to be published.

The Company has very limited system maintenance and technology upgrade services for the systems/platforms we have built for clients. In most cases, such service revenue was secured on separate contracts basis. Such service revenues are recognized ratably over the service periods.

Research and Development—Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for the commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. As of December 31, 2010 and 2009, research and development expenses were capitalized in the amount of $4,776,643 and $2,126,399, respectively, and were included in intangible assets in the Company's consolidated balance sheet.

Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with ASC topic 718, Compensation–Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment), which requires the application of a fair-value-based measurement method in accounting for share-based payment transactions with employees. During 2010, we granted stock options as part of our key performer stock-based compensation program, as well as stock options or restricted stock units to management and directors. The vesting of stock option grants may be based on time, performance, market conditions, or a combination of performance and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

The fair values of restricted stock awards with time-based vesting, including restricted stock and restricted stock units, are generally based on the intrinsic values of the awards at the date of grant. As permitted under ASC topic 718, we use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Our assumed dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Our expected stock-price volatility assumption is based on recent (six to twelve months trailing) implied volatility calculations. These calculations are performed on exchange-traded options of our common stock. We believe that using a forward-looking market-driven volatility assumption will result in the best estimate of expected volatility. The assumed risk-free interest rate is the U.S. Treasury security rate with a term equal to the expected life of the option. The assumed expected life is based on company-specific historical experience. With regard to the estimate of the expected life, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

We estimate forfeiture rates at the time awards are made based on historical and estimated future turnover rates and apply these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. During 2010, forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2010, our annualized estimated forfeiture rates were 0% for non-employee director awards and 45-55% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

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
DECEMBER 31, 2010

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

The Company adopted ASC 740-10-25, Income Taxes-Overall-Recognition, on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Goodwill—The Company performs an annual goodwill impairment test on December 31 of each year in accordance with ASC subtopic 350-20, Goodwill (formerly SFAS No. 142), and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs the annual review for goodwill impairment at the reporting unit level, which the Company has determined to be an operating segment.

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

For purposes of the step one analysis, determination of reporting units’ fair value is typically based on the income approach, which estimates the fair value of the Company’s reporting units based on discounted future cash flows.

The Company recorded $983,345, $189,748, $1,921,924, and $6,884,614 in goodwill in connection with its acquisitions (see Note 9) of equity of China TranWiseway, Dajian Zhitong, Shanghai Yootu, and UNISITS, respectively. As of December 31, 2010, the Company believed no goodwill was subject to the risk of impairment. In the disclosure of acquisitions, the Company uses the year-end exchange rate of the year when the acquisition occurred.

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
DECEMBER 31, 2010

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that no impairments of long-lived assets currently exist.

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the years ended December 31, 2010 and 2009, bad debt expenses totaled $54,540 and $5,767, respectively.

Translation Adjustment—The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is Renminbi (RMB). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

	Average Rate for the year
December 31,	2010	2009
Renminbi (RMB)	1.00	1.00
United States dollar ($)	0.1517	0.14661

	Exchange Rate at
December 31,	2010	2009
Renminbi (RMB)	1.00	1.00
United States dollar ($)	0.14794	0.1467

Comprehensive Income—Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Fair Value Measurements—Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurement and Disclosures, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820, Fair Value Measurements and Disclosures, to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results. The following table presents information about the Company’s assets and liabilities that are measure at fair value on recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (adjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Financial assets at fair value as of December 31, 2010:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$43,916,597	$43,916,597	$-	$-
Restricted cash	3,131,660	3,131,660	-	-
Total	$47,408,257	$47,048,257	$-	$-

Financial assets at fair value as of December 31, 2009:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$27,400,420	$27,400,420	$-	$-
Restricted cash	1,591,076	1,591,076	-	-
Total	$28,991,496	$28,991,496	$-	$-

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

New Accounting Pronouncements

In December 2010, the FASB amended the guidance related to application of the goodwill impairment model when a reporting unit has a carrying amount that is zero or a negative value. The guidance clarifies that when this is the case, a goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In April 2010 the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In January 2010, the FASB amended the guidance related to fair value disclosures. This amended guidance requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, this guidance requires presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations and the Company does not believe that it will have subsequent impact after the 2011 adoption of the guidance around fair value measurements using unobservable inputs.

In October 2009, the FASB updated the guidance related to Multiple Element Arrangements. This guidance relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

In June 2009, the FASB issued ASC 810-10-30, Variable Interest Entities (formerly FASB 167), regarding when and how to determine, or re-determine, whether an entity is a variable interest entity. In addition, FASB No. 167 replaces FIN 46R’s quantitative approach for determining who has a controlling financial interest in a variable interest entity with a qualitative approach. Furthermore, ASC 810-10-30 requires ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity. ASC 810-10-30 is effective beginning January 1, 2010 and the adoption did not to have a material impact on the Company’s consolidated financial statements.

2. RESTRICTED CASH

The Company’s restricted cash balances at December 31, 2010 and 2009 were $3,131,660 and $1,591,076, respectively. Restricted cash normally consists of cash deposited into third party banks with certain period of time restrictions for various business purposes, which may include contract performance bonds, registered capital bonds required by governmental authorities, etc.. The restrictions expire when related obligations are fulfilled.

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

	December 31,
	2010	2009
Costs incurred on uncompleted contracts	$142,198,373	$85,079,704
Estimated earnings on uncompleted contracts	63,591,599	43,918,724
	205,789,972	128,998,428
Less: billings to date	(181,244,358)	(112,166,656)
Total	$24,545,614	$16,831,772

The costs and estimated earnings on incomplete contracts are included in the accompanying balance sheets under the following captions:

	December 31,
	2010	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,626,089	$33,853,708
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,080,475)	(17,021,936)

Total	$24,545,614	$16,831,772

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

4. OTHER RECEIVABLES

Other receivables consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Contract bidding bonds	$4,988,371	$3,596,086
Contract performance bonds	4,819,860	3,454,112
Other receivables	824,221	1,365,898
Total	$10,632,452	$8,416,096

Other receivables mainly include contract bidding bonds and performance bonds. Contract bidding bonds are the returnable funds deposited to the contract offering parties as required for contract biddings and are normally returned to the Company within half year period after the biddings are completed. Contract performance bonds are the returnable funds deposited to the contract offering parties for contract performance guaranty purposes and are normally returned to the Company once the contracts are completed. The remaining Other Receivable balance mainly consists of miscellaneous receivables such as government subsidies earned but not yet received and office lease deposits for leases expiring within one year.

5. LONG-TERM INVESTMENTS

The Company had the following long-term investments accounted under the equity method and cost method:

		December 31, 2010
		Equity
	Equity	Investment
Type	Investee	Ownership
Equity	GanSu Ziguang Intelligent Transportation and Control (“Gansu”)	33.33%
Equity	ShanXi Ziguang Trans Technology Co., Ltd.(“Shanxi”)	49.00%
Equity	Beijing Chinacommunications UNISPlendour TECHNOLOGY Co. , Ltd. (“ZJUNIS”)	30.00%
Equity	Beijing Optic Times Technology Co., Ltd. (“BOTTC”)	23.17%
Cost	ShanDong Hi-speed Information Engineering Co., Ltd. (“Shandong”)	5.00%
Cost	BeiJing Ziguang Youma Technology Co., Ltd. (“ZGYM”)	15.00%

Equity and cost investments in affiliates as of December 31, 2010 consisted of the following:

Type	Equity Investee	Beginning Equity Investment Basis 12/31/09	Dividends	Increase share in Equity Company	Proportional Share of the Equity-Accounted Affiliate’s Net Income	Foreign Currency Translation Adjustment	Ending Equity Investment Basis 12/31/10
Equity	Gansu	$7,261,227	$(707,863)	$-	$1,051,154	$274,203	$7,878,721
Equity	Shanxi	204,971	(22,300)	-	147,642	10,739	341,052
Equity	ZJUNIS	207,168	(60,892)	-	(5,244)	6,928	147,960
Equity	BOTTC	185,784	(52,714)	-	114,127	9,232	256,429
Equity	CQJK	35,942	-	(37,167)	-	1,225	-
Cost	Shandong	110,025	-	-	-	3,750	113,775
Cost	ZGYM	22,005	-	-	-	750	22,755
Total		$8,027,122	$(843,769)	$(37,167)	$1,307,679	$306,827	$8,760,692

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

ChongQing JiaoKai Information Technology Co., Ltd (“CQJK”) became an affiliate of the Company after the injection funds by PKU and China TranWiseway on December 23, 2010.

Critical audited financial information of significant equity investment in affiliates as of and for the year ended December 31, 2010 is as follows:

December 31, 2010	Gansu		Gansu
Total current assets	$38,529,364	Net sales	$26,163,512
Total assets	41,913,249	Gross Profit	2,512,630
Total current liabilities	18,107,854	Income from operations	3,697,036
Total liabilities	$18,274,724	Net income	$3,129,426

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2010	2009
Automobiles	$1,847,499	$1,180,013
Machinery and equipments	10,720,910	9,199,526
Furniture and fixtures	317,380	295,548
Leasehold improvement	905,465	835,434
Work-in-progress	474,842	565,373
Total	14,266,096	12,075,894
Less: accumulated depreciation	(3,387,820)	(1,534,408)
Total Property and Equipment, net	$10,878,276	$10,541,486

Depreciation expenses during fiscal 2010 and 2009 were $1,799,782 and $1,243,518, respectively.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2010	2009
Intangible assets	$7,718,124	$4,594,168
Less: accumulated amortization	(315,295)	(99,387)
Intangible assets, net	$7,402,829	$4,494,781

Amortization expenses during fiscal 2010 and 2009 were $215,908 and $76,513, respectively.

Estimated future intangible amortization as of December 31, 2010 for each of the next five years is as follows:

Years ending December 31,	Amount
2011	$523,767
2012	425,141
2013	425,141
2014	425,141
2015	425,141
Thereafter	5,178,498
Total	$7,402,829

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

8. SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following:

At December 31,	2010	2009
On June 22, 2009, the Company renewed the loan agreement in the amount of RMB 20,000,000, or $2,934,000. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time and it was matured and paid off.	-	2,934,000
On May 27, 2009, UNISITS entered into a loan agreement with a commercial bank in the amount of RMB 1,000,000, or $146,700. Interest rate is variable at 10% above the benchmark interest rate determined by the People’s Bank of China from time to time and it was matured and paid off.	-	146,700
On September 29, 2009, the Company entered into a loan agreement with a commercial bank in the amount of RMB 30,000,000, or $4,401,000. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time a and it was matured and paid off.	-	4,401,000
On September 16, 2010, PKU, entered into a short-term loan agreement with a commercial bank in the amount of RMB 30,000,000, or $4,551,000. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time and it matures on March 28, 2011.	4,551,000	-
On November 29, 2010, China TranWiseway, entered into a loan agreement with a commercial bank in the amount of RMB 30,000,000, or $4,551,000. The loan is variable at interest rate 10% above the benchmark interest rate as of the date of the first withdrawal of the principal from time to time and the interests must be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but can be renewed upon the written consent by Bank of Beijing.	4,551,000	-
On June 21, 2010, PKU entered into a loan agreement with a commercial bank in the amount of RMB 30,000,000, or $4,551,000. The loan has an annual interest rate based on the benchmark interest rate as of the date of the first withdrawal of the principal. The loan expires within 12 months after the date of the first withdrawal but can be renewed upon the written consent by Bank of Beijing.	4,551,000	-
On August 18, 2010, UNISITS entered into a loan agreement with a commercial bank in the amount of RMB 500,000, or $75,850. The loan has an annual interest rate based on the benchmark interest rate as of the date of the first withdrawal of the principal. The loan expires on February 18, 2011.	75,850	-
Total	$13,728,850	$7,481,700

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

For the years ended December 31, 2010 and 2009, interest expenses totaled $470,711 and $244,574, respectively. The USD ending balances are calculated based on the average and year-end exchange rates of 0.14794 and 0.1517 for 2010 and 0.14661 and 0.1467 for 2009, respectively.

9. ACQUISITIONS

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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of China TranWiseway have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price were allocated as follows:

May 31, 2008
Current assets	$2,006,526
Property and equipment	45,722
Intangible assets- existing technology	174,573
Goodwill	983,345
Current liabilities	(1,904,102)
Non-controlling interest	(44,444)
Total purchase price	$1,261,620

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Dajian Zhitong have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price was allocated as follows:

September 16, 2008
Current assets	$172,061
Property and equipment	78,217
Goodwill	189,748
Current liabilities	(240,517)
Non-controlling interest	(1,464)
Total purchase price	$198,045

Acquisition of Shanghai Yootu

On October 1, 2008, PKU, the Company’s indirectly-owned subsidiary, entered into an equity transfer agreement with shareholders of Shanghai Yootu. Pursuant to the agreement, PKU acquired 100% ownership of Shanghai Yootu from six individual shareholders. Under the terms of the equity transfer agreement, PKU will make the payments in three installments to the transferors. The initial cash payment of RMB 8.8 million (approximately $1,290,960) will be paid to the transferors within five (5) business days after the date of execution of the equity transfer agreement. The remaining two installments will be conditional upon Shanghai Yootu’s results of operations in the next two years. In accordance with ASC 805, Business Combinations, the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Shanghai Yootu have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price was allocated as follows:

October 1, 2008
Current assets	$28,081
Property and equipment	5,680
Goodwill	1,921,924
Other assets	20,311
Current liabilities	(685,036)
Total purchase price	$1,290,960

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the year ended December 31, 2009, if the acquisition had occurred prior to the beginning of the year. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company.

Year Ended
December 31, 2009
Revenue	$84,473,648
Net income attributable to common shareholders	$13,359,625
Net income per share:
Basic	$0.60
Diluted	$0.59

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

10. NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

				Adjustments/
				Net Income
	% of Non-	As of	2009	of	As of
	controlling	December 31,	Acquisition	Non-controlling	December 31,
Name of Affiliate	Interest	2008	(Fair Value)	Interest	2009
Beijing PKU	3%	$1,188,662	$-	$247,525	$1,436,187
China TranWiseway	30%	286,224	-	(1,498)	284,726
Dalian Dajian Zhitong	15%	(9,143)	-	42,419	33,276
UNISITS	64.83%	-	13,740,228	3,005,058	16,745,286
Total		$1,465,743	$13,740,228	$3,293,504	$18,499,475

			2010
			Acquisition and	Adjustments/Net
	% of Non-	As of	Increase	Income		As of
	controlling	December 31,	Investment	of Non-controlling		December 31,
Name of Affiliate	Interest	2009	(Fair Value)	Interest	Dividends	2010

PKU	3%	$1,436,187	$113,016	$105,346	$-	$1,654,549
China TranWiseway	30%	284,726	140,323	94,950	-	519,999
Dajian Zhitong	15%	33,276	-	(38,498)	-	(5,222)
UNISITS	33.98%	16,745,286	(7,734,789)	4,746,513	(53,094)	13,703,916
Total		$18,499,475	$(7,481,450)	$4,908,311	$(53,094)	$15,873,242

On March 22, 2010, the Company and the Group Company entered into the Equity Transfer Agreements with several individual Transferors of UNISITS, pursuant to which the Group Company acquired 30.85% equity interest in UNISITS from the Transferors. Pursuant to the Equity Transfer Agreements, the Group Company purchased approximately 16.23 million shares of UNISITS from the Transferors in exchange for RMB 4.41 million (approximately $0.65 million) in cash (“Cash Consideration”), 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of the Company’s common stock. The shares are issuable within 30 days of the effective date of the Equity Transfer Agreements. The Equity Transfer Agreements contain “make good” provisions, under which the Transferors agree to deposit a total of 697,162 shares (60% of total common stock consideration) of the Company common stock valued at $8.01 per share, which is the share price on acquisition date, for a total value of $5.58 million, with an escrow agent designated by the Company that the Transferors will receive as partial consideration for the acquisition. Specifically, if UNISITS’s 2010 after-tax net income under Chinese GAAP is less than RMB 37.50 million (approximately US$5.50 million) or its 2011 after-tax net income under Chinese GAAP is less than RMB 46.88 million (approximately US$6.86 million), then 50% of the shares of the Company common stock deposited by the Transferors in escrow will be returned to the Company for cancellation for each applicable year. In addition, for each applicable year as described above, the Company will not be required to pay the remainder of the Cash Consideration, which represents RMB 1.323 million (approximately US$0.19 million), or 30% of the total Cash Consideration, per year if UNISITS fails to meet the respective performance targets. Total consideration, including contingent consideration and stock, amounts to $9.95 million on acquisition date.

The Company had previously consolidated the financial statements of UNISITS since September 8, 2009 which Mr. Shudong Xia acquired 35.17% of the equity interest in UNISITS. As part of this acquisition, the Group Company and four of five members of the board of directors of UNISITS entered into an Acting in Concert Agreement, pursuant to which the Group Company has the right to make decisions on the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group Company and UNISITS’s financial statements have been included in the Company’s consolidated financial statements since September 8, 2009 in accordance with ASC 810-10-15-3, Consolidation of Entities through Majority of Voting Interest.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The Group Company’s 30.85% equity interest purchase has been accounted in accordance with ASC 810-10-45-23. Accordingly, the Group Company’s purchase of additional equity interest ownership in UNISITS’s interest while the Group Company retains its controlling financial interest in UNISITS has been accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income. The carrying amount of the non-controlling interest has been adjusted to reflect the change in its ownership interest in the subsidiary UNISITS. Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted has been recognized in equity attributable to the Company.

11. STOCK-BASED COMPENSATION

ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (formerly “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (formerly EITF 00-19), a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. It was determined that the Company's warrants qualify for accounting treatment under ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity (formerly EITF 00-19), " Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock ". Under the terms of the warrant agreements, if the Company fails to deliver the required number of Warrant Shares, the Company will be obligated to pay cash to settle the warrant claims. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of the warrants are presented on the accompanying consolidated balance sheet as “Accrued Warrant Liability” and the changes in the values of these warrants are shown in the accompanying consolidated statement of operations as “Decrease in fair value of warrants liability”. Such gains and losses are non-operating and have no effect on cash flows from operating activities.

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

The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	May 14, 2007	November 29, 2007
Expected volatility	203%	148%
Expected life (years)	7	6.46
Risk-free interest rate	4.6%	3.7%
Expected dividend yield	0%	0%

On November 30, 2007, the Company issued warrants to CCG Investor Relations Partners LLC, in aggregate, to purchase 50,000 shares of the Company’s common stock in connection with investor relations services, with an exercise price of $5.00 per share. These warrants will expire on November 29, 2010 pursuant to the common stock purchase warrant agreement. The fair market value of these stock warrants was $200,105 and recorded as an increase in Selling, General, and Administrative expense and Additional Paid-in Capital. The fair market value was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC 718, Compensation-Stock Compensation, using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 3.08%; volatility of 148% and an expected term of three years. As of December 31, 2010, all of the warrants had been exercised.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The expected volatilities are based on the historical volatility of the Company’s stock. The observations were made in a 52-week period. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

A summary of stock warrants for the year ended December 31, 2010 and 2009 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Warrants	Shares	Exercise Price	(Months)	Value
Outstanding at December 31, 2010	327,778	$2.3	58
Granted	-	-	-
Exercised or converted	272,223	2.4	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2009	55,555	1.8	52	$353,885
Exercisable at December 31, 2009	55,555	1.8	52	$353,885

Granted	-	-	-
Exercised or converted	50,000	1.8	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2010	5,555	$1.8	40	$16,332
Exercisable at December 31, 2010	5,555	$1.8	40	$16,332

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.74 and $8.17 as of December 31, 2010 and 2009, which would have been received by the warrant holders had all warrant holders exercised their warrant awards as of that date.

Stock Options

On January 7, 2008, the Company and Mr. Zhihai Mao, the then Chief Financial Officer of the Company, entered into a stock option agreement. Pursuant to the terms of the stock option agreement, Mr. Mao was granted a non-qualified option on January 7, 2008 to purchase 200,000 shares of common stock of the Company at an exercise price of $6.70 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The options have a term of ten years and will expire on January 7, 2018. The option vests in equal installments on a quarterly basis over a three-year period beginning on January 7, 2008.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

On April 29, 2009, the board adopted the 2009 Equity Incentive Plan, which was subsequently approved by shareholders at the Company’s 2009 Annual Shareholder Meeting on May 29, 2009. On June 1, 2009, the Board granted an employee 30,000 stock options with an exercise price of $5.09, which was the closing price per share of the Company’s common stock as reported on the NASDAQ Stock Market on such date. The options have a term of five years and expire on June 1, 2014. The options vest in equal installments on a semi-annual basis over a three-year period. On the same date, the Board voted to adjust the exercise prices of the stock options which were granted on May 1, 2008 and September 28, 2008 to $5.09 per share and replaced the stock options granted on January 7, 2008 with 150,000 shares of restricted stocks. The incremental compensation cost of the re-priced options and replaced restricted stocks was $27,000, with $8,507 recognized as compensation cost at the date of re-pricing.

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

The Company recorded compensation expense of $1,160,016 and $505,464 during years ended December 31, 2010 and 2009 in connection with the stock options and restricted shares.

The Company estimates the fair value of stock options using a Black-Scholes option pricing valuation model, consistent with the provisions of ASC 718, Compensation-Stock Compensation. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

	Years Ended December 31,
	2010	2009
Risk-free interest rate	1.44%	1.50% - 1.65%
Expected life (year)	3.5	3.5 – 4.5
Expected volatility	49%	65% - 82%
Weighted average fair value per option	$2.24	$3.16

A summary of options transactions during the year ended December 31, 2010 and 2009 is as follows:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

			Weighted
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	(months)	Value
Outstanding at December 31, 2008	290,000	$6.6	91
Granted	1,821,600	$7.7	60
Replaced	150,000
Exercised	-	$-
Cancelled or Forfeited	(236,000)	$5.5
Outstanding at December 31,2009	2,025,600	$7.5	57	$2,437,788
Unvested as of December 31,2009	1,883,100	$7.6	57	$1,553,513
Exercisable as of December 31,2009	142,500	$5.1	57	$884,275

Granted	30,000	$6.0	34
Exercised	-	$-	-	-
Cancelled or forfeited	(687,200)	$7.6	-	-
Outstanding at December 31, 2010	1,368,400	$7.2	-	-
Unvested as of December 31, 2010	890,800	$7.6	42	-
Exercisable as of December 31, 2010	477,600	$7.0	33	-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.74 and $8.17 as of December 31, 2010 and 2009, which would have been received by the option holders had all option holders exercised their option awards as of that date. No options were exercised during the year ended December 31, 2010 and 2009.

Unvested share awards

The following table details the Company’s unvested share awards activity for fiscal 2009 and 2010:

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Balance at December 31, 2009	1,883,100	$4.0
Granted	30,000	2.2
Replaced	-	-
Vested	(335,100)	4.0
Cancelled or Forfeited	(687,200)	4.0
Balance at December 31, 2010	890,800	$3.9

The weighted-average grant-date fair value of unvested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. The weighted-average grant date fair value of unvested share awards granted in fiscal 2010 and 2009 was $7.6 and $7.5, respectively. The total fair value of unvested share awards which vested during fiscal 2010 and 2009 were $2.09 million and $0.7 million, respectively.

As of December 31, 2010 and 2009, total unrecognized compensation costs related to unvested stock options and restricted shares was $2,635,380 and $5,750, 323, respectively. Unvested stock options are expected to be recognized over a weighted average period of 2.77 years and 3.76years.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

On February 21, 2010, the Company entered into a Securities Purchase Agreement with SAIF Partners III L.P., pursuant to which the Company sold a total of 1,564,945 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $10,000,000. The shares were priced at $6.39 per share. The shares were sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on November 16, 2009. The issuance of these shares was exempted from registration under the Securities Act of 1933.

On April 14, 2010, the Company issued a total of 1,161,931 shares of common stock pursuant to the Equity Transfer Agreements entered with the Transferors of UNISITS on March 22, 2010. There were 464,769 shares, representing 40% of the total shares issuable were transferred to the Transferors, and the remaining 697,162 shares were placed in escrow according to the Equity Transfer Agreements. The shares held in escrow will be issued to the Transferors if certain conditions are met. See Note 10 for further information.

13. INCOME TAXES

As of December 31, 2010 and 2009 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months. There were no amounts recognized for interest and penalties in the consolidated statements of income for the two years ended December 31, 2010 and 2009.

The Company, through its VIE and its VIE’s subsidiaries and affiliates, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $15,000,000 as of December 31, 2010 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $4,600,000 due to uncertainty of its realization.

For the two years ended December 31, 2010 and 2009, income tax expenses were as follows:

	Years Ended December 31,
	2010			2009
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current	-	-	$2,070,106	-	-	$487,769
Deferred			4,081			189,586
	-	-	$2,074,187	-	-	$677,355

The components of income tax expense consisted of the following:

Years Ended December 31,	2010		2009
Actual provision for income taxes	$2,070,106	9.79%	$487,769	3.17%
Changes in deferred income taxes:	-	-	-	-
Temporary differences	4,081	0.02%	189,586	1.23%
Effect of exchange rate changes	-	-	-	-
Income tax expense	$2,074,187	9.81%	$677,355	4.40%

The effective income tax rates for the years ended December 31, 2010 and 2009 were approximately, 9.81% and 4.40%, respectively. The increase in effective income tax is primarily due to increase in statutory tax rate due to increase in pre-tax income.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Hebei TranWiseway, Hunan TranWiseway, Guizhou TranWiseway, PKU Chengdu Branch, PKU Shanxi Branch, Chongqing PKU, Shanghai PKU, Chongqing Jiaokai, Qianfang Hongxin, Xinjiang Zhangcheng, and Dajian Zhitong are subject to a tax rate of 25% on the taxable income for PRC income tax purposes under the new EIT Law in 2010. PKU, China TranWiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS, are qualify as “new or high-technology enterprises” and subject to a tax rate of 15% on the taxable income for PRC income tax purposes in 2010. Beijing Tian Hao, Beijing Zhangcheng and Shanghai Yootu, Beijing Zhangcheng Media and the Group Company qualify as “software enterprises” located in Beijing and Shanghai, and are entitled to tax exemptions or preferential tax rates on the taxable income for PRC income tax purposes in 2010. Henan UNISITS are subject to a special rate of 2.5% for its taxable revenue in 2010.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2010 and December 31, 2009 were as follows:

		Deferred Tax Assets
	Net operating loss	Valuation	Net deferred tax
	carryforwards	allowance	assets
December 31, 2010:
Foreign:
In RMB	¥168,151	¥-	¥168,151
Exchange rate	0.1517	0.1517
In USD	$25,508	$-	$25,508
Domestic :
In USD	$4,600,000	$(4,600,000)	$-

December 31, 2009:
Foreign:
In RMB	¥195,740	¥-	¥195,740
Exchange rate	0.1467	0.1467
In USD	$28,715	$-	$28,715
Domestic :
In USD	$4,600,000	$(4,600,000)	$-

The tax effects of temporary differences that result in significant portions of the deferred income tax assets and liabilities are as follows:

Years Ended December 31,		2010		2009
Deferred tax assets:	$		$
Depreciation		-		-
Amortization of intangible assets		25,508		28,715
Investment securities		-		-
Government subsidy		-		-
Allowance for doubtful accounts		-		-
Operating loss carryforward		-		-
Total deferred tax assets		25,508		28,715
Deferred tax liabilities:
Foreign asset and liabilities		-		-
Investment securities		-		-
Others		-		-
Total deferred tax liabilities		-		-
Net deferred tax assets		$25,508		$28,715

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

No valuation allowance has been recorded against the deferred tax asset as of December 31, 2010 and 2009 as the Company believes that it is more likely than not that all deferred tax assets will be realized.

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

Years Ended December 31,	2010	2009
Statutory rate (PRC)	25.0%	25.0%
Permanent difference	(15.2)%	(20.6)%
Valuation allowance	-	-

Effective income tax rate	9.8%	4.4%

The Company adopted ASC 740-10-25, Income Taxes-Overall-Recognition, on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

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

	Year ended December 31,
	2010	2009
Net income	$15,469,158	$12,974,099

Basic earnings per share:
Basic weighted average share outstanding	24,647,707	22,333,765

Basic earnings per common share	$0.63	$0.58

Diluted earnings per share:
Basic weighted average share outstanding	24,647,707	22,333,765
Effect of dilutive stock options and warrants	35,501	171,876
Diluted weighted average shares outstanding	24,683,208	22,505,641

Diluted earnings per common share	$0.63	$0.58

The following securities were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive.

	2010	2009
Options to purchase common stock	1,080,900	-

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

15. RELATED-PARTY TRANSACTIONS

Due To Related Parties

As of December 31, 2010 and 2009, Dajian Zhitong borrowed from two of its individual shareholders in the aggregated amount of RMB 532,556, or $80,789 and RMB 504, 065, or $73,946, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

Related-party transactions

During the year of 2010, the subsidiaries of the Group Company (the Company’s VIE) have several transactions, which were eliminated during consolidation.

16. CONCENTRATION

Cash Concentration

The Company maintains cash in US dollars in two commercial banks located in California. Up to $250,000 of the balance in each bank was insured by the U.S. Federal Deposit Insurance Corporation (FDIC). As of December 31, 2010 and 2009, uninsured balances totaled $497,777 and $1,901,266, respectively.

Customer Concentration

For the years ended December 31, 2010 and 2009, no customer individually represents 10% or more of the Company's total revenue.

17. COMPREHENSIVE INCOME

Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statement of income and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet. Comprehensive income and its components consist of the following:

Years Ended December 31,	2010	2009
Net income	$15,469,158	$12,974,099
Foreign currency translation adjustment	2,912,698	(384,847)
Comprehensive income	$18,381,856	$12,589,252

18. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company and its subsidiaries rent offices under several operating leases. Rent expenses for these offices totaled $1,591,931 and $ $561,295 for the years ended December 31, 2010 and 2009, respectively. The aggregate future minimum payments under these lease agreements over one year are as follows:

Year ending December 31,	Lease Commitments
2011	$1,585,333
2012	1,193,243
2013	146,446
Total	$2,925,022

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Acquisition of UNISITS

On March 22, 2010, China TransInfo Technology Corp. and the Group Company (Transferees) entered into equity transfer agreements (“Equity Transfer Agreements”) with several individual shareholders (“Transferors”) of UNISITS, pursuant to which the Group Company acquired 30.85% equity interest in UNISITS from the Transferors. Pursuant to the Equity Transfer Agreements, the Group Company purchased approximately 16.23 million shares of UNISITS from the Transferors in exchange for RMB 4.41 million (approximately $0.65 million) in cash (“Cash Consideration”), 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of CTFO common stock, which are issuable within 30 days of the effective date of the Equity Transfer Agreements. The Equity Transfer Agreements contain “make good” provisions, under which the Transferors agree to deposit a total of 697,162 shares (60% of total common stock consideration) of the CTFO common stock valued at $8.01 per share, which is the share price on acquisition date, for a total value of $5.58 million, with an escrow agent designated by CTFO that the Transferors will receive as partial consideration for the acquisition. Specifically, if UNISITS’s 2010 after-tax net income under Chinese GAAP is less than RMB 37.50 million (approximately US$5.50 million) or its 2011 after-tax net income under Chinese GAAP is less than RMB 46.88 million (approximately US$6.86 million), then 50% of the shares of the CTFO common stock deposited by the Transferors in escrow will be returned to CTFO for cancellation for each applicable year. In addition, for each applicable year as described above, CTFO will not be required to pay the remainder of the Cash Consideration, which represents RMB 1.323 million (approximately US$0.19 million), or 30% of the total Cash Consideration, per year if UNISITS fails to meet the respective performance targets. Total consideration for this acquisition, including contingent consideration and stock, amounts to $9.95 million on the acquisition date.

Purchase of Office Building

On June 2, 2007, the Company entered into an agreement to purchase an office building for approximately $1,336,000. The Company made prepayments totaling RMB 8,304,050 or $1,218,204, pursuant to the agreement. In September, 2009, the agreement was mutually terminated and the prepaid amounts were returned to the Company in full.

Property and Equipment

The Company entered an agreement with Taxi Association of City of Urumqi for installation of a global positioning system, or GPS, control system. Pursuant to the agreement, the Company will install GPS Control Terminals on the 5,220 rental and taxi cars in the city of Urumqi in exchange for rights of interior or exterior advertisements on each taxi’s rear window, top light (LED display) and interior. According to the agreement, the Company began to operate the system on October 1, 2007 for a period of 15 years. Costs incurred for installed terminals that have been inspected and accepted were recorded as Machinery and Equipment and are depreciated over a 7-year period. Costs incurred for uninstalled terminals and installed terminals t not yet inspected and accepted were recorded as work-in-progress.

In addition, on March 31, 2008, the Company signed the Agreement for Installation of Taxi GPS Monitoring System with the Urumqi City Transportation Bureau, or the Transportation Bureau, which is the higher management authority of the Taxi Association of City of Urumqi. The agreement reconfirmed the Company’s responsibility for providing to the Transportation Bureau's Passenger Transport Office with equipment for LED-based GPS monitoring, network hardware, GPS monitoring platform, and LED-based information release platform and software in exchange for 15 years of taxi advertising rights. The Transportation Bureau further guarantees that the Company will be its exclusive cooperation partner for a period of 15 years. No changes related to this guaranty will be made during the 15-year period.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

19. SUBSEQUENT EVENTS

On January 3, 2011, the Company entered into a stock option agreement with the CFO, Mr. Rong Zhang. Under the terms of the stock option agreement, the Company granted the options to Mr. Zhang to purchase 504,901 shares of common stock of the Company at an exercise price of $4.85 per share, which was the closing price per share of the Company’s common stock as reported on the NASDAQ on such date. The option has a term of five years and expires on June 3, 2016. The options vest in equal installments on a quarterly basis over a four-year period beginning on January 3, 2011.

On October 19, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Shiji Yingli Science and Technology Co., Ltd. (“Shiji Yingli”) whereby Shiji Yingli agreed to contribute RMB 9.6 million (approximately $1.4 million) in cash and RMB 44.6 million (approximately $6.6 million) in intangible assets (mostly technology and intellectual property owned by Shiji Yingli) into the Group Company’s wholly owned subsidiary, Beijing Zhangcheng in exchange for a 49% equity interest in Beijing Zhangcheng. Following this transaction, the Group Company will retain a 51% majority ownership of Beijing Zhangcheng while Shiji Yingli will own the remaining 49% equity interest. The capital increase will be completed by the end of March, 2011.

On October 21, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Marine Communication & Information Co., Ltd. (“Beijing Marine”) and Zhongyuan Credit Guarantee Co., Ltd.(“Zhongyuan Credit”) whereby Zhongyuan Credit agreed, to contribute RMB 30 million (approximately $4.38 million) in cash into the Group Company’s majority-owned subsidiary, China TranWiseway in exchange for a 30% equity interest in China TranWiseway. Following this transaction, the Group Company will retain a 55% majority ownership of China TranWiseway while Beijing Marine and Zhongyuan Credit will own 15% and 30% equity interest in China TranWiseway, respectively. The capital increase will be completed by the end of March, 2011.

On January 16, 2011, a PRC statutory audit report for UNISITS at and for the years ended December 31, 2010 and 2009 was issued by UNISITS’s local accounting firm with an unqualified opinion, in which the net income of UNISITS for the year ended December 31, 2010 exceeded the RMB 37.5 million performance target set forth in the Equity Transfer Agreements. In early April 2011, a cash balance of RMB 1.323 million and 348,519 shares of the Company’s common stock will be paid and released, respectively, to the relevant parties listed on the Exhibit I’s to the Equity Transfer Agreements dated March 22, 2010.

On January 19, 2011, PKU entered into a short-term loan agreement with Communication Bank, Jiuxianqiao Branch (the “Communication Bank”), pursuant to which the Communication Bank has agreed to loan to PKU RMB 20 million (approximately $3.03 million) for working capital purposes. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the actual launch day and the interests must be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal.

On January 26, 2011, the Company entered into a stock option agreement with Mr. Shan Qu. Under the terms of the stock option agreement, the Company agreed to grant a stock option to Mr. Qu for the purchase of 300,000 shares of common stock of the Company at an exercise price of $4.82 per share which was the closing price per share of the Company’s common stock as reported on the NASDAQ on such date. The option has a term of five years and expires on June 26, 2016.

From February 24, 2011 to the date of this report, our CEO, Mr. Shudong Xia purchased a total of 240,000 shares of the Company’s common stock from the open market pursuant to a Rule 10b5-1 stock purchase plan adopted by Mr. Xia on December 22, 2010.

The Company has evaluated subsequent events through the date the financial statements were issued. Management does not believe there were any other subsequent events have occurred that would require further disclosure or adjustment to the financial statements.