Form 10-Q
period 2011-03-31
China TransInfo Technology Corp.
filed 2011-05-12
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,270,069

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2011
	(Unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents	$25,049,729	$43,916,597
Restricted cash	10,395,546	3,131,660

Accounts receivable, net of allowance for doubtful accounts of $93,360 and $92,794, respectively	31,860,586	26,881,280
Inventories	1,349,437	1,079,221
Costs and estimated earnings in excess of billings on uncompleted contracts	42,172,458	38,626,089
Prepaid expenses and other current assets	17,201,361	18,551,801
Other receivables	12,387,934	10,632,452
Deferred income tax assets	25,677	25,508
Total current assets	140,442,728	142,844,608
Property and equipment, net	10,641,682	10,878,276
Long-term investments	9,152,214	8,760,692
Intangible assets, net	14,331,676	7,402,829
Goodwill	10,387,796	10,319,768
Other assets	322,015	319,679

Total assets	$185,278,111	$180,525,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$26,040,542	$32,296,459
Short-term borrowings from banks	12,216,000	13,728,850
Billings in excess of costs and estimated earnings on uncompleted contracts	11,877,469	14,080,475
Accrued expenses and other current liabilities	5,952,356	8,988,180
Total current liabilities	56,086,367	69,093,964
Other long-term liabilities	-	200,699

Total liabilities	56,086,367	69,294,663

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value per share, authorized 10,000,000 shares, no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 25,270,069 shares issued and outstanding	25,270	25,270
Additional paid-in capital	48,914,249	42,887,452
Retained earnings	50,384,757	47,417,481
Non-controlling interests	24,205,537	15,873,242
Accumulated other comprehensive income	5,661,931	5,027,744

Total stockholders’ equity	129,191,744	111,231,189

Total liabilities and stockholders’ equity	$185,278,111	$180,525,852

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$36,499,159	$24,887,475
Cost of sales	26,106,038	16,354,299
Gross profit	10,393,121	8,533,176
Total operating expenses	6,321,059	4,867,457
Income from operations	4,072,062	3,665,719
Non-operating income (expense):
Interest income	39,726	30,486
Interest expense	(250,573)	(97,854)
Subsidy income	195,626	26,443
Other expense, net	75,476	(56,911)
Total non-operating income (expenses)	60,255	(97,836)

Income before income taxes, non-controlling interests, and gain on equity investments in affiliates	4,132,317	3,567,883
Income taxes	501,125	375,796

Net income before non-controlling interests and gain on equity investments in affiliates net income	3,631,192	3,192,087
Gain (loss) on equity investments in affiliates due to proportional shares of the affiliates net income (loss)	332,636	(358,795)

Net income before non-controlling interests	3,963,828	2,833,292
Non-controlling interests in net income of subsidiary	996,552	1,074,253

Net income	$2,967,276	$1,759,039

Weighted average number of shares outstanding:
Basic	25,270,069	23,011,775
Diluted	25,273,542	23,100,630

Comprehensive income
Net income including non-controlling interest	3,963,828	2,833,292
Translation adjustments	634,187	1,026
Comprehensive income	4,598,015	2,834,318
Comprehensive income attributable to non-controlling interest	996,552	1,074,253
Comprehensive income attributable to CTFO	3,601,463	1,760,265
Earnings per share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,967,276	$1,759,039
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interests	996,552	1,074,253
Depreciation and amortization expense	652,129	394,025
Stock-based compensation	310,538	420,845
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	(332,636)	358,795
Dividends income	(14,693)
Loss on disposal of property and equipment	6,655
Bad debt expense	-	40,670
Increase (Decrease) in assets:
Restricted cash	(1,192,248)	(824,320)
Accounts receivable	(4,785,754)	(3,825,934)
Inventories	(262,205)	204,326
Prepaid expenses and other current assets	1,467,418	(2,687,271)
Other receivables	(1,749,678)	(3,071,267)
Cost of estimated earnings in excess of billings on uncompleted contracts	(3,280,538)	2,509,661
Other assets	(228)
Decrease (Increase) in liabilities:
Accounts payable	(5,689,594)	(2,063,780)
Billings in excess of costs and estimated on uncompleted contracts	(2,288,006)	(4,416,053)
Accrued expenses and other current liabilities	(3,115,251)	(89,361)
Net cash used in operating activities	(16,310,263)	(10,216,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	13,500	-
Purchases of property and equipment	(984,331)	(297,871)
Payments for acquisition of companies	(201,334)	-
Purchases of intangible assets	(211,214)	(384,661)
Dividends from equity or cost investees	14,693
Net cash used in investing activities	(1,368,686)	(682,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	3,043,600	73,325
Payments of short-term borrowings	(4,641,490)	(146,650)
Non-controlling interest shareholders’ capital contribution	190,225
Proceeds from issuing common stocks	-	10,000,000
Payments of transaction costs related to stock issuance	-	(610,428)
Net cash (used in) provided by financing activities	(1,407,246)	9,316,247

Effect of foreign currency translation	219,746	(3,861)

Net decrease in cash and cash equivalents	(18,866,868)	(1,586,518)
Cash and cash equivalents – beginning of period	43,916,597	27,400,420
Cash and cash equivalents – end of period	$25,049,729	$25,813,902

Supplemental disclosures of cash flow information:
Interest paid	$251,866	$90,778
Income taxes paid	$444,346	$231,841

Supplemental disclosures of cash flow for non-cash transaction:
Restricted cash	$6,030,000	$-
Non-controlling interest shareholders’ capital contribution	$6,030,000	$-

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND BUSINESS OPERATIONS

China TransInfo Technology Corp. is a leading provider of end-to-end intelligent transportation systems (“ITS”) and related comprehensive technology solutions servicing the transportation industry in China. Our goal is to become the largest provider of intelligent transportation system products and related comprehensive technology solutions in China, as well as a major operator and provider of value-added ITS and location based services (“LBS”) to commercial clients and consumers in China. Substantially all of our operations are conducted through our Variable Interest Entities (“VIE”) that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIE, we are involved in developing multiple applications in highway ITS, urban ITS, commercial vehicles ITS plus LBS, and to a lesser degree, in digital city, and land and resource filling systems based on Geographic Information Systems (“GIS”) technologies which are used to service both the public and private sector.

China TransInfo Technology Corp., its subsidiaries and VIE hereinafter are collectively referred as the “Company.”

The Company’s primary focus is on providing end-to-end ITS solutions and related services to the transportation industry. Our major products and services include:

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
  UNISITS Highway Lighting and Energy Saving Product (UNIS-LCS)
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
  Plamcity Smart Phone Public Transport Information Service System
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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Oriental Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise, its indirectly owned subsidiaries Oriental Intra-Asia, and the Company’s variable interest entities, or the VIE, and the VIE’s respective subsidiaries, including the Group Company, PKU Chinafront, Beijing Tian Hao, Beijing Zhangcheng, Xinjiang Zhangcheng, Zhangcheng Media, China TranWiseway, Hunan TranWiseway, Hebei TranWiseway, Guizhou TranWiseway, Dajian Zhitong, Shanghai Yootu, Beijing UNISITS Technology Co. Ltd. (“UNISITS”), Hangzhou Ziguang Jietong Technology Co., Ltd. (“Hangzhou UNISITS”), Henan Ziguang Jietong Technology Co., Ltd. (“Henan UNISITS”), and Beijing Ziguang Jinzhidun Information Technology Co., Ltd. (“Beijing UNISITS”). All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

The consolidated financial statements include the accounts of VIE and VIE’s majority owned subsidiaries, which approximates 3% to 70% owned by noncontrolling interests.

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. As of March 31, 2011 and December 31, 2010, research and development expenses were capitalized in the amount of $4,724,286 and $4,776,643, respectively, and were included in intangible assets in the Company's condensed consolidated balance sheet.

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

The Company’s revenue of service fees are primarily fixed price contracts. Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion within the scope of ASC 605 and is consistently applied for all fixed price contracts. Such contracts include services provided for software development projects, IT outsourcing and solutions, system integration, and network integration services at fixed price arrangements with its customers. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profits in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profits on these contracts. The company did not incur any deferred costs for the three months ended March 31, 2011. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Any advance payments received from its customers prior to recognition of revenue is classified as a current liability as billings in excess of costs and estimated earnings on uncompleted contracts.

For taxi media advertising revenue, the Company recognizes deferred revenue when cash is received, but the revenue has not yet been earned. The Company recognizes taxi media advertising revenue ratably over the period in which the advertisement is to be published.

The Company has very limited system maintenance and technology upgrade services for the systems/platforms that we have built for clients. In most cases, such service revenue was secured on separate contracts basis. Such service revenues are recognized ratably over the service periods.

Fair Value Measurements

The carrying value of cash, accounts receivable, other current liabilities, accounts payable, accrued expenses and other current liabilities approximate the fair value of these instruments due to their short-term nature.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Guidance

In December 2010, the FASB amended the guidance related to application of the goodwill impairment model when a reporting unit has a carrying amount that is zero or a negative value. The guidance clarifies that when this is the case, a goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The adoption of the guidance did not have a significant impact on our consolidated financial statements.

In April 2010 the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The adoption of the guidance did not have a significant impact on our consolidated financial statements.

In January 2010, the FASB amended the guidance related to fair value disclosures. This amended guidance requires disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, this guidance requires presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.

In October 2009, the FASB updated the guidance related to Multiple Element Arrangements. This guidance relates to the final consensus reached by FASB on a new revenue recognition guidance regarding revenue arrangements with multiple deliverables. The new accounting guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. The new accounting guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The adoption of the guidance did not have a significant impact on our consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

3.	RESTRICTED CASH

The Company’s restricted cash balance on March 31, 2011 was $10,395,545. Restricted cash normally consists of cash deposited into third party banks with certain period of time restrictions for various business purposes, which may include contract performance bonds, registered capital bonds required by governmental authorities. The restrictions expire when the related obligations are fulfilled.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

4.	COSTS AND ESTIMATED EARNINGS ON uncompleted contracts

The costs and estimated earnings on uncompleted contracts were as follows:

	March 31, 2011	December 31,
	(Unaudited)	2010

Costs incurred on uncompleted contracts	$152,603,246	$$142,198,373
Estimated earnings on uncompleted contracts	62,404,640	63,591,599
Total	215,007,886	205,789,972
Less – billings to date	(184,712,897)	(181,244,358)

Costs and estimated earnings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts	$30,294,989	$24,545,614

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

	March 31, 2011	December 31,
	(Unaudited)	2010

Costs incurred on estimated earnings in excess of billings on uncompleted contracts	$42,172,458	$38,626,089
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,877,469)	(14,080,475)

Total	$30,294,989	$24,545,614

5.	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

			Acquisition and	Adjustments/Net
	% of Non-	As of	Increase in	Income		As of
	controlling	December 31,	Investment	of Non-controlling		December 30,
Name of Affiliate	Interest	2009	(Fair Value)	Interest	Dividends	2010

PKU Chinafront	3%	$1,436,187	$113,016 $	105,346	$-	$1,654,549
China TranWiseway	30%	284,726	140,323	94,950	-	519,999
Dajian Zhitong	15%	33,276	-	(38,498)	-	(5,222)
UNISITS	33.98%	16,745,286	(7,734,789)	4,746,513	(53,094)	13,703,916
Total		$18,499,475	$(7,481,450)	$4,908,311	$(53,094)	$15,873,242

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

			2011
			Acquisition and	Adjustments/Net
	% of Non-	As of	Increase in	Income
	controlling	December 31,	Investment	of Non-controlling		As of March 31,
Name of Affiliate	Interest	2010	(Fair Value)	Interest	Dividends	2011

PKU Chinafront	3%	$1,654,549	$190,875	$(9,209)	$-	$1,836,215
China TranWiseway	45%	519,999	2,632,894	(120,186)	-	2,804,897
Dajian Zhitong	15%	(5,222)	-	(10,257)	-	(15,479)
UNISITS	33.98%	13,703,916	-	1,136,204	-	14,840,120
Beijing Zhangcheng	49%	-	4,511,974	-		4,511,974
Total		$15,873,242	$7,335,743	$996,552	$-	$24,205,537

On October 19, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Shiji Yingli Science and Technology Co., Ltd. (“Shiji Yingli”) whereby Shiji Yingli agreed to contribute RMB 9.6 million (approximately $1.4 million) in cash and RMB 44.6 million (approximately $6.6 million) in intangible assets (mostly technology and intellectual property owned by Shiji Yingli) into the Group Company’s wholly owned subsidiary, Beijing Zhangcheng in exchange for a 49% equity interest in Beijing Zhangcheng. Following this transaction, the Group Company will retain a 51% majority ownership of Beijing Zhangcheng while Shiji Yingli will own the remaining 49% equity interest. The capital increase was completed by the end of March 2011.

On October 21, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Marine Communication & Information Co., Ltd. (“Beijing Marine”) and Zhongyuan Credit Guarantee Co., Ltd.(“Zhongyuan Credit”) whereby Zhongyuan Credit agreed to contribute RMB 30 million (approximately $4.38 million) in cash into the Group Company’s majority-owned subsidiary, China TranWiseway in exchange for a 30% equity interest in China TranWiseway. Following this transaction, the Group Company acquired a 55% majority ownership of China TranWiseway while Beijing Marine and Zhongyuan Credit own 15% and 30% equity interest in China TranWiseway, respectively. The capital increase was completed by the end of March 2011.

Effect of subsidiary equity transaction was calculated under the provision of the ASC 810-10-45 that relates to the issuance of securities of a non-wholly owned subsidiary. Therefore, the Company recognized $2,632,894 and $4,511,974, respectively, increase in non-controlling interest in Subsidiaries China TranWiseway and Beijing Zhangcheng and corresponding increase in additional paid-in capital for the three months ended March 31, 2011.

On March 22, 2010, the Company and the Group Company entered into equity transfer agreements (“Equity Transfer Agreements”) with several individual shareholders (“Transferors”) of UNISITS, pursuant to which the Group Company acquired 30.85% equity interest in UNISITS from the Transferors. Pursuant to the Equity Transfer Agreements, the Group Company purchased approximately 16.23 million shares of UNISITS from the Transferors in exchange for RMB 4.41 million (approximately US$0.65 million) in cash (“Cash Consideration”), 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of the Company common stock, which were issued within 30 days of the effective date of the Equity Transfer Agreements. The Equity Transfer Agreements contain “make good” provisions, under which the Transferors agreed to deposit 697,162 shares (60% of total common stock consideration) of the Company’s common stock with an escrow agent designated by the Group Company that the Transferors will receive as partial consideration for the acquisition. Specifically, if UNISITS’s 2010 after-tax net income under Chinese GAAP is less than RMB 37.50 million (approximately US$5.50 million) or its 2011 after-tax net income under Chinese GAAP is less than RMB 46.88 million (approximately US$6.86 million), 50% of the shares of the Company’s common stock deposited by the Transferors in escrow will be returned to the Company for cancellation for each applicable year. In addition, for each applicable year as described above, the Group Company will not be required to pay the remainder of the Cash Consideration, which represents RMB 1.323 million (approximately US$0.19 million), or 30% of the total Cash Consideration, per year if UNISITS fails to meet the respective performance targets. On January 16, 2011, a PRC statutory audit report for UNISITS for the years ended December 31, 2010 and 2009 was issued by UNISITS’s local accounting firm with an unqualified opinion, in which the net income of UNISITS for the year ended December 31, 2010 exceeded the RMB 37.5 million performance target set forth in the Equity Transfer Agreements. A cash balance of RMB 1.323 million was paid on March 29, 2011 and 348,519 shares of the Company’s common stock were released.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Group Company’s additional 30.85% equity interest purchase has been accounted in accordance with ASC 810-10-45-23. Accordingly, the Group Company’s purchase of additional equity interest ownership in UNISITS’ interest while the Group Company retains its controlling financial interest in UNISITS has been accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income. The carrying amount of the non-controlling interest has been adjusted to reflect the change in its ownership interest in the subsidiary (UNISITS),which includes the total cash consideration of RMB 4.41 million (approximately US$0.65 million) and the total stock consideration of approximately 1.16 million shares of the Company common stock as the management believes that the “make good” provision in making the contingent payment is very likely.

5.	LONG-TERM INVESTMENTS

The Company had the following long-term investments accounted under the equity method and cost method:

		March 31, 2011
		Equity
	Equity	Investment
Type	Investee	Ownership

Equity	GanSu Ziguang Intelligent Transportation and Control (“Gansu”)	33.33%
Equity	ShanXi Ziguang Trans Technology Co., Ltd.(“Shanxi”)	49.00%
Equity	Beijing Chinacommunications UNISPlendour TECHNOLOGY Co. , Ltd. (“ZJUNIS”)	30.00%
Equity	Beijing Optic Times Technology Co., Ltd. (“BOTTC”)	23.17%
Cost	ShanDong Hi-speed Information Engineering Co., Ltd. (“Shandong”)	5.00%
Cost	Beijing Ziguang Youma Technology Co., Ltd. (“ZGYM”)	15.00%

Equity and cost investments in affiliates as of March 31, 2011 consisted of the following:

Type	Equity	Beginning Equity	Proportional Share of	Foreign Currency	Ending Equity
	Investee	Investment Basis	the Equity-Accounted	Translation	Investment
		12/31/10	Affiliate’s Net Income	Adjustment	Basis 03/31/11

Equity	Gansu	$7,878,721	$409,766	$53,336	$8,341,823
Equity	Shanxi	341,052	(20,783)	2,177	322,446
Equity	ZJUNIS	147,960	(43,064)	828	105,724
Equity	BOTTC	256,429	(13,283)	1,645	244,791
Cost	Shandong	113,775	-	750	114,525
Cost	ZGYM	22,755	-	150	22,905
Total		$8,760,692	$332,636	$58,886	$9,152,214

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

6.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2011	December 31, 2010
Intangible assets	$14,787,340	$7,718,124
Less: accumulated amortization	(455,664)	(315,295)
Intangible assets, net	14,331,676	7,402,829

The increase of intangible assets was mainly due to the registered capital contribution of RMB 44.6 million (approximately $6.6 million) in Beijing Zhangcheng at the end of March of 2011.

Estimated future intangible amortization as of December 31, 2010 for each of the next five years is as follows:

Years ending December 31,	Amount
2011	$379,710
2012	415,803
2013	415,803
2014	415,702
2015	415,702
Thereafter	12,288,956
Total	$14,331,676

7.	STOCK-BASED COMPENSATION

Stock Warrants

The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with ASC 718, Compensation- Stock Compensation. The Company issued warrants to Anteaus Capital, Inc., in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger related services on May 14, 2007, with an exercise price of $1.80 per share. These warrants will expire on May 13, 2014 pursuant to the common stock purchase warrant.

A summary of stock warrants for the quarter ended March 31, 2011 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Warrants	Shares	Exercise Price	(Months)	Value

Outstanding at December 31, 2009	55,555	1.80	52	$353,885
Granted	-	-	-
Exercised or converted	50,000	1.80	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2010	5,555	$1.80	40	$16,332
Exercisable at December 31, 2010	5,555	$1.80	40	$16,332
Granted	-	-	-
Exercised or converted	-	-	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2011	5,555	$1.80	37	$15,665
Exercisable at March 31, 2011	5,555	$1.80	37	$15,665

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

The Company granted the following stock options during the three-month ended March 31, 2011:

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

On January 26, 2011, the Company entered into a stock option agreement with Mr. Shan Qu. Under the terms of the stock option agreement, the Company agreed to grant a stock option to Mr. Qu for the purchase of 300,000 shares of common stock of the Company at an exercise price of $4.82 per share, which was the closing price per share of the Company’s common stock as reported on the NASDAQ on such date. The option has a term of five years and expires on January 26, 2016. The option will vest in four equal installments on each anniversary of the vesting commencement date and will only vest if Mr. Qu achieves above 80% performance goals determined by the Company at the beginning of each fiscal year.

The Company recorded compensation expense of $310,538 and $420,845 during the three months ended March 31, 2011 and 2010, respectively, in connection with the stock options disclosed above.

The Company estimated fair value of the stock options using a Black-Scholes option pricing valuation model, consistent with the provisions of ASC 718, Compensation- Stock Compensation. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by grantees, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

	Three months ended	Year ended
	March 31, 2011	December 31, 2010
Risk-free interest rate	1.28%-1.30%	1.44%
Expected life (year)	3.5	3.5
Expected volatility	37.61%-44.90%	49%
Weighted average fair value per option	$1.41- $1.65	$2.24

A summary of stock options transactions during the three months ended March 31, 2011 is as follows:

		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Options	Shares	Exercise Price	(Months)	Value
Outstanding at January 1, 2011	1,368,400	$7.2		-
Granted	804,901	4.84	-
Exercised or converted	-	-	-
Forfeited or expired	(155,500)	7.69	-	-
Outstanding at March 31, 2011	2,017,801	$6.37	48	$-

Non-vested at March 31, 2011	1,672,201	$6.26	50	$-
Exercisable at March 31, 2011	345,600	$6.92	39	$-

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.62 and $4.74 as of March 31, 2011 and December 31, 2010, respectively. No options were exercised during the three months ended March 31, 2011.

Unvested share awards

The following table sets forth the details of the Company’s unvested share awards activity for the three months ended March 31, 2011:

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Balance at January 1, 2011	890,800	$3.9
Granted	804,901	1.56
Replaced	-	-
Vested	(10,000)	2.6
Cancelled or Forfeited	(13,500)	4.02
Balance at March 31, 2011	1,672,201	$2.8

As of March 31, 2011, total unrecognized compensation costs related to unvested stock options were approximately $3,600,000. Unvested stock options are expected to be recognized over a weighted average period of 3.14 years.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits. The Company had no unrecognized tax benefits as of March 31, 2011 and 2010. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the three months ended March 31, 2011.

The Company, through its subsidiaries, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of approximately $15,000,000 as of March 31, 2011 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of approximately $4,600,000 due to uncertainty of its realization.

For the three months ended March 31, 2011 and 2010, income tax expenses were as follows:

	Three Months Ended March 31,
	2011			2010
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current			$501,125			$371,751
Deferred						4,045
			$501,125			375,796

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Hebei TranWiseway, Hunan TranWiseway, Guizhou TranWiseway, PKU Chinafront Chengdu Branch, PKU Chinafront Shanxi Branch, Chongqing PKU Chinafront, Shanghai PKU Chinafront, Chongqing Jiaokai, Qianfang Hongxin, Xinjiang Zhangcheng, and Dajian Zhitong are subject to a tax rate of 25% on the taxable income for PRC income tax purposes under the new EIT Law in 2011. Each of PKU Chinafront, China TranWiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS is qualify as a “new or high-technology enterprise” and is subject to a tax rate of 15% on the taxable income for PRC income tax purposes in 2011. Each of Beijing Tian Hao, Beijing Zhangcheng and Shanghai Yootu, Beijing Zhangcheng Media and the Group Company qualifies as a “software enterprise” located in Beijing and Shanghai, and is entitled to tax exemptions or preferential tax rates on the taxable income for PRC income tax purposes in 2011. Henan UNISITS is subject to a special rate of 2.5% for its taxable revenue in 2011.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at March 31, 2011 and December 31, 2010 were as follows:

	Deferred Tax Assets

	Net operating loss	Valuation	Net deferred tax
	carryforwards	allowance	assets
March 31, 2011:
Foreign:
In RMB	¥168,151	¥-	¥168,151
Exchange rate	0.1527	0.1527
In USD	$25,677	$-	$25,677
Domestic :
In USD	$4,600,000	$(4,600,000)	$-
December 31, 2010:
Foreign:
In RMB	¥168,151	¥-	¥168,151
Exchange rate	0.1517	0.1517
In USD	$25,508	$-	$25,508
Domestic :
In USD	$4,600,000	$(4,600,000)	$-

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

9.	EARNINGS PER SHARE

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

	Three Months Ended March31,
	(Unaudited)
	2011	2010
Net income	$2,967,276	$1,759,039
Weighted-average shares of common stock outstanding
Basic	25,270,069	23,011,775
Dilutive effect of warrants and stock options	3,473	88,855
Diluted	25,273,542	23,100,630

Basic earnings per common share	$0.12	$0.08
Diluted earnings per common share	$0.12	$0.08

10.	CONCENTRATION OF RISK

Cash

All funds in a noninterest-bearing transaction account are insured in full by the Federal Deposit Insurance Corporation (FDIC) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules. As of March 31, 2011 and December 31, 2010, uninsured balances totaled $318,123 and $497,777, respectively.

Major Customers

The Company had two major customers that individually represented 10% or more of the Company’s total net sales during the three months ended March 31, 2011 and 2010. Total net sales were $8,329,879 and $10,397,438 for the three months ended March 31, 2011 and 2010, respectively, and related accounts receivable balance was $375,810 and $1,276,189 as of March 31, 2011 and 2010, respectively.

11.	SUBSEQUENT EVENTS

On April 15, 2011, the Group Company entered into a Land Development Compensation Framework Agreement (“the “Framework Agreement”) with Beijing Strong Science Park Development Co., Ltd. ("Beijing Strong"), pursuant to which Beijing Strong agreed to complete the development of the land block with a site area of 48,900 square meters, located at Zhongguancun Innovation Park (the “C6-04 Land”) within one year after the date of the Framework Agreement. In exchange, the Group Company agreed to pay an aggregate of RMB 117,360,000 (approximately $17,984,553) to Beijing Strong, among which RMB 23,472,000 (approximately $3,596,911) must be paid on or before April 25, 2011. The Group Company intends to construct office buildings on the C6-04 Land for its own and its subsidiaries’ use to reduce its rental expenses over the long term. On April 25, 2011, the first installment of RMB 23,472,000 was paid.

In addition, the Group Company expects to enter into a land use rights transfer agreement with Beijing Municipal Bureau of Land and Resource to acquire the land use rights over the C6-04 Land after the development has been completed by Beijing Strong pursuant to the Framework Agreement. According to the Framework Agreement, the payments made by the Group Company to Beijing Strong will be returned if the Group Company is eventually not able to acquire such land use rights due to reasons not attributable to it.

The Company has evaluated subsequent events through the date the financial statements were issued. Management does not believe any other subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

Except where the context otherwise requires and for the purposes of this report only:

  “BVI” refers to the British Virgin Islands;
  “China,” “Chinese” and “PRC” refer to the People’s Republic of China and do not include Taiwan and special administrative regions of Hong Kong and Macao;
  “China TransInfo,” “the Company,” “we,” “us,” and “our” refer to China TransInfo Technology Corp., its subsidiaries, and, in the context of describing our operations and business, and consolidated financial information, include our VIE;
  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
  “RMB” refers to Renminbi, the legal currency of China;
  “SEC” refers to the United States Securities and Exchange Commission;
  “Securities Act” refers to the Securities Act of 1933, as amended;
  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and
  “VIE” means our consolidated variable interest entities, including China TransInfo Technology Group Co., Ltd. and its subsidiaries as depicted in our organization chart included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following discussion and analysis of our financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2010.

Overview of Our Business

We are a leading provider of end-to-end intelligent transportation systems (“ITS”) and related comprehensive technology solutions servicing the transportation industry in China. Our goal is to become the largest provider of intelligent transportation system products and related comprehensive technology solutions in China, as well as a major operator and provider of value-added ITS and location based services (“LBS”) to commercial clients and consumers in China. Substantially all of our operations are conducted through our VIE that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIE, we are involved in developing multiple applications in highway ITS, urban ITS, commercial vehicles ITS plus LBS, and to a lesser degree, in digital city, and land and resource filling systems based on Geographic Information Systems, technologies which are used to service both the public and private sector.

Our primary focus is on providing end-to-end ITS solutions and related services to the transportation industry. We also offer comprehensive solutions for transportation oriented GIS, encompassing transportation planning, design, construction, maintenance and operation.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first quarter of 2011, which resulted in sustained growth in our revenues. The transportation information industry in China is experiencing a rapid and continued development along with a sustained increase in the Chinese government and public demand for advanced transportation information products and services to support more effective and efficient transportation networks within China. This trend is supported by the growing amount of governmental spending in the transportation sector. We believe this trend will continue to result in the growth in sales of our transportation products and services.

The following are some financial highlights for the first quarter of 2011:

  Net sales – Our net sales were approximately $36.50 million for the first quarter of 2011, an increase of 46.66% for the same quarter of the previous year.
  Gross Margin – Gross margin was 28.47% for the first quarter of 2011, as compared to 34.29% for the same period in 2010.
  Operating Profit – Operating profit was approximately $4.07 million for the first quarter of 2011, an increase of 11.08% from $3.67 million for the same quarter of the previous year.
  Net Income – Net income was approximately $2.97 million for the first quarter of 2011, an increase of 68.69% from $1.76 million for the same quarter of the previous year.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we consider our estimates on revenue recognition, vendor allowances, amortization of intangibles, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2011.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		% of		% of
	Amount	Net Sales	Amount	Net Sales
Net sales	$36,499,159	100.00%	$24,887,475	100.00%
Cost of sales	26,106,038	71.53%	16,354,299	65.71%
Gross profit	10,393,121	28.47%	8,533,176	34.29%
Total operating expenses	6,321,059	17.32%	4,867,457	19.56%
Income from operations	4,072,062	11.15%	3,665,719	14.73%
Non-operating income (expense)	60,255	0.17%	(97,836)	(0.39%	)
Income before income taxes, non-controlling interests, and gain on equity investments	4,132,317	11.32%	3,567,883	14.34%
Income taxes	501,125	1.37%	375,796	1.51%

Net income before non-controlling interests and gain on equity investments in affiliates	3,631,192	9.95%	3,192,087	12.83%
Gain (Loss) on equity investments in affiliates due to proportional shares of the affiliates net income	332,636	0.91%	(358,795)	(1.44%	)
Net income before non-controlling interests	3,963,828	10.86%	2,833,292	11.38%
Non-controlling interests in net income of subsidiary	996,552	2.73%	1,074,253	4.32%

Net income	$2,967,276	8.13%	$1,759,039	7.07%

Net Sales – Net sales increased by $11.61 million, or 46.66%, to $36.50 million for the three months ended March 31, 2011, from $24.89 million during the same period of 2010. Approximately 91.90% of this increase is attributable to the increase of our Transportation business in the first quarter of 2011, which increased approximately 43.61% as compared to the same period of 2010. Such an increase predominantly resulted from the successful execution of the Company’s major businesses following its shift into the transportation business in late 2007, and aided by the rapidly developing market opportunities in the transportation information sector in China.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		% of Net		% of Net
	Net Sales	Sales	Net Sales	Sales
Transportation	$35,139,327	96.27%	$24,468,729	98.32%
Digital City	6,363	0.02%	154,635	0.62%
Land and resources	3,045	0.01%	104,004	0.42%
Other	1,350,424	3.70%	160,107	0.64%
Net income	$36,499,159	100.00%	$24,887,475	100.00%

Gross Profit – Our gross profit increased approximately $1.86 million, or 21.80%, to approximately $10.39 million for the three months ended March 31, 2011, from approximately $8.53 million during the same period of 2010. Our gross profit increase was mainly attributable to the increase of sales during the three months ended March 31, 2011. However, our gross profit increase underperformed our revenue increase from the same period of 2010 to 2011 and our gross profit as a percentage of net sales decreased 5.82% from 34.29% during the same period of 2010 to 28.47% for the three months ended March 31, 2011. This decrease was mainly due to our continuous expansion into ITS market since the acquisition of UNISITS, which resulted in a relatively lower gross margin on average than that of the Company in the same period of 2010.

Total Operating Expenses – Majority of our services and products are sold to the domestic Chinese market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a non-bid basis. We are often invited to bid on contracts through our professional relationships and are awarded recurring businesses. Historically, we did not incur high cost in our sales and marketing activities. We promoted our products through developments of professional contacts with various agencies and municipalities and through participation in industry trade exhibitions.

Our marketing expenses therefore were relatively low in comparison to our competitors who do not have performance record and brand recognition or well-established government contacts. Since 2010, we have enhanced our marketing efforts by organizing various industry trade exhibitions and conferences in order to further promote our corporate image and brand recognition within the transportation information industry in China.

Total operating expenses increased by $1.45 million, or 29.86%, to $6.32 million for the three months ended March 31, 2011, from $4.87 million during the same period of 2010. The increase is due to the following:

  Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.06 million, or 8.28%, to $0.82 million for the three months ended March 31, 2011, from $0.76 million during the same period of 2010. As a percentage of revenues, selling expenses decreased to 2.25% for the three months ended March 31, 2011, from 3.05% during the same period of 2010. The increase of selling expenses was mainly attributable to our expanded operations and increased sales volume as well as the enhanced marketing activities for the three months ended March 31, 2011. The decrease in selling expenses as a percentage of revenue for the three months ended March 31, 2011 is mainly attributed to the improvement in efficiency of our sales and marketing function.
  Our general and administrative expenses were approximately $5.50 million (15.07% of total sales) and approximately $4.11 million (16.51% of total sales) for the three months ended March 31, 2011 and 2010, respectively. The increase of administrative expenses was mainly attributable to the increase of staffing and related labor costs, as well as the increase of business taxes along with our expanded operations and increased sales volume.

Income Taxes – For the three months ended March 31, 2011, we recognized income tax expenses of $0.50 million and an effective tax rate of 12.13% while in the same period of 2010, we recognized income tax expenses of $0.38 million and an effective tax rate of 10.53% . The increase in the income tax expenses mainly resulted from the increased taxable income due to the increase of sales volume as well as more profits generated from UNISITS (which has a relatively higher effective tax rate) for the three months ended March 31, 2011.

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

As of March 31, 2011, we had cash and cash equivalents (excluding restricted cash) of approximately $25.05 million and restricted cash of approximately $10.40 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Three Months Ended March 31,
	2011	2010
Net cash (used in) operating activities	$(16,310,263)	$(10,216,372)
Net cash (used in) investing activities	(1,368,686)	(682,532)
Net cash provided by (used in) financing activities	(1,407,665)	9,316,247
Effect of foreign currency translation	219,746	(3,861)
Net (decrease) in cash and cash equivalents	$(18,866,868)	$(1,586,518)

Operating Activities

Net cash used in operating activities was approximately $16.31 million for the three-month period ended March 31, 2011, while for the same period of 2010, we had approximately $10.22 million net cash used in operating activities. Such a change in net cash used in operating activities was primarily attributable to the increase of the cash used in operating activities due to our increased sales volume, the decrease in net billings, that is, the difference between the billings in excess of costs and estimated earnings on uncompleted projects (when we receive payments from clients ahead of cost and earnings realization) and costs and estimated earnings in excess of billings of uncompleted projects (when our work was performed ahead of customer payments in some of our contracts per the contract payment terms), offset by an increase in net profit for the three months ended March 31, 2011 compared to the same period of 2010 .

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment, as well as intangible assets. Net cash used in investing activities for the three-month period ended March 31, 2011 was approximately $1.37 million, which is an increase of approximately $0.69 million from net cash used in investing activities of approximately $0.68 million for the same period of 2010. The increase of the cash used in investing activities was mainly attributable to the cash used for hardware procurement related to the preparation of launching the commercial vehicle LBS business as well as an installment payment for the acquisition of 30.85% equity interest in UNISITS made during the three months ended March 31, 2011.

Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2011 was approximately $1.41 million, while for the same period of 2010 we had approximately $9.32 million net cash provided by financing activities. Such change was mainly attributable to the fact that we paid off a bank loan with the amount of $4.64 million, offset by obtaining a new bank loan in an amount of $3.04 million for the three months ended March 31, 2011. While in the same period of 2010, the cash provided by financing activities was mainly from the gross proceeds of $10 million raised in a private placement transaction.

Financing Agreements – On September 29, 2009, PKU Chinafront entered into a one-year short-term loan agreement with Huaxia Bank, Zhichunlu Branch (“Huaxia Bank”), pursuant to which Huaxia Bank agreed to loan to PKU Chinafront RMB 30 million (approximately $4.55 million) for working capital purposes. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China. Interest is to be paid on a monthly basis commencing October 20, 2009. The term of the loan was extended on September 15, 2010 for six more months. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Huaxia Bank may demand immediate repayment of the principal and accrued interest upon the occurrence of an event of default that includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of bankruptcy. On March 28, 2011, the total amount of the loan was repaid in full.

On June 21, 2010, PKU Chinafront, entered into a short-term loan agreement with Bank of Beijing, Zhongguancun Branch (“Zhongguancun Branch”), pursuant to which Zhongguancun Branch agreed to loan PKU Chinafront the sum of RMB 30 million (approximately $4.58 million) as working capital. The loan has an annual interest rate based on the benchmark interest rate as of the date of the first withdrawal of the principal, with interest to be paid on a quarterly basis. The loan expires within 12 months of the date of the first withdrawal but may be renewed upon receipt of written consent from Zhongguancun Branch. Under the terms of the loan agreement, PKU Chinafront is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Zhongguancun Branch may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default that includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy. As of March 31, 2011, a principal amount of approximately $4.58 million was outstanding.

On November 29, 2010, China TranWiseway entered into a short-term loan agreement with Zhongguancun Haidianyuan Branch of Bank of Beijing Co., Ltd. ("Haidianyuan Branch"), pursuant to which Haidianyuan Branch agreed to loan China TranWiseway the sum of RMB 30 million (approximately $4.58 million). The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the date of the first withdrawal of the principal, with interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but may be renewed upon the written consent by Haidianyuan Branch. Under the terms of the loan agreement, China TranWiseway is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Haidianyuan Branch may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, material breach of representations and warranties by China TranWiseway, and certain events of liquidation or bankruptcy. As of March 31, 2011, a principal amount of approximately $4.58 million was outstanding.

On January 19, 2011, PKU Chinafront entered into a short-term loan agreement with Bank of Communications, Jiuxianqiao Branch, pursuant to which Bank of Communications agreed to loan PKU Chinafront the sum of RMB 20 million (approximately $3.05 million) for working capital purposes. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the actual launch day, with interests to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal. As of March 31, 2011, a principal amount of approximately $3.05 million was outstanding.

Future Capital Requirements – We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In addition, because substantially all of our revenues are generated from our indirect PRC subsidiary, Oriental Intra-Asia Entertainment (China) Limited, or Oriental Intra-Asia, after it receives payments from our VIE under various services and other arrangements, the ability of Oriental Intra-Asia to make dividends and other payments to us is subject to the PRC dividend restrictions. Current PRC law permits payments of dividend by Oriental Intra-Asia only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Oriental Intra-Asia is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of Oriental Intra-Asia’s registered capital. Allocations to the statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As a result, if our existing cash and amount available under existing bank loans are insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow additional funds from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

Seasonality –Our results of operations are affected by seasonality and we typically see lower sales during the first half than the second half of a year. Such seasonality is mainly caused by governmental seasonal budgeting activities and behaviors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Rong Zhang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Rong Zhang concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended March 31, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

DATED: May 12, 2011

CHINA TRANSINFO TECHNOLOGY CORP.

By: /s/ Shudong Xia
Shudong Xia
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Rong Zhang
Rong Zhang
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