Form 10-Q
period 2011-06-30
China TransInfo Technology Corp.
filed 2011-08-15
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Yes [X]      No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[_]      No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,270,069

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2011
	(Unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents	$29,949,821	$43,916,597
Restricted cash	1,970,367	3,131,660

Accounts receivable, net of allowance for doubtful accounts of $94,583 and $92,794, respectively	35,771,781	26,881,280
Inventories	2,856,925	1,079,221
Costs and estimated earnings in excess of billings on uncompleted contracts	43,372,915	38,626,089
Prepaid expenses and other current assets	18,177,573	18,551,801
Other receivables	13,178,290	10,632,452
Deferred income tax assets	26,013	25,508
Total current assets	145,303,685	142,844,608
Property and equipment, net	10,818,069	10,878,276
Long-term prepayment for land use right	3,631,118	-
Long-term investments	9,609,218	8,760,692
Intangible assets, net	14,803,149	7,402,829
Goodwill	10,523,851	10,319,768
Other assets	383,086	319,679

Total assets	$195,072,176	$180,525,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$29,871,286	$32,296,459
Short-term borrowings from banks	11,602,500	13,728,850
Billings in excess of costs and estimated earnings on uncompleted contracts	9,851,088	14,080,475
Accrued expenses and other current liabilities	9,996,704	8,988,180
Total current liabilities	61,321,578	69,093,964
Other long-term liabilities	15,470	200,699

Total liabilities	61,337,048	69,294,663

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value per share, authorized 10,000,000 shares, no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 25,270,069 shares issued and outstanding	25,270	25,270
Additional paid-in capital	49,237,751	42,887,452
Retained earnings	53,174,153	47,417,481
Non-controlling interests	24,152,715	15,873,242
Accumulated other comprehensive income	7,145,239	5,027,744

Total stockholders’ equity	133,735,128	111,231,189

Total liabilities and stockholders’ equity	$195,072,176	$180,525,852

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Net sales	$73,373,897	$48,933,381	$36,874,738	$24,045,906
Cost of sales	52,404,305	30,818,236	26,298,267	14,463,937
Gross profit	20,969,592	18,115,145	10,576,471	9,581,969
Total operating expenses	13,718,623	9,867,176	7,397,564	4,999,719
Income from operations	7,250,969	8,247,969	3,178,907	4,582,250
Non-operating income (expense):
Interest income	86,343	76,928	46,617	46,442
Interest expense	(487,329)	(203,311)	(236,756)	(105,457)
Subsidy income	260,962	754,024	65,336	727,581
Other expense, net	113,881	(74,829)	38,405	(17,918)
Total non-operating income (expense)	(26,143)	552,812	(86,398)	650,648
Income before income taxes, non-controlling interests, and gain on equity investments in affiliates	7,224,826	8,800,781	3,092,509	5,232,898
Income taxes	862,935	839,823	361,810	464,027
Net income before non-controlling interests and gain on equity investments in affiliates net income	6,361,891	7,960,958	2,730,699	4,768,871
Gain (loss) on equity investments in affiliates due to proportional shares of the affiliates net income (loss)	1,355,985	(301,589)	1,023,349	57,206
Net income before non-controlling interests	7,717,876	7,659,369	3,754,048	4,826,077
Non-controlling interests in net income of subsidiary	1,961,204	2,290,413	964,652	1,216,160
Net income	$5,756,672	$5,368,956	2,789,396	3,609,917
Weighted average number of shares of outstanding:
Basic	25,270,069	24,031,595	25,270,069	25,051,414
Diluted	25,273,317	24,088,927	25,273,195	25,096,523
Earnings per share:
Basic	$0.23	$0.22	0.11	$0.14
Diluted	$0.23	$0.22	0.11	$0.14
Comprehensive income
Net income including noncontrolling interest	$7,717,876	$7,659,369	$3,754,048	$4,826,077
Translation adjustments	2,117,495	341,398	1,483,308	340,372
Comprehensive income	$9,835,371	$8,000,767	$5,237,356	$5,166,449
Comprehensive income attributable to noncontrolling interest	$1,961,204	$2,290,413	$964,652	$1,216,160
Comprehensive income attributable to CTFO	$7,874,167	$5,710,354	$4,272,704	$3,950,289

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,756,672	$5,368,956
Adjustments to reconcile net income to net cash provided by operating activities:
Non-controlling interests	1,961,204	2,290,413
Depreciation and amortization expense	1,350,497	1,021,829
Stock-based compensation	634,040	843,481

Gain on equity investments in affiliates due to proportional shares of the affiliates net income	(1,355,985)	301,589
Gain on disposal of portion equity of subsidiary to noncontroling interest	(40,479)	-
Dividends income	(14,782)	-
Loss on disposal of property and equipment	20,283	6,370
Bad debt expense	-	6,677
(Increase) Decrease in assets:
Restricted cash	1,210,652	(1,328,611)
Accounts receivable	(8,272,988)	(7,277,274)
Inventories	(1,738,309)	(55,123)
Prepaid expenses and other current assets	731,880	(3,950,462)
Other receivables	(1,720,024)	(1,596,043)
Cost of estimated earnings in excess of billings on uncompleted contracts	(3,942,025)	(1,673,328)
Other assets	(56,498)	(2,451,029)
(Decrease )Increase in liabilities:
Accounts payable	(2,270,555)	2,824,509
Billings in excess of costs and estimated on uncompleted contracts	(4,461,510)	(5,966,489)
Accrued expenses and other current liabilities	(794,710)	77,457
Other long-term liabilities	15,311	-
Net cash used in operating activities	(12,987,326)	(11,557,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	19,114	17,409
Purchases of property and equipment	(1,597,311)	(420,344)
Payments for acquisition of companies	(202,565)	(258,761)
Purchases of intangible assets	(651,593)	(888,986)
Payments for land use right	(3,593,798)	-
Dividends from equity or cost investees	14,782	50,973
Net cash used in investing activities	(6,011,371)	(1,499,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	6,889,950	4,474,045
Payments of short-term borrowings	(9,263,155)	(3,080,490)
Non-controlling interest shareholders’ capital contribution	6,698,563	-
Proceeds from issuing common stocks	-	10,000,000
Payments of transaction costs related to stock issuance	-	(610,439)
Net cash provided by financing activities	4,325,358	10,783,116

Effect of foreign currency translation	706,563	98,088

Net decrease in cash and cash equivalents	(13,966,776)	(2,175,583)
Cash and cash equivalents – beginning of period	43,916,597	27,400,420
Cash and cash equivalents – end of period	$29,949,821	$25,224,837
Supplemental disclosures of cash flow information:
Interest paid	$390,693	$90,874
Income taxes paid	$1,103,885	$447,795

Supplemental disclosures of cash flow for non-cash transaction:
Dividends receivable from equity or cost investees	$694,791	$-
Non-controlling interest shareholders’ capital contribution	$114,833	$-

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND BUSINESS OPERATIONS

China TransInfo Technology Corp. is a leading provider of end-to-end intelligent transportation systems (“ITS”) and related comprehensive technology solutions servicing the transportation industry in China. Our goal is to become the largest provider of intelligent transportation system products and related comprehensive technology solutions in China, as well as a major operator and provider of value-added ITS and location-based services (“LBS”) to commercial clients and consumers in China. Substantially all of our operations are conducted through our Variable Interest Entities (“VIE”) that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIE, we are involved in developing multiple applications in highway ITS, urban ITS, commercial vehicles ITS plus LBS, and to a lesser degree, in digital city, and land and resource filling systems based on Geographic Information Systems (“GIS”) technologies which are used to service both the public and private sector.

China TransInfo Technology Corp., its subsidiaries and its VIE hereinafter are collectively referred as the “Company.”

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Oriental Intra-Asia Entertainment (Asia Pacific) Limited, Intra-Asia Entertainment (China) Limited and Cabowise, its indirectly owned subsidiaries Oriental Intra-Asia, and the Company’s variable interest entities, or the VIE, and the VIE’s respective subsidiaries, including the Group Company, PKU Chinafront, Beijing Tian Hao, Beijing Zhangcheng, Xinjiang Zhangcheng, Zhangcheng Media, Beijing Transwiseway, Hunan Transwiseway, Hebei Transwiseway, Guizhou Transwiseway, Anhui Transwiseway, Dajian Zhitong, Shanghai Yootu, Beijing UNISITS Technology Co. Ltd. (“UNISITS”), Hangzhou Ziguang Jietong Technology Co., Ltd.,(“Hangzhou UNISITS”), Henan Ziguang Jietong Technology Co., Ltd. (“Henan UNISITS”), Jiangsu UNISITS Information System Co., Ltd. (“Jiangsu UNISITS”) and Beijing Ziguang Jinzhidun Information Technology Co., Ltd. (“Beijing UNISITS”). All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

The consolidated financial statements include the accounts of VIE and VIE’s majority owned subsidiaries, which are approximately 3% to 70% owned by noncontrolling interests.

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

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. As of June 30, 2011 and December 31, 2010, research and development expenses were capitalized in the amount of $5,357,423 and $4,776,643, respectively, and were included in intangible assets in the Company's condensed consolidated balance sheet.

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

The Company’s revenue of service fees are primarily fixed price contracts. Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion within the scope of ASC 605 and is consistently applied for all fixed price contracts. Such contracts include services provided for software development projects, IT outsourcing and solutions, system integration, and network integration services at fixed price arrangements with its customers. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profits in a given period are reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profits on these contracts. The company did not incur any deferred costs for the three months ended March 31, 2011. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Any advance payments received from its customers prior to recognition of revenue is classified as a current liability as billings in excess of costs and estimated earnings on uncompleted contracts.

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

Recently Issued Accounting Guidance

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220)”, which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820)”, which provided clarifications for Topic 820 and also included instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurement has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs, and is effective during interim and annual periods beginning after December 15, 2011 for public entities. Early application by public entities is not permitted, and the adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The adoption of the guidance did not have a significant impact on our consolidated financial statements.

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

The Company’s restricted cash balance on June 30, 2011 was $1,970,367. Restricted cash normally consists of cash deposited into third party banks with certain period of time restrictions for various business purposes, which may include contract performance bonds. The restrictions expire when the related obligations are fulfilled.

4.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

	June 30, 2011	December 31,
	(Unaudited)	2010

Costs incurred on uncompleted contracts	$173,852,165	$$142,198,373
Estimated earnings on uncompleted contracts	71,101,717	63,591,599
Total	244,953,882	205,789,972
Less – billings to date	(211,432,055)	(181,244,358)

Costs and estimated earnings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts	$33,521,827	$24,545,614

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

	June 30, 2011	December 31,
	(Unaudited)	2010

Costs incurred on estimated earnings in excess of billings on uncompleted contracts	$43,372,915	$38,626,089
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,851,088)	(14,080,475)

Total	$33,521,827	$24,545,614

5.	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

			2010
			Acquisition and	Adjustments/Net
	% of Non-	As of	Increase in	Income		As of
	controlling	December 31,	Investment	of Non-controlling		December 31,
Name of Affiliate	Interest	2009	(Fair Value)	Interest	Dividends	2010

PKU Chinafront	3%	$1,436,187	$113,016 $	105,346	$-	$1,654,549
Beijing Transwiseway	30%	284,726	140,323	94,950	-	519,999
Dajian Zhitong	15%	33,276	-	(38,498)	-	(5,222)
UNISITS	33.98%	16,745,286	(7,734,789)	4,746,513	(53,094)	13,703,916
Total		$18,499,475	$(7,481,450)	$4,908,311	$(53,094)	$15,873,242

			2011
			Acquisition and	Adjustments/Net
	% of Non-	As of	Increase in	Income
	controlling	December 31,	Investment	of Non-controlling		As of June 30,
Name of Affiliate	Interest	2010	(Fair Value)	Interest	Dividends	2011

PKU Chinafront	3%	$1,654,549	$190,875	$1,384	$-	$1,846,808
Beijing Transwiseway	45%	519,999	2,847,250	(426,675)	-	2,940,574
Dajian Zhitong	15%	(5,222)	-	(18,264)	-	(23,486)
UNISITS	33.98%	13,703,916	309,400	2,417,997	(1,541,230)	14,890,083
Beijing Zhangcheng	49%	-	4,511,974	(13,238)	-	4,498,736
Total		$15,873,242	$7,859,499	$1,961,204	$(1,541,230)	$24,152,715

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

On October 21, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Marine Communication & Information Co., Ltd. (“Beijing Marine”) and Zhongyuan Credit Guarantee Co., Ltd. (“Zhongyuan Credit”) whereby Zhongyuan Credit agreed to contribute RMB 30 million (approximately $4.38 million) in cash into the Group Company’s majority-owned subsidiary, Beijing Transwiseway in exchange for a 30% equity interest in Beijing Transwiseway. Following this transaction, the Group Company acquired a 55% majority ownership of Beijing Transwiseway while Beijing Marine and Zhongyuan Credit own 15% and 30% equity interest in Beijing Transwiseway, respectively. The capital increase was completed by the end of March 2011.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Effect of subsidiary equity transaction was calculated under the provision of the ASC 810-10-45 that relates to the issuance of securities of a non-wholly owned subsidiary. Therefore, the Company recognized $2,632,894 and $4,511,974, respectively, increase in non-controlling interest in subsidiaries Beijing Transwiseway and Beijing Zhangcheng and corresponding increase in additional paid-in capital for the six months ended June 30, 2011.

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

The Group Company’s additional 30.85% equity interest purchase has been accounted in accordance with ASC 810-10-45-23. Accordingly, the Group Company’s purchase of additional equity interest ownership in UNISITS’ interest while the Group Company retains its controlling financial interest in UNISITS has been accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income. The carrying amount of the non-controlling interest has been adjusted to reflect the change in its ownership interest in the subsidiary (UNISITS), which includes the total cash consideration of RMB 4.41 million (approximately US$0.65 million) and the total stock consideration of approximately 1.16 million shares of the Company common stock as the management believes that the “make good” provision in making the contingent payment is very likely.

6.	LONG-TERM INVESTMENTS

The Company had the following long-term investments accounted under the equity method and cost method:

		June 30, 2011
		Equity
	Equity	Investment
Type	Investee	Ownership
Equity	GanSu Ziguang Intelligent Transportation and Control Co., Ltd.(“Gansu”)	33.33%
Equity	ShanXi Ziguang Trans Technology Co., Ltd.(“Shanxi”)	49.00%
Equity	Beijing Chinacommunications UNISPlendour TECHNOLOGY Co. , Ltd. (“ZJUNIS”)	30.00%
Equity	Beijing Optic Times Technology Co., Ltd. (“BOTTC”)	23.17%
Cost	ShanDong Hi-speed Information Engineering Co., Ltd. (“Shandong”)	5.00%
Cost	BeiJing Ziguang Youma Technology Co., Ltd. (“ZGYM”)	15.00%

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Equity and cost investments in affiliates as of June 30, 2011 consisted of the following:

Type	Equity	Beginning Equity	Proportional Share of	Dividends	Foreign	Ending Equity
	Investee	Investment Basis	the Equity-Accounted		Currency	Investment
		12/31/10	Affiliate’s Net Income		Translation	Basis 06/30/11
					Adjustment
Equity	Gansu	$7,878,721	$1,385,322	$(694,791)	$170,195	$8,739,447
Equity	Shanxi	341,052	(27,387)		6,460	320,125
Equity	ZJUNIS	147,960	(43,326)		2,476	107,110
Equity	BOTTC	256,429	41,376		5,501	303,306
Cost	Shandong	113,775	-		2,250	116,025
Cost	ZGYM	22,755	-		450	23,205
Total		$8,760,692	$1,355,985	$(694,791)	$187,332	$9,609,218

Gansu is a “significant equity investee” of the Company per SEC Regulation S-X Rule 8-03 (c)(3), its key financial information for the quarter ended June 30, 2011 is as follows:

June 30, 2011	Gansu		Gansu
Total current assets	$53,655,563	Net sales	$15,734,001
Total assets	56,960,704	Gross Profit	6,340,969
Total current liabilities	28,423,817	Income from operations	4,885,897
Total liabilities	$28,655,867	Net income	$4,152,203

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2011	December 31, 2010
Intangible assets	$15,409,157	$7,718,124
Less: accumulated amortization	(606,008)	(315,295)
Intangible assets, net	14,803,149	7,402,829

The increase of intangible assets was mainly due to the registered capital contribution of RMB 44.6 million (approximately $6.9 million) in Beijing Zhangcheng at the end of March of 2011.

Estimated future intangible amortization as of June 30, 2011 for each of the next five years is as follows:

Years ending December 31,	Amount
2011	$261,723
2012	418,565
2013	418,565
2014	418,463
2015	418,463
Thereafter	12,867,370
Total	$14,803,149

8.	STOCK-BASED COMPENSATION

Stock Warrants

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

A summary of stock warrants for the six months ended June 30, 2011 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Warrants	Shares	Exercise Price	(Months)	Value
Outstanding at December 31, 2009	55,555	1.80	52	$353,885
Granted	-	-	-
Exercised or converted	50,000	1.80	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2010	5,555	$1.80	40	$16,332
Exercisable at December 31, 2010	5,555	$1.80	40	$16,332

Granted	-	-	-
Exercised or converted	-	-	-
Forfeited or expired	-	-	-
Outstanding at June 30, 2011	5,555	$1.80	34	$10,555
Exercisable at June 30, 2011	5,555	$1.80	34	$10,555

Stock Options

The Company granted the following stock options during the six-month ended June 30, 2011:

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

The Company recorded compensation expense of $634,040 and $843,481 during the six months ended June 30, 2011 and 2010, respectively, in connection with the stock options disclosed above.

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	Six months ended	Year ended
	June 30, 2011	December 31, 2010
Risk-free interest rate	1.28%-1.30%	1.44%
Expected life (year)	3.5	3.5
Expected volatility	37.61%-44.90%	49%
Weighted average fair value per option	$1.41- $1.65	$2.24

A summary of stock options transactions during the six months ended June 30, 2011 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Options	Shares	Exercise Price	(Months)	Value
Outstanding at January 1, 2011	1,368,400	$7.2		-
Granted	804,901	4.84	-
Exercised or converted	-	-	-
Forfeited or expired	(259,000)	7.69	-	-
Outstanding at June 30, 2011	1,914,301	$6.3	45	$-

Non-vested at June 30, 2011	1,533,645	$6.21	47	$-
Exercisable at June 30, 2011	380,656	$6.68	37	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $3.70 and $4.74 as of June 30, 2011 and December 31, 2010, respectively. No options were exercised during the six months ended June 30, 2011.

Unvested share awards

The following table sets forth the details of the Company’s unvested share awards activity for the six months ended June 30, 2011:

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Balance at January 1, 2011	890,800	$3.9
Granted	804,901	1.56
Replaced	-	-
Vested	(54,056)	2.06
Cancelled or Forfeited	(108,000)	4.02
Balance at June 30, 2011	1,533,645	$2.74

As of June 30, 2011, total unrecognized compensation costs related to unvested stock options were approximately $3,300,000. Unvested stock options are expected to be recognized over a weighted average period of 2.93 years.

9.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits. The Company had no unrecognized tax benefits as of June 30, 2011 and 2010. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the three months ended June 30, 2011.

The Company, through its subsidiaries, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of approximately $15,000,000 as of June 30, 2011 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of approximately $4,600,000 due to uncertainty of its realization.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended June 30, 2011 and 2010, income tax expenses were as follows:

	Six Months Ended June 30,
	2011			2010
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current	$-	$-	$862,935	$-	$-	$835,776
Deferred	-	-		-	-	4,047
	$-	$-	$862,935	$-	$-	839,823

Each of Hebei Transwiseway, Hunan Transwiseway, Guizhou Transwiseway, Anhui Transwiseway, Jiangsu UNISITS, PKU Chinafront Chengdu Branch, PKU Chinafront Shanxi Branch, Chongqing PKU Chinafront, Shanghai PKU Chinafront, Chongqing Jiaokai, Qianfang Hongxin, Xinjiang Zhangcheng, and Dajian Zhitong is subject to a tax rate of 25% on the taxable income for PRC income tax purposes under the new EIT Law in 2011. Each of PKU Chianfront, Beijing Transwiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS qualifies as a “new or high-technology enterprise” and is subject to a tax rate of 15% on the taxable income for PRC income tax purposes in 2011. Each of Beijing Tian Hao, Beijing Zhangcheng and Shanghai Yootu, Beijing Zhangcheng Media and the Group Company qualifies as a “software enterprise” located in Beijing and Shanghai, and is entitled to tax exemptions or preferential tax rates on the taxable income for PRC income tax purposes in 2011. Henan UNISITS is subject to a special rate of 2.5% for its taxable revenue in 2011.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at June 30, 2011 and December 31, 2010 were as follows:

	Deferred Tax Assets

	Net operating loss	Valuation	Net deferred tax
	carryforwards	allowance	assets
June 30, 2011:
Foreign:
In RMB	¥168,151	¥-	¥168,151
Exchange rate	0.1547	0.1547
In USD	$26,013	$-	$26,013
Domestic :
In USD	$4,600,000	$(4,600,000)	$-
December 31, 2010:
Foreign:
In RMB	¥168,151	¥-	¥168,151
Exchange rate	0.1517	0.1517
In USD	$25,508	$-	$25,508
Domestic :
In USD	$4,600,000	$(4,600,000)	$-

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

10.	EARNINGS PER SHARE

The Company calculates its basic and diluted earnings per share in accordance with ASC 260, Earnings per Share. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and stock options include non-vested stock granted to employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to CTFO	$2,789,396	$3,609,917	$5,756,672	$5,368,956
Basic earnings per share:

Basic weighted average share outstanding	25,270,069	25,051,414	25,270,069	24,031,595
Basic earnings per common share	$0.11	$0.14	$0.23	$0.22
Diluted earnings per share:

Basic weighted average share outstanding	25,270,069	25,051,414	25,270,069	24,031,595
Effect of dilutive stock options and warrants	3,126	45,109	3,248	57,332
Diluted weighted average shares outstanding	25,273,195	25,096,523	25,273,317	24,088,927
Diluted earnings per common share	$0.11	$0.14	$0.23	$0.22

11.	CONCENTRATION OF RISK

Cash

All funds in a noninterest-bearing transaction account are insured in full by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules. As of June 30, 2011 and December 31, 2010, uninsured balances totaled zero and $497,777, respectively.

Major Customers

The Company had one and two major customers that individually represented 10% or more of the Company’s total net sales during the six months ended June 30, 2011 and 2010, respectively. Total net sales from those customers was $7,677,266 and $10,400,274 for the six months ended June 30, 2011 and 2010, respectively, and related accounts receivable balance was zero and $1,785,036 as of June 30, 2011 and 2010, respectively.

12.	Contractual Obligation and Capital Commitments

On April 15, 2011, the Group Company entered into a Land Development Compensation Framework Agreement (the “Framework Agreement”) with Beijing Strong Science Park Development Co., Ltd. ("Beijing Strong"), pursuant to which Beijing Strong agreed to complete the development of the land block with a site area of 48,900 square meters, located at Zhongguancun Innovation Park (the “C6-04 Land”) within one year after the date of the Framework Agreement. In exchange, the Group Company agreed to pay an aggregate of RMB 117,360,000 (approximately $17,984,553) to Beijing Strong, among which RMB 23,472,000 (approximately $3,596,911) must be paid on or before April 25, 2011. The Group Company intends to construct office buildings on the C6-04 Land for its own and its subsidiaries’ use to reduce its rental expenses over the long term. As of June 30, 2011, the company has paid RMB 23,472,000 (approximately$3,631,118).

The Group Company has entered into a lease agreement to lease office spaces at the 8th and 9th floors of Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing China. Pursuant to this lease, we have the right to use the office space of 5,311 square meters in the Vision Building from November 1, 2009. We pay a monthly rent (including a monthly property management fee of RMB 258,460) of RMB 605,765 (approximately $88,800) for this facility. We are entitled for one free month rental of RMB 476,535 (approximately $69,855) per year. The lease expires on October 31, 2012. We expect that we will be able to renew the lease on similar terms prior to its expiration. UNISITS, one of the Company’s VIE, has also entered a lease agreement to lease office spaces at the 12th floor of Vision Building. Pursuant to this lease, UNISITS has the right to use the office space of 1,175.22 square meters in the Vision Building starting from February 15, 2010. UNISITS pays a monthly rent (including a monthly property management fee of RMB 28,597) of RMB 142,985 (approximately $20,935) for this facility. UNISITS is entitled to two free month rentals of RMB 228,776 (approximately $33,496) for the first two months. This lease expires on February 28, 2013.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

At the years ending December 31 of 2011, 2012, and 2013, the aggregate future minimum payments under these lease agreements are as follows:

Years ending December 31,	Amount
2011	$749,588
2012	1,216,840
2013	149,342
Total	$2,115,770

13.	SUBSEQUENT EVENTS

On July 12, 2011, the Group Company entered into a government investment agreement (the “Investment Agreement”) with Zhongguancun Development Group (“Zhongguancun”), whereby Zhongguancun agreed, on behalf of Beijing Municipal Government, within a specified period of time, to contribute RMB 50 million (approximately $7.69 million) in cash to Beijing Transwiseway in exchange for a 10% equity interest of Beijing Transwiseway. Following the first installment of capital contribution by Zhongguancun of RMB 10 million (approximately $1.54 million), the Group Company will retain a 53.80% ownership of Beijing Transwiseway while Beijing Marine, Zhongyuan Credit and Zhongguancun will own 14.68%, 29.35% and 2.17% equity interest of Beijing Transwiseway, respectively. By the end of June 2011, the first installment of capital contribution has not been paid.

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

Overview of Our Business

We are a leading provider of end-to-end intelligent transportation systems (“ITS”) and related comprehensive technology solutions servicing the transportation industry in China. Our goal is to become the largest provider of intelligent transportation system products and related comprehensive technology solutions in China, as well as a major operator and provider of value-added ITS and location-based services (“LBS”) to commercial clients and consumers in China. Substantially all of our operations are conducted through our VIE that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIE, we are involved in developing multiple applications in highway ITS, urban ITS, commercial vehicles ITS plus LBS, and to a lesser degree, in digital city, and land and resource filling systems based on Geographic Information Systems (“GIS”) technologies which are used to service both the public and private sector.

Our primary focus is on providing end-to-end ITS solutions and related services to the transportation industry. We also offer comprehensive solutions for transportation oriented GIS, encompassing transportation planning, design, construction, maintenance and operation.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second quarter of 2011, which resulted in sustained growth in our revenues. The transportation information industry in China is experiencing a rapid and continued development along with a sustained increase in the Chinese government and public demand for advanced transportation information products and services to support more effective and efficient transportation networks within China. This trend is supported by the growing amount of governmental spending in the transportation sector. We believe this trend will continue to result in the growth in sales of our transportation products and services.

The following are some financial highlights for the second quarter of 2011:

  Net sales – Our net sales were approximately $36.87 million for the second quarter of 2011, an increase of 53.35% for the same quarter of the previous year.

  Gross Margin – Gross margin was 28.68% for the second quarter of 2011, as compared to 39.85% for the same period in 2010.

  Operating Profit – Operating profit was approximately $3.18 million for the second quarter of 2011, a decrease of 30.63% from $4.58 million for the same quarter of the previous year.

  Net Income – Net income was approximately $2.79 million for the second quarter of 2011, a decrease of 22.73% from $3.61 million for the same quarter of the previous year.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report in Form 10-K for the fiscal year ended December 31, 2010, we consider our estimates on revenue recognition, vendor allowances, amortization of intangibles, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended June 30, 2011.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$36,874,738	100.00%		$24,045,906	100.00%
Cost of sales	26,298,267	71.32%		14,463,937	60.15%
Gross profit	10,576,471	28.68%		9,581,969	39.85%
Total operating expenses	7,397,564	20.06%		4,999,719	20.79%
Income from operations	3,178,907	8.62%		4,582,250	19.06%
Non-operating income (expense)	(86,398)	(0.23%	)	650,648	2.71%
Income before income taxes, non-controlling interests, and gain on equity investments	3,092,509	8.39%		5,232,898	21.76%
Income taxes	361,810	0.98%		464,027	1.93%

Net income before non-controlling interests and gain on equity investments in affiliates	2,730,699	7.41%		4,768,871	19.83%
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	1,023,349	2.78%		57,206	0.24%
Net income before non-controlling interests	3,754,048	10.19%		4,826,077	20.07%
Non-controlling interests in net income of subsidiary	964,652	2.62%	1,216,160	5.06%
Net income	$2,789,396	7.57%	$3,609,917	15.01%

Net Sales – Net sales increased by $12.83 million, or 53.35%, to $36.87 million for the three months ended June 30, 2011, from $24.05 million during the same period of 2010. Approximately 91.64% of this increase is attributable to the increase of our transportation business in the second quarter of 2011, which increased approximately 52.05% in sales for the three months ended June 30, 2011 over the same period of 2010. Such an increase was mainly attributable to the successful execution of the Company’s major businesses following its shift to the transportation business in late 2007 as well as rapidly developing market demand in the transportation information sector in China. The transportation information industry in China is in the process of rapid and continuous development. We believe that the trend in China’s transportation information industry is toward a continuous increase of the Chinese government’s and public’s demand for advanced transportation information products and services to support more effective and efficient transportation networks in China. We expect that further development of China’s highway and urban transportation infrastructure will continue to impact favorably on the demand for our transportation information products and services.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	Net	% of Net	Net	% of Net
	Sales	Sales	Sales	Sales
Transportation	$34,340,629	93.12%	$22,584,750	93.93%
Digital City	1,293,403	3.51%	1,015,250	4.22%
Land and resources	44,010	0.12%	70,038	0.29%
Other	1,196,696	3.25%	375,868	1.56%
Net sales	$36,874,738	100.00%	$24,045,906	100.00%

Gross Profit – Our gross profit increased approximately $1.00 million, or 10.38%, to approximately $10.58 million for the three months ended June 30, 2011, from approximately $9.58 million during the same period of 2010. Our gross profit increase was mainly attributable to the increase of sales during the three months ended June 30, 2011. However, our gross profit increase underperformed our revenue increase from the same period of 2010 to 2011, and as a result, our gross profit as a percentage of net sales decreased 11.17% from 39.85% during the same period of 2010 to 28.68% for the three months ended June 30, 2011. This decrease was mainly due to our continuous expansion into ITS market since the acquisition of UNISITS, which has resulted in a relatively lower gross margin on average than that of the Company’s in the same period of 2010.

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

Total operating expenses increased by $2.40 million, or 47.96%, to $7.40 million for the three months ended June 30, 2011, from $5.00 million during the same period of 2010. The increase is due to the following:

  Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.50 million to $0.96 million for the three months ended June 30, 2011, from $0.46 million during the same period of 2010. As a percentage of revenues, selling expenses increased to 2.59% for the three months ended June 30, 2011, from 1.90% during the same period of 2010. The increase of selling expenses was mainly attributable to the increase of sales volume which resulted in the increased payment of representative commissions and promotion fees.

  Our general and administrative expenses were approximately $6.44 million (17.47% of total sales) and approximately $4.54 million (18.89% of total sales) for the three months ended June 30, 2011 and 2010, respectively. The increase of administrative expenses was mainly attributable to the increase of labor costs related to the increase of sales volume as well as the development of the Company’s commercial vehicle ITS plus LBS businesses.

Income Taxes – For the three months ended June 30, 2011, we recognized income tax expenses of $0.36 million and an effective tax rate of 11.70% while in the same period of 2010, we recognized income tax expenses of $0.46 million and an effective tax rate of 8.87% . The increase in the effective income tax rate mainly resulted from higher profits generated from UNISITS (which has a relatively higher effective tax rate) for the three months ended June 30, 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$73,373,897	100.00%		$48,933,381	100.00%
Cost of sales	52,404,305	71.42%		30,818,236	62.98%
Gross profit	20,969,592	28.58%		18,115,145	37.02%
Total operating expenses	13,718,623	18.70%		9,867,176	20.16%
Income from operations	7,250,969	9.88%		8,247,969	16.86%
Non-operating income (expense)	(26,143)	(0.04%	)	552,812	1.13%
Income before income taxes, non-controlling interests, and gain on equity investments	7,224,826	9.84%		8,800,781	17.99%
Income taxes	862,935	1.18%		839,823	1.72%

Net income before non-controlling interests and gain on equity investments in affiliates	6,361,891	8.66%		7,960,958	16.27%
Gain (Loss) on equity investments in affiliates due to proportional shares of the affiliates net income	1,355,985	1.85%		(301,589)	(0.62%	)
Net income before non-controlling interests	7,717,876	10.51%		7,659,369	15.65%
Non-controlling interests in net income of subsidiary	1,961,204	2.67%		2,290,413	4.68%

Net income	$5,756,672	7.84%		$5,368,956	10.97%

Net Sales – Net sales increased by $24.44 million, or 49.95%, to $73.37 million for the six months ended June 30, 2011, from $48.93 million during the same period of 2010. Approximately 91.76% of this increase is attributable to the increase of our transportation business in the first half of 2011, which increased approximately 47.66% as compared to the same period of 2010. Such an increase was mainly attributable to the successful execution of the Company’s major businesses following its shift to the Transportation business in late 2007, and aided by the rapidly developing market opportunities in the transportation information sector in China.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Net Sales	% of Net	Net Sales	% of Net
		Sales		Sales
Transportation	$69,479,956	94.69%	$47,053,480	96.16%
Digital City	1,299,766	1.77%	1,169,884	2.39%
Land and resources	47,055	0.06%	174,042	0.36%
Other	2,547,120	3.47%	535,975	1.10%
Net sales	$73,373,897	100.00%	$48,933,381	100.00%

Gross Profit – Our gross profit increased approximately $2.85 million, or 15.76%, to approximately $20.97 million for the six months ended June 30, 2011, from approximately $18.12 million during the same period of 2010. Our gross profit increase was mainly attributable to the increase of sales during the six months ended June 30, 2011. However, our gross profit increase underperformed our revenue increase from the same period of 2010 to 2011 and our gross profit as a percentage of net sales decreased 8.44% from 37.02% during the same period of 2010 to 28.58% for the six months ended June 30, 2011. This decrease was mainly due to our continuous expansion into ITS market since the acquisition of UNISITS, which resulted in a relatively lower gross margin on average than that of the Company’s in the same period of 2010.

Total Operating Expenses – Total operating expenses increased by $3.85 million, or 39.03%, to $13.72 million for the six months ended June 30, 2011, from $9.87 million during the same period of 2010. The increase is due to the following:

  Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.56 million to $1.78 million for the six months ended June 30, 2011, from $1.22 million during the same period of 2010. As a percentage of revenues, selling expenses decreased to 2.42% for the six months ended June 30, 2011, from 2.49% during the same period of 2010. The increase of selling expenses was mainly attributable to the increase of sales volume which resulted in the increased payment of representative commissions and promotion fees.
  Our general and administrative expenses were approximately $11.94 million (16.27% of total sales) and approximately $8.65 million (17.68% of total sales) for the six months ended June 30, 2011 and 2010 respectively. The increase of administrative expenses was mainly attributable to the increase of labor costs related to the increase of sales volume as well as the development of the Company’s commercial vehicle ITS plus LBS businesses .

Income Taxes – For the six months ended June 30, 2011, we recognized income tax expense of $0.86 million and effective tax rate of 11.94% while in the same period of 2009, we recognized income tax expense of $0.84 million and effective tax rate of 9.54% . The increase in the effective income tax rate mainly resulted from higher profits generated from UNISITS (which has a relatively higher effective tax rate) for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends to noncontrolling shareholders of subsidiaries. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings from our revolving credit facility. We believe our cash on hand, future funds generated from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

As of June 30, 2011, we had cash and cash equivalents (excluding restricted cash) of approximately $29.95 million and restricted cash of approximately $1.97 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Six Months Ended June 30,
	2011	2010
Net cash (used in) operating activities	$(12,987,326)	$(11,557,078)
Net cash (used in) investing activities	(6,011,371)	(1,499,709)
Net cash provided by financing activities	4,325,358	10,783,116
Effect of foreign currency translation	706,563	98,088
Net (decrease) in cash and cash equivalents	$(13,966,776)	$(2,175,583)

Operating Activities

Net cash used in operating activities was approximately $12.99 million for the six-month period ended June 30, 2011, while for the same period of 2010, we had approximately $11.56 million net cash used in operating activities. Such a change in net cash used in operating activities was primarily attributable to our increased sales volume and expanded operations, which resulted in the increase in accounts receivables and other receivables of $1.1 million, the decrease of accounts payables of $5.1 million, the increase of inventories of $1.7 million, the decrease in net billings of $0.8 million, that is, the difference between the billings in excess of costs and estimated earnings on uncompleted projects (when we receive payments from clients ahead of cost and earnings realization) and costs and estimated earnings in excess of billings of uncompleted projects (when our work was performed ahead of customer payments in some of our contracts per the contract payment terms), offset by a reduction of restricted cash of $2.5 million, a reduction of prepaid expenses and other current assets of $4.7 million for the six months ended June 30, 2011 compared to the same period of 2010 .

Investing Activities

Our primary uses of cash in investing activities are payments for the acquisition of property and equipment, land, as well as intangible assets. Net cash used in investing activities for the six-month period ended June 30, 2011 was approximately $6.01 million, which is an increase of approximately $4.51 million from net cash used in investing activities of approximately $1.50 million for the same period of 2010. The increase of the cash used in investing activities was mainly attributable to the cash used for hardware procurement related to the development of the commercial vehicle ITS plus LBS business, as well as a down payment of $3.6 million to Beijing Strong Science Park Development Co., Ltd. for securing the purchase of a parcel of land to be used for the Company’s future office facilities, during the six months ended June 30, 2011.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2011 was approximately $4.33 million, while for the same period of 2010 we had approximately $10.78 million net cash provided by financing activities. Such a decrease was mainly attributable to the fact that during the six months ended June 30, 2011, we repaid more short term borrowings than the proceeds we received from new short term borrowings. In addition, compared to the proceeds of $10 million we received from a financing activity during the first half of 2010, we received less cash from investment during the six-month period ended June 30, 2011, that is, cash received from non-controlling interest shareholders of $6.7 million.

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

On June 21, 2010, PKU Chinafront, entered into a short-term loan agreement with Bank of Beijing, Zhongguancun Branch (“Zhongguancun Branch”), pursuant to which Zhongguancun Branch agreed to loan PKU Chinafront the sum of RMB 30 million (approximately $4.58 million) as working capital. The loan has an annual interest rate based on the benchmark interest rate as of the date of the first withdrawal of the principal, with interest to be paid on a quarterly basis. The loan expires within 12 months of the date of the first withdrawal but may be renewed upon receipt of written consent from Zhongguancun Branch. Under the terms of the loan agreement, PKU Chinafront is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Zhongguancun Branch may demand immediate repayment of the principal and accrued interests upon the occurrence of an event of default that includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy. As of June 30, 2011, the total amount of the loan was repaid in full.

On November 29, 2010, Beijing Transwiseway entered into a short-term loan agreement with Zhongguancun Haidianyuan Branch of Bank of Beijing Co., Ltd. ("Haidianyuan Branch "), pursuant to which Haidianyuan Branch agreed to loan Beijing Transwiseway the sum of RMB 30 million (approximately $4.64 million). The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the date of the first withdrawal of the principal, with interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but may be renewed upon the written consent by Haidianyuan Branch. Under the terms of the loan agreement, Beijing Transwiseway is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Haidianyuan Branch may demand immediate repayment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, material breach of representations and warranties by Beijing China Transwiseway, and certain events of liquidation or bankruptcy. As of June 30, 2011, a principal amount of approximately $4.64 million was outstanding.

On January 19, 2011, PKU Chinafront entered into a short-term loan agreement with the Bank of Communications, Jiuxianqiao Branch, pursuant to which the Bank of Communications has agreed to loan PKU Chinafront the sum of RMB 20 million (approximately $3.05 million) for working capital purposes. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the actual launch day, with interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal. As of June 30, 2011, a principal amount of approximately $3.09 million was outstanding.

On May 25, May 30 and June 15, 2011, PKU Chinafront, entered into three short-term loan agreements with Bank of Beijing, Zhongguancun Branch (“Zhongguancun”), pursuant to which Zhongguancun agreed to loan PKU Chinafront an aggregate of RMB 25 million (approximately $3.87 million) as working capital. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the actual launch day, with interest to be paid on a quarterly basis. The loan expires within 12 months of the date of the first withdrawal but may be renewed upon receipt of written consent from Zhongguancun. Under the terms of the loan agreement, PKU Chinafront is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Zhongguancun may demand immediate repayment of the principal and accrued interests upon the occurrence of an event of default that includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy. As of June 30, 2011, a principal amount of approximately $3.87 million was outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Rong Zhang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Rong Zhang concluded that as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended June 30, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED.]

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

EXHIBITS.

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

101

The following financial information from The China TransInfo Technology Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 15, 2011

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

101

The following financial information from The China TransInfo Technology Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.