Form 10-Q
period 2011-09-30
China TransInfo Technology Corp.
filed 2011-11-14
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Yes[X]                        No [  ]

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

Yes[   ]                     No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,270,069

i

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2011
	(Unaudited)	December 31, 2010
ASSETS
Cash and cash equivalents	$22,950,405	$43,916,597
Restricted cash	2,132,654	3,131,660

Accounts receivable, net of allowance for doubtful accounts of $94,009 and $92,794, respectively	45,764,146	26,881,280
Inventories	3,653,539	1,079,221
Costs and estimated earnings in excess of billings on uncompleted contracts	44,045,758	38,626,089
Prepaid expenses and other current assets	16,581,131	18,551,801
Other receivables	13,729,017	10,632,452
Deferred income tax assets	26,316	25,508
Total current assets	148,882,966	142,844,608
Property and equipment, net	10,914,086	10,878,276
Long-term prepayment for land use right	3,673,368	-
Long-term investments	10,082,199	8,760,692
Intangible assets, net	14,872,523	7,402,829
Goodwill	10,646,300	10,319,768
Other assets	372,592	319,679

Total assets	$199,444,034	$180,525,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$27,966,527	$32,296,459
Short-term borrowings from banks	9,390,000	13,728,850
Billings in excess of costs and estimated earnings on uncompleted contracts	13,821,526	14,080,475
Accrued expenses and other current liabilities	6,495,611	8,988,180
Total current liabilities	57,673,664	69,093,964
Other long-term liabilities	109,550	200,699

Total liabilities	57,783,214	69,294,663

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value per share, authorized 10,000,000 shares, no shares issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value per share, 150,000,000 shares authorized, 25,270,069 shares issued and outstanding	25,270	25,270
Additional paid-in capital	50,292,053	42,887,452
Retained earnings	56,393,889	47,417,481
Non-controlling interests	26,411,900	15,873,242
Accumulated other comprehensive income	8,537,708	5,027,744

Total stockholders’ equity	141,660,820	111,231,189

Total liabilities and stockholders’ equity	$199,444,034	$180,525,852

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September, 30		Three Months Ended September, 30
	2011	2010	2011	2010

Net sales	$118,835,691	$83,972,930	$45,461,794	$35,039,549
Cost of sales	86,713,128	55,288,528	34,308,823	24,470,292
Gross profit	32,122,563	28,684,402	11,152,971	10,569,257
Total operating expenses	20,274,176	15,287,215	6,555,553	5,420,039
Income from operations	11,848,387	13,397,187	4,597,418	5,149,218
Non-operating income (expense):
Interest income	181,790	100,907	95,447	23,979
Interest expense	(679,789)	(326,058)	(192,460)	(122,747)
Subsidy income	436,876	1,427,592	175,914	673,568
Other expense, net	153,859	(210,462)	39,978	(135,633)
Total non-operating income	92,736	991,979	118,879	439,167
Income before income taxes, non-controlling interests, and gain on equity investments in affiliates	11,941,123	14,389,166	4,716,297	5,588,385
Income taxes	1,327,983	1,448,014	465,048	608,191
Net income before non-controlling interests and gain on equity investments in affiliates net income	10,613,140	12,941,152	4,251,249	4,980,194
Gain (loss) on equity investments in affiliates due to proportional shares of the affiliates net income	1,774,397	(139,992)	418,412	161,597
Net income before non-controlling interests	12,387,537	12,801,160	4,669,661	5,141,791
Non-controlling interests in net income of subsidiary	3,411,129	3,181,640	1,449,925	891,227
Net income	$8,976,408	$9,619,520	3,219,736	4,250,564
Weighted average number of shares of outstanding:
Basic	25,270,069	24,440,253	25,270,069	25,257,569
Diluted	25,273,187	24,504,221	25,272,553	25,318,470
Earnings per share -
Basic	$0.36	$0.39	0.13	$0.17
Diluted	$0.36	$0.39	0.13	$0.17
Comprehensive income
Net income including noncontrolling interest	$12,387,537	$12,801,160	$4,669,661	$5,141,791
Translation adjustments	3,509,964	1,662,836	1,392,469	1,321,438
Comprehensive income	$15,897,501	$14,463,996	$6,062,130	$6,463,229
Comprehensive income attributable to noncontrolling interest	$3,411,129	$3,181,640	$1,449,925	$891,227
Comprehensive income attributable to CTFO	$12,486,372	$11,282,356	$4,612,205	$5,572,002

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,976,408	$9,619,520
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interests	3,411,129	3,181,640
Depreciation and amortization expense	2,020,329	1,488,333
Stock-based compensation	950,602	1,266,117

Gain on equity investments in affiliates due to proportional shares of the affiliates net income	(1,774,398)	139,992
Gain on disposal of portion equity of subsidiary to noncontroling interest	(40,751)	-
Dividends income	(14,882)	-
Loss on disposal of property and equipment	22,497	(4,587)
Bad debt expense	(1,649)	6,696
(Increase) Decrease in assets:
Restricted cash	1,081,537	(1,627,697)
Accounts receivable	(17,758,732)	(9,229,895)
Inventories	(2,501,865)	(48,844)
Prepaid expenses and other current assets	2,618,533	(13,047,015)
Other receivables	(2,249,306)	(4,040,994)
Cost of estimated earnings in excess of billings on uncompleted contracts	(4,134,188)	(5,862,734)
Other assets	44,701	561,598
(Decrease )Increase in liabilities:
Accounts payable	(4,504,189)	8,276,361
Billings in excess of costs and estimated on uncompleted contracts	(693,851)	(5,215,824)
Accrued expenses and other current liabilities	(2,880,903)	1,638,264
Other long-term liabilities	107,898	-
Net cash used in operating activities	(17,321,080)	(12,899,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	22,530	58,092
Purchases of property and equipment	(2,301,569)	(532,380)
Payments for acquisition of companies	(203,927)	(259,484)
Purchases of intangible assets	(699,452)	(2,422,365)
Payments for land use right	(3,617,974)	-
Purchase of long-term investment	-	(735,500)
Dividends from equity or cost investees	68,444	110,161
Net cash used in investing activities	(6,731,948)	(3,781,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	7,398,970	8,899,550
Payments of short-term borrowings	(12,100,240)	(7,502,100)
Noncontrolling interest shareholders’ capital contribution	8,285,025	-
Payment of dividends to noncontrolling interests from subsidiaries	(1,535,651)
Proceeds from issuing common stocks	-	10,000,000
Payments of transaction costs related to stock issuance	-	(610,549)
Net cash provided by financing activities	2,048,104	10,786,901

Effect of foreign currency translation	1,038,732	451,713

Net decrease in cash and cash equivalents	(20,966,192)	(5,441,931)
Cash and cash equivalents – beginning of period	43,916,597	27,400,420
Cash and cash equivalents – end of period	$22,950,405	$21,958,489

Supplemental disclosures of cash flow information:
Interest paid	$682,959	$326,058
Income taxes paid	$1,499,014	$599,848

Supplemental disclosures of cash flow for non-cash transaction:
Dividends receivable from equity or cost investees	$703,696	$-
Non-controlling interest shareholders’ capital contribution	$115,605	$-
Noncontrolling interest shareholders’ contributed intangible assets as investment	$6,878,467	$-

See notes to unaudited condensed consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND BUSINESS OPERATIONS

China TransInfo Technology Corp. is a leading provider of end-to-end intelligent transportation systems (“ITS”) and related comprehensive technology solutions servicing the transportation industry in China. Our goal is to become the largest provider of intelligent transportation system products and related comprehensive technology solutions in China, as well as a major operator and provider of value-added ITS and location-based services (“LBS”) to commercial clients and consumers in China. Substantially all of our operations are conducted through our Variable Interest Entities (“VIEs”) that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIE, we are involved in developing multiple applications in highway ITS, urban ITS, commercial vehicles ITS plus LBS, and to a lesser degree, in digital city, and land and resource filling systems based on Geographic Information Systems (“GIS”) technologies which are used to service both the public and private sector.

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

  Palmcity Telematics Service Platform(“TSP”)

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, Oriental Intra-Asia Entertainment (China) Limited and Cabowise International Limited, its indirectly owned subsidiaries Oriental Intra-Asia (China) Limited (PRC), and the Company’s VIEs, and the VIEs’ respective subsidiaries, including China TransInfo Technology Group Co., Ltd. (“the Group Company”), Beijing Peking University Chinafront High Technology Co., Ltd.(“PKU Chinafront”), Beijing Tian Hao Ding Xin Science and Technology Co., Ltd.(“Beijing Tian Hao”), Beijing Zhangcheng Science and Technology Co., Ltd.(“Beijing Zhangcheng”), Xinjiang Zhangcheng Science and Technology Co., Ltd.(“Xinjiang Zhangcheng”), Beijing Zhangcheng Culture and Media Co., Ltd.(“Zhangcheng Media”), Beijing Transwiseway Information Technology Co., Ltd.(“Beijing Transwiseway”), Hunan Transwiseway Information Technology Co., Ltd.(“Hunan Transwiseway”), Hebei Transwiseway Information Technology Co., Ltd.(“Hebei Transwiseway”), Guizhou Transwiseway Information Technology Co., Ltd.(“Guizhou Transwiseway”), Anhui Transwiseway Information Technology Co., Ltd.(“Anhui Transwiseway”), Dalian Dajian Zhitong Information Service Co., Ltd.(“Dajian Zhitong”), Shanghai Yootu Information Technology Co., Ltd.(“Shanghai Yootu”), Beijing UNISITS Technology Co. Ltd. (“UNISITS”), Hangzhou Ziguang Jietong Technology Co., Ltd.(“Hangzhou UNISITS”), Henan Ziguang Jietong Technology Co., Ltd. (“Henan UNISITS”), Jiangsu UNISITS Information System Co., Ltd. (“Jiangsu UNISITS”) and Beijing Ziguang Jinzhidun Information Technology Co., Ltd. (“Beijing UNISITS”). All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

The consolidated financial statements include the accounts of VIEs and VIEs’ majority owned subsidiaries, which are approximately 3% to 70% owned by noncontrolling interests.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. As of September 30, 2011 and December 31, 2010, research and development expenses were capitalized in the amount of $5,270,442 and $4,776,643, respectively, and were included in intangible assets in the Company's condensed consolidated balance sheet.

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

The Company’s restricted cash balance on September 30, 2011 was $2,132,654. Restricted cash normally consists of cash deposited into third party banks with certain period of time restrictions for various business purposes, which may include contract performance bonds. The restrictions expire when the related obligations are fulfilled.

4.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

	September 30,
	2011	December 31,
	(Unaudited)	2010

Costs incurred on uncompleted contracts	$186,925,845	$$142,198,373
Estimated earnings on uncompleted contracts	74,924,669	63,591,599
Total	261,850,514	205,789,972
Less – billings to date	(231,626,282)	(181,244,358)

Costs and estimated earnings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts	$30,224,232	$24,545,614

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30,
	2011	December 31,
	(Unaudited)	2010

Costs incurred on estimated earnings in excess of billings on uncompleted contracts	$44,045,758	$38,626,089
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,821,526)	(14,080,475)

Total	$30,224,232	$24,545,614

5.	NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

			2010
			Acquisition and	Adjustments/Net
	% of Non-	As of	Increase in	Income		As of
	controlling	December 31,	Investment	of Non-controlling		December 31,
Name of Affiliate	Interest	2009	(Fair Value)	Interest	Dividends	2010

PKU Chinafront	3%	$1,436,187	$113,016	$105,346	$-	$1,654,549
Beijing Transwiseway	30%	284,726	140,323	94,950	-	519,999
Dajian Zhitong	15%	33,276	-	(38,498)	-	(5,222)
UNISITS	33.98%	16,745,286	(7,734,789)	4,746,513	(53,094)	13,703,916
Total		$18,499,475	$(7,481,450)	$4,908,311	$(53,094)	$15,873,242

			2011
			Acquisition and	Adjustments/Net
	% of Non-	As of	Increase in	Income		As of
	controlling	December 31,	Investment	of Non-controlling		September
Name of Affiliate	Interest	2010	(Fair Value)	Interest	Dividends	30, 2011

PKU Chinafront	3%	$1,654,549	$190,875	$(32,392)	$-	$1,813,032
Beijing Transwiseway	46.2%	519,999	3,656,510	(718,268)	-	3,458,241
Dajian Zhitong	15%	(5,222)	-	(25,355)	-	(30,577)
UNISITS	33.98%	13,703,916	309,400	3,836,708	(1,541,230)	16,308,794
Beijing Zhangcheng	49%	-	4,511,974	350,436	-	4,862,410
Total		$15,873,242	$8,668,759	$3,411,129	$(1,541,230)	$26,411,900

Beijing Zhangcheng

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

Effect of subsidiary equity transaction was calculated under the provision of the ASC 810-10-45 that relates to the issuance of securities of a non-wholly owned subsidiary. Therefore, the Company recognized $4,511,974 increase in non-controlling interest in Beijing Zhangcheng and corresponding $3,768,153 increase in additional paid-in capital for the nine months ended September 30, 2011.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Beijing Transwiseway

On October 21, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Marine Communication & Information Co., Ltd. (“Beijing Marine”) and Zhongyuan Credit Guarantee Co., Ltd. (“Zhongyuan Credit”) whereby Zhongyuan Credit agreed to contribute RMB 30 million (approximately $4.38 million) in cash into the Group Company’s majority-owned subsidiary, Beijing Transwiseway in exchange for a 30% equity interest in Beijing Transwiseway. Following this transaction, the Group Company owns a 55% majority ownership of Beijing Transwiseway while Beijing Marine and Zhongyuan Credit own 15% and 30% equity interest in Beijing Transwiseway, respectively. The capital increase was completed by the end of March 2011.

On July 12, 2011, the Group Company entered into a government investment agreement (the “Investment Agreement”) with Zhongguancun Development Group (“Zhongguancun”), whereby Zhongguancun agreed, on behalf of Beijing Municipal Government, within a specified period of time, to contribute RMB 50 million (approximately $7.69 million) in cash to Beijing Transwiseway in exchange for a 10% equity interest of Beijing Transwiseway. The first installment of RMB 10 million (approximately $1.54 million) was paid by Zhongguancun on August 1, 2011. As a result, the Group Company retains a 53.80% ownership of Beijing Transwiseway while Beijing Marine, Zhongyuan Credit and Zhongguancun own 14.68%, 29.35% and 2.17% equity interest of Beijing Transwiseway, respectively.

Effect of subsidiary equity transaction was calculated under the provision of the ASC 810-10-45 that relates to the issuance of securities of a non-wholly owned subsidiary. Therefore, the Company recognized $3,442,154 increase in non-controlling interest in Beijing Transwiseway and corresponding $2,685,846 increase in additional paid-in capital for the nine months ended September 30, 2011.

On May 5, 2011, Beijing Transwiseway sold 25% equity interest in its subsidiary, Hunan Transwiseway, for an amount of RMB 1,250,000 (approximately $200,000) to Mr. Binsheng Guo. Therefore the Company recognized $152,476 increase in non-controlling interest in Beijing Transwiseway.

On April 12, 2011, Beijing Transwiseway formed a majority owned subsidiary, Anhui Transwiseway, and the non-controlling shareholder contributed RMB 400,000 (approximately $60,000). Therefore the Company recognized $61,880 increase in non-controlling interest in Beijing Transwiseway.

UNISITS

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

6.	LONG-TERM INVESTMENTS

The Company had the following long-term investments accounted under the equity method and cost method:

		September 30, 2011
		Equity
	Equity	Investment
Type	Investee	Ownership
Equity	GanSu Ziguang Intelligent Transportation and Control Co., Ltd.(“Gansu”)	33.33%
Equity	ShanXi Ziguang Trans Technology Co., Ltd.(“Shanxi”)	49.00%
Equity	Beijing Chinacommunications UNISPlendour TECHNOLOGY Co. , Ltd. (“ZJUNIS”)	30.00%
Equity	Beijing Optic Times Technology Co., Ltd. (“BOTTC”)	23.17%
Cost	ShanDong Hi-speed Information Engineering Co., Ltd. (“Shandong”)	5.00%
Cost	BeiJing Ziguang Youma Technology Co., Ltd. (“ZGYM”)	15.00%

Equity and cost investments in affiliates as of September 30, 2011 consisted of the following:

Type	Equity	Beginning Equity	Proportional Share of	Dividends	Foreign	Ending Equity
	Investee	Investment Basis	the Equity-Accounted		Currency	Investment
		12/31/10	Affiliate’s Net Income		Translation	Basis 09/30/11
					Adjustment

Equity	Gansu	$7,878,721	$1,870,781	$(702,876)	$277,937	$9,324,563
Equity	Shanxi	341,052	(30,204)		10,329	321,177
Equity	ZJUNIS	147,960	(79,226)		3,469	72,203
Equity	BOTTC	256,429	13,046	(54,382)	8,313	223,406
Cost	Shandong	113,775	-		3,600	117,375
Cost	ZGYM	22,755	-		720	23,475
Total		$8,760,692	$1,774,397	$(757,258)	$304,368	$10,082,199

Gansu is a “significant equity investee” of the Company per SEC Regulation S-X Rule 8-03 (c)(3). Its key financial information for the quarter ended September 30, 2011 is as follows:

September 30, 2011	Gansu		Gansu
Total current assets	$57,074,112	Net sales	$23,069,952
Total assets	60,325,591	Gross Profit	8,273,843
Total current liabilities	32,112,121	Income from operations	6,580,889
Total liabilities	$32,346,871	Net income	$5,611,600

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2011	December 31, 2010
Intangible assets	$15,618,814	$7,718,124
Less: accumulated amortization	(746,291)	(315,295)
Intangible assets, net	14,872,523	7,402,829

The increase of intangible assets was mainly due to the registered capital contribution of RMB 44.6 million (approximately $6.9 million) in Beijing Zhangcheng at the end of March of 2011.

Estimated future intangible amortization as of September 30, 2011 for each of the next five years is as follows:

Years ending December 31,	Amount
2011	$105,716
2012	421,605
2013	421,605
2014	421,605
2015	421,605
Thereafter	13,080,387
Total	$14,872,523

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

8.	STOCK-BASED COMPENSATION

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

A summary of stock warrants for the six months ended September 30, 2011 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Warrants	Shares	Exercise Price	(Months)	Value
Outstanding at December 31, 2009	55,555	1.80	52	$353,885
Granted	-	-	-
Exercised or converted	50,000	1.80	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2010	5,555	$1.80	40	$16,332
Exercisable at December 31, 2010	5,555	$1.80	40	$16,332

Granted	-	-	-
Exercised or converted	-	-	-
Forfeited or expired	-	-	-
Outstanding at September 30, 2011	5,555	$1.80	31	$3,666
Exercisable at September 30, 2011	5,555	$1.80	31	$3,666

Stock Options

The Company granted the following stock options during the nine-month ended September 30, 2011:

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Company recorded compensation expense of $950,602 and $1,266,117 during the nine months ended September 30, 2011 and 2010, respectively, in connection with the stock options disclosed above.

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

	Nine months ended	Year ended
	September 30, 2011	December 31, 2010
Risk-free interest rate	1.28%-1.30%	1.44%
Expected life (year)	3.5	3.5
Expected volatility	37.61%-44.90%	49%
Weighted average fair value per option	$1.41- $1.65	$2.24

A summary of stock options transactions during the nine months ended September 30, 2011 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Options	Shares	Exercise Price	(Months)	Value
Outstanding at January 1, 2011	1,368,400	$7.2		-
Granted	804,901	4.84	-
Exercised or converted	-	-	-
Forfeited or expired	(281,500)	7.69	-	-
Outstanding at September 30, 2011	1,891,801	$6.29	42	$-

Non-vested at September 30, 2011	1,497,089	$6.24	44	$-
Exercisable at September 30, 2011	394,712	$6.46	36	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $2.46 and $4.74 as of September 30, 2011 and December 31, 2010, respectively. No options were exercised during the nine months ended September 30, 2011.

Unvested share awards

The following table sets forth the details of the Company’s unvested share awards activity for the nine months ended September 30, 2011:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Balance at January 1, 2011	890,800	$3.9
Granted	804,901	1.56
Replaced	-	-
Vested	(90,612)	1.94
Cancelled or Forfeited	(108,000)	4.02
Balance at September 30, 2011	1,497,089	$2.77

As of September 30, 2011, total unrecognized compensation costs related to unvested stock options were approximately $3,000,000. Unvested stock options are expected to be recognized over a weighted average period of 2.67 years.

9.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits. The Company had no unrecognized tax benefits as of September 30, 2011 and 2010. The Company did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits during the three months ended September 30, 2011.

The Company, through its subsidiaries, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of approximately $15,000,000 as of September 30, 2011 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of approximately $4,600,000 due to uncertainty of its realization.

For the nine months ended September 30, 2011 and 2010, income tax expenses were as follows:

	Nine Months Ended September 30,
	2011			2010
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current	$-	$-	$1,327,983	$-	$-	$1,443,956
Deferred	-	-	-	-	-	4,058
	$-	$-	$1,327,983	$-	$-	1,448,014

Each of Hebei Transwiseway, Hunan Transwiseway, Guizhou Transwiseway, Anhui Transwiseway, Jiangsu UNISITS, PKU Chinafront Chengdu Branch, PKU Chinafront Shanxi Branch, Chongqing PKU Chinafront, Shanghai PKU Chinafront, Chongqing Jiaokai, Qianfang Hongxin, Xinjiang Zhangcheng, and Dajian Zhitong is subject to a tax rate of 25% on the taxable income for PRC income tax purposes under the new EIT Law in 2011. Each of PKU Chinafront, Beijing Transwiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS qualifies as a “new or high-technology enterprise” and is subject to a tax rate of 15% on the taxable income for PRC income tax purposes in 2011. Each of Beijing Tian Hao, Beijing Zhangcheng and Shanghai Yootu, Beijing Zhangcheng Media and the Group Company qualifies as a “software enterprise” located in Beijing and Shanghai, and is entitled to tax exemptions or preferential tax rates on the taxable income for PRC income tax purposes in 2011. Henan UNISITS is subject to a special rate of 2.5% for its taxable income in 2011.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at September 30, 2011 and December 31, 2010 were as follows:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

		Deferred Tax Assets

	Net operating loss	Valuation	Net deferred tax
	carryforwards	allowance	assets
September 30, 2011:
Foreign:
In RMB	¥168,151	¥-	¥168,151
Exchange rate	0.1565	0.1565
In USD	$26,316	$-	$26,316
Domestic :
In USD	$4,600,000	$(4,600,000)	$-
December 31, 2010:
Foreign:
In RMB	¥168,151	¥-	¥168,151
Exchange rate	0.1517	0.1517
In USD	$25,508	$-	$25,508
Domestic :
In USD	$4,600,000	$(4,600,000)	$-

10.	EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to CTFO	$3,219,736	$4,250,564	$8,976,408	$9,619,520
Basic earnings per share:
Basic weighted average share outstanding	25,270,069	25,257,569	25,270,069	24,440,253
Basic earnings per common share	$0.13	$0.17	$0.36	$0.39
Diluted earnings per share:
Basic weighted average share outstanding	25,270,069	25,257,569	25,270,069	24,440,253
Effect of dilutive stock options and warrants	2,484	60,901	3,118	63,968
Diluted weighted average shares outstanding	25,272,553	25,318,470	25,273,187	24,504,221
Diluted earnings per common share	$0.13	$0.17	$0.36	$0.39

11.	CONCENTRATION OF RISK

Cash

All funds in a noninterest-bearing transaction account are insured in full by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules. As of September 30, 2011 and December 31, 2010, uninsured balances totaled zero and $497,777, respectively.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Major Customers

The Company had two and one major customer that individually represented 10% or more of the Company’s total net sales during the nine months ended September 30, 2011 and 2010, respectively. Total net sales from those customers was $30,382,428 and $8,670,966 for the nine months ended September 30, 2011 and 2010, respectively, and related accounts receivable balance was $2,631,054 and $1,914,529 as of September 30, 2011 and 2010, respectively.

12.	Contractual Obligation and Capital Commitments

On April 15, 2011, the Group Company entered into a Land Development Compensation Framework Agreement (the “Framework Agreement”) with Beijing Strong Science Park Development Co., Ltd. ("Beijing Strong"), pursuant to which Beijing Strong agreed to complete the development of the land block with a site area of 48,900 square meters, located at Zhongguancun Innovation Park (the “C6-04 Land”) within one year after the date of the Framework Agreement. In exchange, the Group Company agreed to pay an aggregate of RMB 117,360,000 (approximately $18,000,000) to Beijing Strong, among which RMB 23,472,000 (approximately $3,700,000) must be paid on or before April 25, 2011. The Group Company intends to construct office buildings on the C6-04 Land for its own and its subsidiaries’ use to reduce its rental expenses over the long term. As of September 30, 2011, the Group Company has paid RMB 23,472,000 (approximately$3,700,000).

The Group Company has entered into a lease agreement to lease office spaces at the 8th and 9th floors of Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing China. Pursuant to this lease, we have the right to use the office space of 5,311 square meters in the Vision Building since November 1, 2009. We pay a monthly rent (including a monthly property management fee of RMB 258,460) of RMB 605,765 (approximately $88,800) for this facility. We are entitled to one month free rent in an amount of RMB 476,535 (approximately $69,855) per year. The lease expires on October 31, 2012. We expect that we will be able to renew the lease on similar terms prior to its expiration. UNISITS, one of the Company’s VIEs, has also entered a lease agreement to lease office spaces at the 12th floor of Vision Building. Pursuant to this lease, UNISITS has the right to use the office space of 1,175.22 square meters in the Vision Building starting from February 15, 2010. UNISITS pays a monthly rent (including a monthly property management fee of RMB 28,597) of RMB 142,985 (approximately $20,935) for this facility. UNISITS is entitled to two months free rent of RMB 228,776 (approximately $33,496) for the first two months. This lease expires on February 28, 2013.

For the years ending December 31, 2011, 2012, and 2013, the aggregate future minimum payments under these lease agreements are as follows:

Years ending December 31,	Amount
2011	$421,612
2012	1,230,998
2013	151,079
Total	$1,803,689

13.	SUBSEQUENT EVENTS

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
  “China TransInfo,” “the Company,” “we,” “us,” and “our” refer to China TransInfo Technology Corp., its subsidiaries, and, in the context of describing our operations and business, and consolidated financial information, include our VIEs;
  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
  “RMB” refers to Renminbi, the legal currency of China;
  “SEC” refers to the United States Securities and Exchange Commission;
  “Securities Act” refers to the Securities Act of 1933, as amended;
  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and
  “VIEs” means our consolidated variable interest entities as depicted in our organization chart included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following discussion and analysis of our financial condition and results of operations include information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included herein and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2010.

Overview of Our Business

We are a leading provider of end-to-end intelligent transportation systems (“ITS”) and related comprehensive technology solutions in China. Our goal is to become the largest provider of intelligent transportation system products and related comprehensive technology solutions in China, as well as a major operator and provider of value-added ITS and location based services (“LBS”) to commercial clients and consumers in China. Substantially all of our operations are conducted through our VIEs that are PRC domestic companies owned principally or entirely by our PRC affiliates. Through our VIEs, we are involved in developing multiple applications in highway ITS, urban ITS, commercial vehicles ITS plus LBS, and to a lesser degree, in digital city, and land and resource filling systems based on Geographic Information Systems (“GIS”), technologies which are used to service both the public and private sector.

Our primary focus is on providing end-to-end ITS solutions and related services to the transportation industry. We also offer comprehensive solutions for transportation oriented GIS, encompassing transportation planning, design, construction, maintenance and operation.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third quarter of 2011, which resulted in sustained growth in our revenues. The transportation information industry in China is experiencing a rapid and continued development along with a sustained increase in the Chinese government and public demand for advanced transportation information products and services to support more effective and efficient transportation networks within China. This trend is supported by the growing amount of governmental spending in the transportation sector. We believe this trend will continue to result in the growth in sales of our transportation related products and services.

The following are some financial highlights for the third quarter of 2011:

  Net sales – Our net sales were approximately $45.46 million for the third quarter of 2011, an increase of 29.74% for the same quarter of the previous year.

  Gross Margin – Gross margin was 24.53% for the third quarter of 2011, as compared to 30.16% for the same period in 2010.

  Operating Profit – Operating profit was approximately $4.60 million for the third quarter of 2011, a decrease of 10.72% from $5.15 million for the same quarter of the previous year.

  Net Income – Net income was approximately $3.22 million for the third quarter of 2011, a decrease of 24.25% from $4.25 million for the same quarter of the previous year.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we consider our estimates on revenue recognition, vendor allowances, amortization of intangibles, and inventory valuation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended September 30, 2011.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		% of		% of
	Amount	Net Sales	Amount	Net Sales
Net sales	$45,461,794	100.00%	$35,039,549	100.00%
Cost of sales	34,308,823	75.47%	24,470,292	69.84%
Gross profit	11,152,971	24.53%	10,569,257	30.16%
Total operating expenses	6,555,553	14.42%	5,420,039	15.47%
Income from operations	4,597,418	10.11%	5,149,218	14.70%
Non-operating income	118,879	0.26%	439,167	1.25%
Income before income taxes, non-controlling interests, and gain on equity investments	4,716,297	10.37%	5,588,385	15.95%
Income taxes	465,048	1.02%	608,191	1.74%

Net income before non-controlling interests and gain on equity investments in affiliates	4,251,249	9.35%	4,980,194	14.21%
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	418,412	0.92%	161,597	0.46%
Net income before noncontrolling interests	4,669,661	10.27%	5,141,791	14.67%
Noncontrolling interests in net income of subsidiary	1,449,925	3.19%	891,227	2.54%
Net income	$3,219,736	7.08%	$4,250,564	12.13%

Net Sales – Net sales increased by $10.42 million, or 29.74%, to $45.46 million for the three months ended September 30, 2011, from $35.04 million during the same period of 2010. Approximately 116.93% of this increase was attributable to the increase of our transportation business in the third quarter of 2011, which increased approximately 40.71% in sales for the three months ended September 30, 2011 over the same period of 2010. Such an increase predominantly resulted from outstanding performance of our Telematics Service Platform(“TSP”) and highway ITS business due to the increased market demand..

The following table illustrates the net sales from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of net sales represented by each listed sector.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	Net	% of Net	Net	% of Net
	Sales	Sales	Sales	Sales
Transportation	$42,123,374	92.66%	$29,936,621	85.44%
Digital City	1,675,583	3.69%	2,107,790	6.02%
Land and resources	317	0.00%	2,186,190	6.24%
Other	1,662,520	3.65%	808,947	2.31%
Net sales	$45,461,794	100.00%	$35,039,549	100.00%

Gross Profit – Our gross profit increased approximately $0.58 million, or 5.52%, to approximately $11.15 million for the three months ended September 30, 2011, from approximately $10.57 million during the same period of 2010. Our gross profit increase was mainly attributable to the increase in sales during the third quarter in 2011 However, our gross profit increase was outpaced by the revenue increase from the same period of 2010 to 2011. As a result, our gross profit as a percentage of net sales decreased 5.63% from 30.16% during the same period of 2010 to 24.53% for the three months ended September 30, 2011. This decrease was mainly due to the fact that the gross margin of our transportation business varies from project to project. The majority of projects that we completed in the third quarter of 2011 was in the highway ITS business which carries relatively lower gross margin as compared to our other products and services..

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

Total operating expenses increased by $1.14 million, or 20.95%, to $6.56 million for the three months ended September 30, 2011, from $5.42 million during the same period of 2010. The increase is due to the following:

  Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.37 million to $1.00 million for the three months ended September 30, 2011, from $0.63 million during the same period of 2010. As a percentage of revenues, selling expenses increased to 2.20% for the three months ended September 30, 2011, from 1.79% during the same period of 2010. The increase of selling expenses was mainly attributable to the increased sales volume which resulted in the increased labor cost and entertainment expense for the three months ended September 30, 2011 compared to the same period of 2010.The increase in selling expenses as a percentage of revenue for the three months ended September 30, 2011 is mainly attributable to the cost increase caused by inflation as well as increase in our sales promotion expenditure .

  Our general and administrative expenses were approximately $5.56 million (12.22% of total sales) and approximately $4.79 million (13.68% of total sales) for the three months ended September 30, 2011 and 2010, respectively. The increase of administrative expenses was mainly attributable to the increased sales volume accompanied by the increase of company staff and corresponding increase in the labor cost for the three months ended September 30, 2011 compared to the same period of 2010.

Income Taxes – For the three months ended September 30, 2011, we recognized income tax expenses of $0.47 million and an effective tax rate of 10.06% while in the same period of 2010, we recognized income tax expenses of $0.61 million and an effective tax rate of 10.88% . We paid less income taxes during the third quarter of 2011 because of the decreased taxable income. The decrease in the effective income tax rate mainly due to the fact that our VIEs enjoy different tax incentive programs; as a result, our effective tax rate varies from time to time. .

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
		% of		% of
	Amount	Net Sales	Amount	Net Sales
Net sales	$118,835,691	100.00%	$83,972,930	100.00%
Cost of sales	86,713,128	72.97%	55,288,528	65.84%
Gross profit	32,122,563	27.03%	28,684,402	34.16%
Total operating expenses	20,274,176	17.06%	15,287,215	18.20%
Income from operations	11,848,387	9.97%	13,397,187	15.96%
Non-operating income	92,736	0.08%	991,979	1.18%
Income before income taxes, non-controlling
interests, and gain on equity investments	11,941,123	10.05%	14,389,166	17.14%
Income taxes	1,327,983	1.12%	1,448,014	1.72%

Net income before noncontrolling interests and gain on equity investments in affiliates	10,613,140	8.93%	12,941,152	15.42%
Gain (Loss) on equity investments in affiliates due to proportional shares of the affiliates net income	1,774,397	1.49%	(139,992)	(0.17%	)
Net income before noncontrolling interests	12,387,537	10.42%	12,801,160	15.25%
Noncontrolling interests in net income of subsidiary	3,411,129	2.87%	3,181,640	3.79%

Net income	$8,976,408	7.55%	$9,619,520	11.46%

Net Sales – Net sales increased by $34.86 million, or 41.52%, to $118.84 million for the nine months ended September 30, 2011, from $83.97 million during the same period of 2010. Approximately 99.28% of this increase was attributable to the increase in our transportation business in the first nine months of 2011, which increased approximately 44.96% as compared to the same period of 2010. Such increase predominantly resulted from significant increase of our TSP and highway ITS business due to the increased market demand.

The following table illustrates the net sales from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of net sales represented by each listed sector.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	Net Sales	% of Net	Net Sales	% of Net
		Sales		Sales
Transportation	$111,603,330	93.92%	$76,990,102	91.68%
Digital City	2,975,349	2.50%	3,277,675	3.90%
Land and resources	47,372	0.04%	2,360,231	2.81%
Other	4,209,640	3.54%	1,344,922	1.60%
Net sales	$118,835,691	100.00%	$83,972,930	100.00%

Gross Profit – Our gross profit increased approximately $3.44 million, or 11.99%, to approximately $32.12 million for the nine months ended September 30, 2011, from approximately $28.68 million during the same period of 2010. Our gross profit increase was mainly attributable to the increase in sales during the nine months ended September 30, 2011. However, our gross profit increase was outpaced by the revenue increase from the same period of 2010 to 2011 and our gross profit as a percentage of net sales decreased 7.13% from 34.16% during the same period of 2010 to 27.03% for the nine months ended September 30, 2011. This decrease was mainly due to the fact that the gross margin of our transportation business varies from project to project. The majority of projects that we completed in the nine months was in the highway ITS business which carries relatively lower gross margin as compared to our other products and services.

Total Operating Expenses – Total operating expenses increased by $4.99 million, or 32.62%, to $20.27 million for the nine months ended September 30, 2011, from $15.29 million during the same period of 2010. The increase is due to the following:

  Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.93 million to $2.78 million for the nine months ended September 30, 2011, from $1.84 million during the same period of 2010. As a percentage of revenues, selling expenses increased to 2.34% for the nine months ended September 30, 2011, from 2.20% during the same period of 2010. The increase of selling expenses was mainly attributable to the increased sales volume which resulted in the increased labor cost and entertainment expenses for the nine months ended September 30, 2011 compared to the same period of 2010. The selling expenses as a percentage of revenue for the nine months ended September 30, 2011 maintained relatively stable as compared to the same period of 2010.

  Our general and administrative expenses were approximately $17.50 million (14.72% of total sales) and approximately $13.44 million (16.01% of total sales) for the nine months ended September 30, 2011 and 2010 respectively. The increase of administrative expenses was mainly attributable to the increase of company staff and corresponding increase in the labor cost in line with the increase in sales volume as well as the development of the commercial vehicle business for the nine months ended September 30, 2011 compared to the same period of 2010.

Income Taxes – For the nine months ended September 30, 2011, we recognized income tax expense of $1.33 million and effective tax rate of 11.12% while in the same period of 2010, we recognized income tax expense of $1.45 million and effective tax rate of 10.06% . We paid less income taxes during the first nine months of 2011 because of the decreased taxable income. However, our effective tax rate during the first nine months of 2011 mainly due to the fact that our VIEs enjoy different tax incentive programs; as a result, our effective tax rate varies from time to time.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and cash dividends to non-controlling shareholders of subsidiaries. We fund our liquidity requirements primarily through cash on hand, cash flow from operations and borrowings from our revolving credit facility. We believe our cash on hand, future funds generated from operations and borrowings from our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months. There is no assurance, however, that we will be able to generate sufficient cash flow or that we will be able to maintain our ability to borrow under our revolving credit facility.

As of September 30, 2011, we had cash and cash equivalents (excluding restricted cash) of approximately $22.95 million and restricted cash of approximately $2.13 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Nine Months Ended September 30,
	2011	2010
Net cash (used in) operating activities	$(17,321,080)	$(12,899,069)
Net cash (used in) investing activities	(6,731,948)	(3,781,476)
Net cash provided by financing activities	2,048,104	10,786,901
Effect of foreign currency translation	1,038,732	451,713
Net (decrease) in cash and cash equivalents	$(20,966,192)	$(5,441,931)

Operating Activities

Net cash used in operating activities was approximately $17.32 million for the nine-month period ended September 30, 2011, which represented an increase of $4.42 million as compared to the net cash used by operating activities of $12.90 million for the same period in 2010. Of the $4.42 million increase, $8.53 million was attributable to the change of cash flow from accounts receivable due to the fact that the volume sales in the nine months ended September 30, 2011 was significantly higher compared to the same period of the prior year, $2.45 million was attributable to the increase in inventories to accommodate greater sales volume of Electronic Toll Collection (“ETC”) and On Board Unit (“OBU”) products, $12.80 million was attributable to accounts payables due to the timing of the payments made for the purchases of material used in contracted projects, $4.52 million was attributable to the reduction of accrued liabilities and other current liabilities due to the fact that the Company paid off more tax payable and accrued compensation before the People Republic of China National Day holiday (the Company usually pays the monthly salary on the fifth working day of the following month), and $1.91 million was attributable to the increase in gain on equity investments in affiliates due to the proportional shares of the affiliates net income. These increases were offset by cash inflow of $6.25 million from the increase of net billings, that is, the difference between cost and estimated earnings in excess of billings on uncompleted contracts (when our work was performed ahead of customer payments in some of our contracts per the contract payment terms) and billings in excess of costs and estimated earnings on uncompleted contracts (when we receive payments from clients ahead of cost and earnings realization), $2.71 million from the decrease of restricted cash due to the fact that we used less bank letters of guarantee (which requires deposit made to the banks in the form of restricted cash) to fulfill the bidding bond requirement during contract bidding period, $15.67 million from the reduction of prepaid expenses and other current assets that was mainly attributable to the Company making less prepayment to purchase of project materials, and the $1.79 million from the decrease of other receivables due to greater cash deposits for bidding bonds and performance bonds as reflected by our increased sales volume.

Investing Activities

Our primary uses of cash in investing activities are payments for the acquisition of property and equipment, land, as well as intangible assets. Net cash used in investing activities for the nine-month period ended September 30, 2011 was approximately $6.73 million, which is an increase of approximately $2.95 million from net cash used in investing activities of approximately $3.78 million for the same period of 2010. The increase was mainly attributable to the increase of purchases of property and equipment of $1.68 million related to the development of the commercial vehicle ITS plus LBS business, the payment of a land use right of $3.62 million to Beijing Strong Science Park Development Co., Ltd. for securing the purchase of a parcel of land to be used for the Company’s future office facilities, during the first nine months ended September 30, 2011, partially offset by the decrease in purchase of intangible assets of $1.72 million and in spending in long term investment of $0.74 million.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2011 was approximately $2.04 million, while for the same period of 2010 we had approximately $10.79 million net cash provided by financing activities. Such change was mainly attributable to fact that the Company had a net reduction of short term borrowing of $6.10 million, a dividend payment of $1.54 million to noncontrolling interest of subsidiaries during the first nine months of 2011 while in the same period of 2010 the Company had received gross proceeds $10 million from a financing activity.

Financing Agreements – On November 29, 2010, Beijing Transwiseway entered into a short-term loan agreement with Zhongguancun Haidianyuan Branch of Bank of Beijing Co., Ltd. ("Haidianyuan Branch "), pursuant to which Haidianyuan Branch agreed to loan Beijing Transwiseway a sum of RMB 30 million (approximately $4.70 million). The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the date of the first withdrawal of the principal, with the interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but may be renewed upon the written consent by Haidianyuan Branch. Under the terms of the loan agreement, Beijing Transwiseway is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Haidianyuan Branch may demand immediate repayment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, material breach of representations and warranties by Beijing Transwiseway, and certain events of liquidation or bankruptcy. On September 29, 2011, a principal amount of RMB 10 million (approximately $1.57 million) was paid off and as of September 30, 2011, a principal amount of approximately $3.13 million was outstanding.

On January 19, 2011, PKU Chinafront entered into a short-term loan agreement with Bank of Communications, Jiuxianqiao Branch, pursuant to which Bank of Communications has agreed to loan PKU Chinafront a sum of RMB 20 million (approximately $3.13 million) for working capital purposes. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the actual launch day, with the interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal. As of September 30, 2011, a principal amount of approximately $3.13 million was outstanding.

On May 25, May 30 and June 15, 2011, respectively, PKU Chinafront, entered into three short-term loan agreements with Bank of Beijing, Zhongguancun Branch (“Zhongguancun Branch”), pursuant to which Zhongguancun Branch agreed to loan PKU Chinafront an aggregate of RMB 25 million (approximately $3.91 million) as working capital. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the first withdrawal date, with the interest to be paid on a quarterly basis. The loan expires within 12 months of the date of the first withdrawal but may be renewed upon receipt of written consent from Zhongguancun Branch. Under the terms of the loan agreements, PKU Chinafront is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Zhongguancun Branch may demand immediate repayment of the principal and accrued interests upon the occurrence of an event of default that includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy. On September 30, 2011, a principal amount of RMB 5 million (approximately $0.78 million) was paid off and a principal amount of approximately $3.13 million was outstanding.

Future Capital Requirements – We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In addition, because substantially all of our revenues are generated from our indirect PRC subsidiary, Oriental Intra-Asia Entertainment (China) Limited (“Oriental Intra-Asia”), after it receives payments from our VIE under various services and other arrangements, the ability of Oriental Intra-Asia to make dividends and other payments to us is subject to the PRC dividend restrictions. Current PRC law permits payments of dividend by Oriental Intra-Asia only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Oriental Intra-Asia is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of Oriental Intra-Asia’s registered capital. Allocations to the statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As a result, if our existing cash and amount available under existing bank loans are insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow additional funds from lending institutions. We can make no assurances that such financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Rong Zhang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Rong Zhang concluded that as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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

101

The following financial information from The China TransInfo Technology Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 14, 2011

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

101

The following financial information from The China TransInfo Technology Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.