Form 10-K
period 2011-12-31
China TransInfo Technology Corp.
filed 2012-03-30
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to _____________

Commission File No. 001-34134

CHINA TRANSINFO TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0616524
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

Yes [  ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]      No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [  ]      No [X]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates(based upon the closing sale price of such shares as reported on the NASDAQ Global Market) was approximately $47.8 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 25,270,069 shares of the registrant’s common stock outstanding as of March 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA TRANSINFO TECHNOLOGY CORP.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2011

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
  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and
  "VIEs" means our consolidated variable interest entities, including China TransInfo Technology Group Co., Ltd. and its subsidiaries as depicted in our organization chart on page 4 below.

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
  UNISITS Highway Lightening and Energy Saving Product (UNIS-LCS)
  UNISITS Weigh-in-Motion System

Commercial Vehicle ITS plus LBS

  Commercial Vehicles Monitoring and Public Service Platform
  Passenger Coach Public Service Platform
  Freight Transport Safety Information Monitoring and Service System (previously called Commercial Vehicles Comprehensive Information Service Operation Platform)
  Commercial Vehicles Terminal Products
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

On February 3, 2009, through our indirect Chinese subsidiaries, Oriental Intra-Asia and PKU, we entered into a series of equity transfer agreements with China TransInfo Technology Group Co., Ltd., a company formed under Chinese law (the “Group Company”), pursuant to which we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the Group Company. In connection with the equity transfer, on February 3, 2009, we also entered into a series of contractual arrangements with relevant parties, which have given us contractual rights to control and manage the business of the Group Company and the Group Company’s subsidiaries (the “Restructuring”). As a result, we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the affiliated Group Company and accordingly, PKU and PKU’s subsidiaries became direct and indirect subsidiaries of the Group Company, which is wholly or majority owned by the Group Company shareholders who are all Chinese citizens. At the same time, through the contractual arrangements, we maintain substantial control over the VIEs’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. According to ASC 810, we are required to consolidate the VIEs into our financial statements because the contractual arrangement provides us with the risks and rewards associated with equity ownership, even though we do not own any of the outstanding equity interests in any of the VIEs. We are now able to engage in these three restricted business segments through the VIEs and derive the economic benefits that we would otherwise have as the owner of VIEs while still complying with PRC laws.

On August 29, 2011, Oriental Intra-Asia Entertainment (China) Limited, the Company’s direct wholly-owned subsidiary, which was incorporated in Hong Kong, changed its name to China TransInfo Technology Limited.

The following chart reflects our organizational structure as of the date of this report:

Our Industry

Transportation in China

The Fast Development in Transportation Infrastructure

Over the past two decades, China has completed series of large-scale highway infrastructure projects. As a result, according to the Ministry of Transport of China, China now has the second largest highway network in the world with a total length of approximately 85,100 kilometers at the end of 2011 as per the 2012 National Transportation Working Conference. In addition, China has approximately 70% of the world’s toll highways according to the Highway Management Department of the Ministry of Transport. According to CI Consulting, the total mileage of urban rapid transit exceeded 813.7 kilometers as of 2009. According to the China International Capital Corporation (CICC) report in 2010, the public spending in urban rapid transit will exceed RMB 3 trillion in the next ten years. It is estimated that the total mileage of urban rapid transit projects in China will reach 7,395 kilometers by 2020, with annual investment of nearly RMB 270 billion from 2009 to 2020.

The Ministry of Transport of China is the country’s top transportation regulator. In December 2004, the Ministry of Transport announced a development plan for the Chinese national highway system. Under this plan, the Chinese national highway network will connect all provincial capitals and cities with a population of above 500,000. Based on the plan, the total public spending in the national highway network will be about $294 billion from 2005 to 2020. According to the 12th 5-Year Economy and Society Development Achievement Report -- Transportation industry, China’s highway length is expected to reach 108,000 kilometers by 2015 (more than the 2004 Ministry of Transport expectation) and become the country with the largest highway network in the world.

The Fast Increase in Commercial Vehicles

China commercial vehicles have experienced rapid growth in the past five years. According to the National Statistic Yearbook 2011, the number of commercial vehicles in China has reached approximately 11.33 million at the end of 2010, increased from approximately 7.33 million at the end of 2005. Of all the commercial vehicles, the number of trucks reached 10.5 million, which accounted for over 90%, and the rest were passenger vehicles, by the end of 2010. We expect that the number of commercial vehicles will continue to grow steadily in the future, with the annual growth rate of commercial vehicles correlated to the country’s national GDP growth. The fast growth in number of commercial vehicles on highway as well as the growing volume of logistics handled by the commercial vehicles is increasingly a challenge in transportation safety and efficiency. According to the Ministry of Transport of China, approximately 80% of serious traffic accidents are caused by commercial vehicles and approximately 37% of commercial vehicles running on the road are empty of cargo. In 2010, the logistic costs increased to around 18% of GDP.

The Fast Increase in Consumer Vehicles

China has a population of about 1.33 billion, which accounts for about 20% of the world’s population and makes it the most populous country in the world. With rapid economic development and urbanization, car ownership has increased dramatically, leading to unprecedented transportation challenges in many cities of China. According to China’s Traffic Management Bureau of the Ministry of Public Security, China had roughly 225 million motor vehicles as of the end of 2011, an increase of 17.73 million from 2010. According to the National Economy and Society Development Statistic Announcement 2011, the number of private vehicles has reached approximately 78.72 million at the end of 2011, an increase of 20.4% over 2010. Private vehicles are estimated to increase at least 10% year over year in the next several years. In order to tackle the increasing traffic congestion, the Chinese government plans to improve transportation management using advanced information technology solutions. At the same time, motorists are also eager to have access to real time traffic information. The strong demand from both the private and public sectors is creating an unprecedented market opportunity for our transportation information products and services.

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

Expand geographic footprint to cover all major markets in China

Based on our successful track record and reputation, we believe there are significant opportunities to grow revenues from our existing clients by winning follow-on contracts for subsequent phases of project implementation, and by capitalizing on our first mover advantage and higher cost for customers to switch to other vendors. In addition to our executive offices in Beijing, we have offices mainly located in Shanghai, Chongqing, Taiyuan (Shanxi Province), Chengdu (Sichuan Province), Hangzhou (Zhejiang Province), Huhhot (Inner Mongolia Autonomous Region), Urumqi (Xinjiang Uygur Autonomous Region), Shijiazhuang (Hebei Province), Changsha (Hunan Province), Guiyang (Guizhou Province), and Dalian (Liaoning Province). We currently provide our products and services in over twenty provinces in China. Our long-term plan is to manage our national operations through different offices and identify potential expansion opportunities.

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

Leverage existing capabilities

We plan to leverage our GIS-T strength with Beijing UNISITS Technology Co., Ltd. (“UNISITS”), to extend our competitive advantage in the highway ITS market. UNISITS is a leader in China’s intelligent transportation systems industry. UNISITS primarily provides traffic engineering E&M (electronic & machinery) systems for highways in China. Presently, UNISITS provides products and services in nearly 30 provinces in China. We intend to leverage UNISITS technology and market channels to cover a larger addressable market. By leveraging UNISITS’ large presence in China’s highway market in addition to our leadership in the urban transportation market, we expect to better penetrate markets for our current products and services. We also expect that through UNISITS and Beijing Transwiseway Information Technology Co., Ltd. (“Beijing Transwiseway”) we will be able to tap into China’s highway real time traffic information services market, in conjunction with the opportunity to offer LBS provided to commercial vehicles.

Further penetrate the large China consumer market with new real-time traffic data solutions

We believe the Chinese consumer market represents a large growth opportunity for us. China has over 800 million cell phone users and over 223 million motor vehicles. The number of vehicles is expected to continue to grow. As a result, traffic congestion is becoming a serious concern in many Chinese cities. We provide real-time traffic information on our real-time traffic website. Our real-time traffic software for mobile devices is pre-installed in some cell phones and can also be downloaded from our website as well as from the website of China’s telecommunication companies. The increase of motorists in China as well as 3G deployment will enable Chinese consumers to make more use of their mobile devices and applications to obtain real-time traffic data and services.

Offering Value-Added ITS and LBS services to commercial vehicles

We plan to offer value-added ITS and LBS services to commercial vehicles, to enhance safety and fleet efficiency. According to the National Statistic Yearbook 2011, there were about 11.3 million commercial vehicles in China by the end of 2010. Over the past several years, the number of commercial vehicles in China has been increasing at about 10% annually, which is about the same pace as the national GDP growth. We expect that China’s GDP will grow steadily in the forthcoming years, as such, we expect the number of commercial vehicles will increase steadily and creates a large service market for our value-added ITS and LBS applications.

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

Electronic Toll Collection

ETC is a technology that allows for electronic payment of tolls. An ETC system is able to determine if a car is registered in a toll payment program, alert enforcers on toll payment violations, and debit the participants account. With ETC, these transactions can be performed without the need for vehicles to stop or slow down. Our ETC system is operational in ten provinces as of the end of 2011.

Passenger Flow Statistic, Detecting and Analysis System

Our Passenger Flow Statistic, Detecting and Analysis System (“TransPLE”) mainly consists of one to eight laser scanners, cameras, statistics, detecting and analysis hosts. It provides seamless coverage and multi-level detecting and tracking of passenger flow by utilizing distributed multi-modal sensor networks that include several laser scanners and cameras. It is also applied to rendering the statistics of passenger flows when the channel width is over 10 meters. This product is often used by governmental agencies to optimize pedestrian flow configurations in transportation centers such as bus stations, metro stations, railway stations and airports and to improve public safety management through crowd control, emergency response and anti-terrorism activities. We have launched this system for commercial use and have been awarded several contracts in 2010 and 2011, including service contracts for Dongzhimen Comprehensive Transport Hub Information Service Platform and passenger flow statistic service for Beijing Sihui metro station, Fuxingmen subway station, Songjiazhuang subway station, Nanjing South Station, Tongji University, etc..

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

Traffic Emergency Command Center

Our Traffic Emergency Command Center integrates wireless and wired communication, integrates files, audios, videos and images, realizes information receiving, cases disposal, resources dispatching and comprehensive commanding with rapid reaction and high efficiency. It performs emergency information collection, information management, emergency response service, emergency management, and application analysis. As of December 31, 2011, this application has been utilized in the city of Shenzhen. Three additional centers are presently under construction.

Transportation Hub Comprehensive Management Information System

Our Transportation Hub Comprehensive Management Information System is the foundation for cargo and passenger transportation intelligent management. This system can accurately collect, analyze, store and transfer related information on a real time basis, such information includes information on truck flow, passenger flow, organization management information, dispatching information, loading and unloading information, transfer information and other supporting information services. This system can also provide, on a real time basis, information inquiry, retrieval, display and distribute for different management organization authorities. As of December 31, 2011, this application has been utilized in the city of Shenzhen. Three additional systems are presently under development.

Intelligent Traffic Management Platform

Our intelligent traffic management platform is a comprehensive GIS based traffic management platform specifically developed for urban traffic command centers. This platform functions as an interface for all ITS subsystems and is an integral element for our intelligent traffic management system. The intelligent traffic management platform captures visual images from monitored roads, provides evidence of traffic violations at monitored intersections and records the number of vehicles passing through major urban entrances and exits, among other things. In 2008, we successfully provided real time traffic management solution based on the intelligent traffic management platform to serve the 2008 Olympic Game in Beijing. Since 2008, the system has been installed in several cities in China such as Shenzhen and Beijing.

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

Commercial Vehicle ITS plus LBS

Commercial Vehicles Monitoring and Public Service Platform

Our Commercial Vehicles Monitoring and Public Service Platform is designed to monitor, control, and manage passenger vehicles, freight vehicles and vehicles carrying hazardous goods. The platform has the following functional subsystems: the real-time monitoring and control subsystem, the accident alarm and processing subsystem, the safety control information release subsystem, key transportation data analysis subsystem, platform assessment and management subsystem. This platform has been utilized in multiple provinces as of December 31, 2011.

Passenger Coach Public Service Platform

Our Passenger Coach Public Service Platform is designed to provide services to bus companies as well as the entire passenger transport industry. The platform consists of a vehicle monitoring system, management system, passenger transport enterprises comprehensive application system and a call center system. The functions and features include vehicle monitoring, safety management, statistical reporting, Ecodriving recommendations, fuel consumption analysis, driving behavior analysis, maintenance management, coach line management, driver management, material management, OA system, ticketing system, etc. This platform is comprised of a central hub and multiple local centers which are inter-connected. This platform has been utilized by enterprises and vehicle manufacturers as of December 31, 2011.

Freight Transport Safety Information Monitoring and Service System

Our Freight Transport Safety Information Monitoring and Services system is designed to provide services to freight transportation monitoring authorizations, truck owners, and drivers. The platform consists of a monitoring system, call center system, and value-added services system. The functions and features include monitoring unlawful acts such as speeding, fatigue driving, and departing from the original route, safety information reminder, safety information notification and announcement. This platform is comprised of a central hub and multiple local centers which are inter-connected. This platform is undergoing a process of stringent testing and is expected to be officially utilized by enterprises in the year of 2012.

Commercial Vehicles Terminal Product

The product is a hardware terminal designed for commercial vehicles working with the Commercial Vehicles Monitoring and Public Service Platform, Passenger Coach Public Service Platform, and Freight Transport Safety Information Monitoring and Service System.

It has functions of positioning, black box, driver ID verification, communication, speeding alarm, fatigue driving alarm and terminal error alert. The Terminal supports further upgrades in the future promulgated by us for other value-added service function. This product has been made available to transportation enterprises and end customers as of December 31, 2011.

Taxi LED Advertisement Dynamic Display System

Our Taxi LED Advertisement Dynamic Display System is a highly integrated technological system operated with wireless satellite communication which can display the same advertisement content on LED screens through central hub. The system is used in the cities of Urumqi and Huhhot as of December 31, 2011.

Taxi LED GPS Monitoring and Coordinating System

Our Taxi LED GPS Monitoring and Coordinating System is a highly integrated technological system operated with wireless satellite communication. The system can be used to increase safety and oversight in the taxi industry as well as remote supervision and management of public transportation. The system is composed of a GPS monitoring management center, imbedded GIS, an information transmitting center and onboard monitoring terminal modules. The system platform provides taxi authorities with basic information such as the location of accidents, incident time and images from within a taxi. The system also allows for better coordination with emergency services. The system is being used in the city of Huhhot as of December 31, 2011.

Other Vehicle and Consumer ITS Applications

Palmcity Telematics Service Platform

The Palmcity Telematics Service Platform provides basic driving and leisure information to passenger car users on a real time basis through the wireless network and navigation terminals installed on the vehicles. As of December 31, 2011, this application was not yet launched.

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

Palmcity Smart Phone Public Transport Information Service System

The system is a platform which delivers dynamic public transportation information service to users through smart phones. As of December 31, 2011, this application was not yet launched.

Palmcity Website (http://www.palmcity.cn)

Palmcity website offers real time traffic information to the general public. Users could download the Palmcity cell phone traffic information application. The Palmcity website was originally launched on August 8, 2009, and the new version of the Palmcity website was launched on January 17, 2012.

Auto Energy-Saving Analysis Service System

Our Auto Energy-Saving Analysis Service System provides dynamic traffic information service and drivers behavior analysis services. The services are delivered through our Call-Centers and Personal Navigation Devices (PND) installed in the cars. The drivers’ behavior analysis service can help enhance driver performance to save energy and reduce emission. We officially launched the system and services to the market on December 16, 2011.

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

The Markets for Our Products and Services

We have been marketing and selling our products and services to the highway and urban intelligent transportation system markets within the public sectors in China, and to a lesser degree, in Digital City and Land and Resources. Having built a customer base over the years, our strategy in the public sectors is to deliver high quality products and also to provide ongoing services such as system maintenance and upgrades that may become necessary over time. In addition, the massive deployment of ITS and a large public and private user base will create a large service market for both commercial and consumer applications. We continue to penetrate our existing markets and believe that we can leverage our extensive experience to expand our products and services offering in the commercial and consumer markets.

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

ITS-Urban

Key ITS applications for urban traffic management include incident management, signal control, traveler information, traffic surveillance, and intelligent parking indication system. Urban ITS is a combination of basic traffic data, electronic technology, wireless and wire communication technologies, which relies on computer and communication technologies to improve safety and efficiency of urban traffic networks. Traffic surveillance provides monitoring functions in the urban ITS. Most metropolitan areas use loop detectors for traffic surveillance, and many use closed circuit televisions. There are also other types of surveillance tools, such as radar, lasers, or video image processing equipments. The use of vehicles equipped with toll tags or global positioning systems as probes, to determine travel times and locations, is also growing in use. Incident management provides real time incident reporting functions in urban ITS, and it is commonly used by traffic management centers in large metropolitan areas and cities. In some large cities, such as Los Angeles, traffic signal control is also centralized in the traffic management center. In many situations, traffic signal control systems use traffic responsive signals to manage the traffic within urban areas. Such responsive signals can be single signals or a group of interconnected signals. Urban traffic management centers utilize all traffic condition information collected from their ITS to give feedbacks and suggestions to travelers. Such information can be provided directly to the public or to organizations through radio broadcast, internet, or other means. Some major types of traveler information include pre-trip information, en-route driver information, en-route transit information and route guidance.

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

			First
	Certificate	Registration	Publication		Expiration
Copyright Title	Number	Number	Date	Issue Date	Date
Computer Software Copyright Registered Certificate (JTLWeb V1.0)	028661	2004SR10260	09.08.2004	10.21.2004	12.31.2054
Computer Software Copyright Registered Certificate (Land & Resources and House Affairs Information System V1.0)	027924	2004SR09523	06.15.2004	09.29.2004	12.31.2054
Computer Software Copyright Registered Certificate (GeoPad V1.0)	002827	2002SR2827	09.01.2002	09.24.2002	12.31.2052

Computer Software Copyright Registered Certificate (Command System of Meeting Urgent Need for Urban Public Emergencies V1.0)	009303	2003SR4212	05.10.2003	06.9.2003	12.31.2053
Computer Software Copyright Registered Certificate (GeoWeb V1.0)	006881	2003SR1790	09.05.2002	03.19.2003	12.31.2053
Computer Software Copyright Registered Certificate (EnvMonitor 1.0)	004358	2002SR4358	05.18.2002	12.6.2002	12.31.2052
Computer Software Copyright Registered Certificate (TranPlan 1.0) V1.0	003664	2002SR3664	06.18.2002	11.11.2002	12.31.2052
Computer Software Copyright Registered Certificate (e-Gov.Suite 1.0) V 1.0)	000823	2002SR0823	05.23.2002	07.04.2002	12.31.2052
Computer Software Copyright Registered Certificate (Sm@rtOA 1.0) V 1.0	000824	2002SR0824	09.28.2001	07.04.2002	12.31.2052
Computer Software Copyright Registered Certificate (WebMap Engine) V 1.0	0009123	2001SR2190	07.08.2001	07.30.2001	12.31.2051
Computer Software Copyright Registered Certificate (Environment Geo V 1.0)	062877	2006SR15211	11.30.2005	10.31.2006	12.31.2056
Computer Software Copyright Registered Certificate (Environment Protection Emergency Conduct System V 1.0)	062879	2006SR15213	11.30.2005	10.31.2006	12.31.2056
Computer Software Copyright Registered Certificate (Land and Resources Files’ Collection System V 1.0)	063008	2006SR15342	06.30.2006	11.02.2006	12.31.2056
Computer Software Copyright Registered Certificate (Embed-3D-GIS V1.0)	071603	2007SR05608	01.30.2007	04.17.2007	12.31.2057
Computer Software Copyright Registered Certificate (Environment Protection Emergency Conduct System V 1.0)	063509	2006SR15843	04.30.2006	11.13.2006	12.31.2056
Computer Software Copyright Registered Certificate (Environment Information System V 1.0)	063510	2006SR15844	04.30.2006	11.13.2006	12.31.2056
Computer Software Copyright Registered Certificate (Land and Resources Information Management System V 1.0)	063508	2006SR15842	06.30.2006	11.13.2006	12.31.2056
Computer Software Copyright Registered Certificate (GeoWeb For Linux) V1.0	086634	2007SR20639	05.10.2007	12.24.2007	12.31.2057

Computer Software Copyright Registered Certificate (Water Carriage Information System) V1.0	BJ10658	2008SRBJ0352	06.25.2006	02.03.2008	12.31.2058
Computer Software Copyright Registered Certificate (Intelligent Parking Guide System) V1.0	BJ10662	2008SRBJ0356	06.30.2007	02.03.2008	12.31.2058
Computer Software Copyright Registered Certificate (Urban Geological Information Management and Services System) V1.0	BJ10679	2008SRBJ0373	10.10.2007	02.03.2008	12.31.2058
Computer Software Copyright Registered Certificate (Exploiter Navigation Software V1.0)	BJ10485	2008SRBJ0179	11.20.2007	01.16.2008	12.31.2058
Computer Software Copyright Registered Certificate (Location Services Platform System V 1.0)	088919	2008SR01740	11.15.2007	01.24.2008	12.31.2058
Computer Software Copyright Registered Certificate (Taxi Security Alarm System Certificate (V1.0)	BJ16618	2008SRBJ6312	11.22.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (City One Card Solution Consumption Real Time Transaction System) V1.0	BJ16638	2008SRBJ6332	09.12.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Taxi Monitoring Management System v1.0)	BJ16626	2008SRBJ6320	11.18.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Taxi Calling System V1.0)	BJ16653	2008SRBJ6347	09.18.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Advertisement Contract Management System V1.0)	BJ16612	2008SRBJ6306	10.21.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Advertisement Business Information Processing System V1.0)	BJ16639	2008SRBJ6333	09.26.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Media Call Center Business Management System V1.0)	BJ16620	2008SRBJ6314	10.27.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Real Time Information Broadcasting System V1.0)	BJ16615	2008SRBJ6309	09.30.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Electronic Project Management System V1.0)	BJ16795	2008SRBJ6489	10.20.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Data Collection System V1.0)	BJ16796	2008SRBJ6490	09.18.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Employee Information Management System V1.0)	BJ16809	2008SRBJ6503	11.20.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Digitalization Assets Management System V1.0)	BJ16797	2008SRBJ6491	06.10.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Logistics Information System V1.0)	BJ16793	2008SRBJ6487	01.20.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Students Archive Management System V1.0)	BJ16808	2008SRBJ6502	12.10.2007	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Product Selling Monitoring System V1.0)	BJ16792	2008SRBJ6486	01.20.2007	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (E-business Shopping System V1.0)	BJ16794	2008SRBJ6488	08.16.2007	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Expressway ETC System V1.0)	BJ16694	2008SRBJ6388	10.30.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (GIS-T Expressway Equipment Management System V1.0)	BJ16771	2008SRBJ6465	10.21.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Highway Data Collection and Distribution System V1.0)	BJ16770	2008SRBJ6464	10.29.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Highway Transportation Indication System V1.0)	BJ16769	2008SRBJ6463	08.20.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Expressway Emergency Command and Monitoring System V1.0)	BJ16699	2008SRBJ6393	09.10.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Traffic Information Service System V1.0)	BJ16751	2008SRBJ6445	10.22.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Urban Intelligent Traffic Management System V1.0)	BJ16906	2008SRBJ6600	12.20.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Urban Traffic Information Decision-making and Analysis System V1.0)	BJ16926	2008SRBJ6620	11.18.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Appropriative GIS V1.0)	BJ16928	2008SRBJ6622	12.10.2007	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Highway Information Total Solution and Decision-analysis System V1.0)	BJ16927	2008SRBJ6621	05.18.2007	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Red Light Violation Snapshot System V1.0)	BJ16905	2008SRBJ6599	09.20.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Highway Vehicles Intelligent Testing and Recording System V1.0)	BJ16876	2008SRBJ6570	11.20.2007	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Public Sanitation Quality Monitoring and Alarm System V1.0)	BJ16457	2008SRBJ6151	10.30.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Human Resource Management System V1.0)	BJ16428	2008SRBJ6122	10.20.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Local Sanitation Information Platform V1.0)	BJ16450	2008SRBJ6144	10.10.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Management Competition Imitation Platform V1.0)	BJ16424	2008SRBJ6118	10.14.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Disabled Association Job Information Management System V1.0)	BJ16473	2008SRBJ6167	09.08.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Message Service Platform V1.0)	BJ16423	2008SRBJ6117	09.30.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Telecom Value-added Service System V1.0)	BJ16422	2008SRBJ6116	10.25.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Emergency Command and Prevention System V1.0)	BJ16472	2008SRBJ6166	10.22.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Palmcity WebGIS Engine V1.0)	BJ16589	2008SRBJ6283	04.10.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Mobile Map Software V1.0)	BJ16591	2008SRBJ6285	05.10.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Multiple-source Traffic Information Integration System V1.0)	BJ16629	2008SRBJ6323	08.26.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Palmcity Traffic information collection System V1.0)	BJ16605	2008SRBJ6299	10.30.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (PalmCity Floating Car Data Processing System V1.0)	BJ16628	2008SRBJ6322	05.30.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (PalmCity Information Exchange Platform V1.0)	BJ16631	2008SRBJ6325	06.21.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (PalmCity In-car PND Comprehensive Information System V1.0)	BJ16617	2008SRBJ6311	10.31.2007	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Super GIS Data Comprehensive Integration System V1.0)	BJ16604	2008SRBJ6298	10.26.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Water Transportation Flow Investigation VTS System V1.0)	BJ16641	2008SRBJ6335	11.12.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Highway Traffic Flow Investigation Data Center V1.0)	BJ16507	2008SRBJ6201	09.30.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Highway Traffic Flow GIS System V1.0)	BJ16476	2008SRBJ6170	10.27.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Highway Traffic Flow Investigation Equipment Long-distance Monitoring Platform V1.0)	BJ16557	2008SRBJ6251	09.30.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Coil Traffic Flow Data Collection System V1.0)	BJ16621	2008SRBJ6315	10.28.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Video Traffic Flow Data Collection System V1.0)	BJ16643	2008SRBJ6337	11.20.2008	12.13.2008	12.31.2058

Computer Software Copyright Registered Certificate (Video Traffic Flow Investigation - Digital Image Processing System V1.0)	BJ16622	2008SRBJ6316	11.06.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Video Traffic Flow Investigation Watching-dog System V1.0)	BJ16627	2008SRBJ6321	10.10.2008	12.13.2008	12.31.2058
Computer Software Copyright Registered Certificate (Yootu Real-Time Road Condition Information Processing and Releasing Software V1.0)	077504	2007SL11509	05.01.2007	08.01.2007	12.31.2057
Computer Software Copyright Registered Certificate (Portable Survey Instruments of Traffic Flow Management Software V1.0 (Portable NC200 V1.0)	BJ24485	2009SRBJ7479	09.21.2009	09.21.2009	12.31.2059
Computer Software Copyright Registered Certificate (ETC RSU Control Software V1.0)	BJ12307	2009SRBJ2001	11.10.2008	04.18.2009	12.31.2058
Computer Software Copyright Registered Certificate (ETC OBU Control Software V1.0)	BJ12625	2009SRBJ2319	12.20.2008	04.19.2009	12.31.2058
Computer Software Copyright Registered Certificate (Passenger Flow Statistics Analysis Core Software System V1.0)	0145950	2009SR018951	07.05.2008	05.22.2009	12.31.2058
Computer Software Copyright Registered Certificate (TransGIS Middleware System Software V6.0)	0152607	2009SR025608	04.28.2009	06.30.2009	12.31.2059
Computer Software Copyright Registered Certificate (GPS Police Vehicles Positioning and Dispatching System V2.0)	0145373	2009SR018374	09.25.2008	05.18.2009	12.31.2058
Computer Software Copyright Registered Certificate (Taxi GPS Monitoring and Dispatching Management System V3.0)	BJ22027	2009SRBJ5021	05.10.2007	08.12.2009	12.31.2057
Computer Software Copyright Registered Certificate (GPS Monitoring and Dispatching Management System V2.0for Vehicles Carrying Goods)	BJ22026	2009SRBJ5020	06.15.2008	08.24.2009	12.31.2058
Computer Software Copyright Registered Certificate (Passenger Vehicles GPS Monitoring and Dispatching Management System V5.0)	BJ22028	2009SRBJ5022	11.10.2007	08.24.2009	12.31.2057

Computer Software Copyright Registered Certificate (GPS Monitoring and Dispatching Management System V2.0 for Vehicles Carrying Dangerous Goods)	BJ22030	2009SRBJ5019	09.25.2008	08.24.2009	12.31.2058
Computer Software Copyright Registered Certificate (Traffic Management Intelligent Platform Software V2.0)	BJ14683	2009SRBJ4377	03.10.2009	07.21.2009	12.31.2059
Computer Software Copyright Registered Certificate (Multi-source Traffic Information Collection and Dynamic Navigation System V2.0)	0203602	2010SR015329	09.19.2008	04.08.2010	12.31.2058
Computer Software Copyright Registered Certificate (Palmcity Real-timeTraffic Information Software V2.0)	BJ11636	2009SRBJ1330	12.18.2008	04.01.2009	12.31.2058
Computer Software Copyright Registered Certificate (Palmcity Public Transportation System V1.0)	BJ27498	2010SRBJ2115	3.10.2010	05.28.2010	12.31.2060
Computer Software Copyright Registered Certificate (Passenger Flow Statistics Analysis Core Software System V2.0)	BJ28704	2010SRBJ3321	09.21.2009	08.03.2010	12.31.2059
Computer Software Copyright Registered Certificate (Traffic Information Distribution System Software V3.0)	BJ28705	2010SRBJ3322	10.19.2009	08.03.2010	12.31.2059
Computer Software Copyright Registered Certificate (Trucks GPS Monitoring and Dispatching Mangement System V3.0 )	BJ28706	2010SRBJ3323	06.15.2009	08.03.2010	12.31.2059
Computer Software Copyright Registered Certificate (Passenger Vehicles GPS Monitoring and Dispatching Management System V6.0)	BJ28707	2010SRBJ3324	11.10.2008	08.03.2010	12.31.2058
Computer Software Copyright Registered Certificate (GPS Monitoring and Dispatching Management System V3.0 for Vehicles Carrying Dangerous Cargo)	BJ28708	2010SRBJ3325	09.25.2008	08.03.2010	12.31.2058
Computer Software Copyright Registered Certificate (Multi-source Traffic Information Collection and Distribution System V3.0)	BJ28709	2010SRBJ3326	09.19.2008	08.03.2010	12.31.2058
Computer Software Copyright Registered Certificate (Taxies GPS Monitoring and Dispatching Management System V5.0)	BJ28717	2010SRBJ3334	09.10.2009	08.03.2010	12.31.2059

Computer Software Copyright Registered Certificate (TransGIS Middleware System Software V7.0)	BJ28718	2010SRBJ3335	04.28.2009	08.03.2010	12.31.2059
Computer Software Copyright Registered Certificate (Pedestrian Detection and Analysis System V1.0)	0155974	2009SR028975	04.15.2009	06.20.2009	12.31.2059
Computer Software Copyright Registered Certificate (Yootu FCD Data Sources Processing System Software V2.0)	0195116	2010SR006843	10.09.2009	02.05.2010	12.31.2059
Computer Software Copyright Registered Certificate (Traffic Information Distribution System Software V2.0)	0195273	2010SR007000	10.19.2009	02.08.2010	12.31.2059
Computer Software Copyright Registered Certificate (FCD Data Sources Receving System Software V2.0)	0196808	2010SR008535	10.19.2009	02.23.2010	12.31.2059
Computer Software Copyright Registered Certificate (FCD Data Sources and Fixed Point Data Traffic Information Fusion System Software V2.0)	0196736	2010SR008463	10.19.2009	02.22.2010	12.31.2059
Computer Software Copyright Registered Certificate (Historical Data Products Software V2.0)	0196810	2010SR008537	10.19.2009	02.23.2010	12.31.2059
Computer Software Copyright Registered Certificate (Traffic Information Emulation System Software V2.0)	0196809	2010SR008536	10.19.2009	02.23.2010	12.31.2059
Computer Software Copyright Registered Certificate (Traffic Information Forecast System Software V2.0)	0196811	2010SR008538	10.19.2009	02.23.2010	12.31.2059
Computer Software Copyright Registered Certificate (Intelligent Energy Saving Software V1.0)	099887	2008SR12708	05.26.2008	07.04.2008	07.03.2013
Computer Software Copyright Registered Certificate (Tunnel Monitoring System V1.0)	BJ13492	2008SRBJ3186	08.10.2008	09.26.2008	09.25.2013
Computer Software Copyright Registered Certificate (Highway Trunk way Monitoring System V1.0)	BJ13504	2008SRBJ3198	03.28.2008	09.26.2008	09.25.2013
Computer Software Copyright Registered Certificate (Bridge Physical Status Monitoring and Digital Maintenance Management System V1.0)	BJ13732	2008SRBJ3426	09.10.2008	10.09.2008	10.08.2013
Computer Software Copyright Registered Certificate (Rail Transit Passenger Flow Analysis System)	0160415	2009SR033416	08.02.2009	08.20.2009	08.19.2014

Computer Software Copyright Registered Certificate (Rail Transit Comprehensive Monitoring System)	BJ23177	2009SRBJ6171	08.07.2009	09.17.2009	09.16.2014
Computer Software Copyright Registered Certificate (Rail Transit Automatic Fare Collection Machine System)	BJ23157	2009SRBJ6170	08.07.2009	09.17.2009	09.16.2014
Computer Software Copyright Registered Certificate (Rail Transit Automatic Fare Collection System)	BJ23176	2009SRBJ6151	08.07.2009	09.17.2009	09.16.2014
Computer Software Copyright Registered Certificate (Data Transmission System V1.0)	0168450	2009SR041451	08.03.2009	09.22.2009	09.21.2014
Computer Software Copyright Registered Certificate (Video Online Monitoring System)	0168441	2009SR041442	07.16.2009	09.22.2009	09.21.2014
Computer Software Copyright Registered Certificate (Data Collection System)	0168490	2009SR041491	08.03.2009	09.22.2009	09.21.2014
Computer Software Copyright Registered Certificate (Optical Fiber Grating Based Train Axle Management System)	0178497	2009SR051498	09.22.2009	11.05.2009	11.04.2014
Computer Software Copyright Registered Certificate (Highway Toll Collection System Software V1.0)	0196678	2010SR008405	09.05.2009	02.21.2010	02.20.2015
Computer Software Copyright Registered Certificate (Urban Comprehensive Transportation Hub Information Management System V1.0)	306768	2011SR043094	10.01.2011	04.07.2011	12.31.2061
Computer Software Copyright Registered Certificate (Transportation Industry Comprehensive Management System V1.0)	306584	2011SR042910	12.20.2010	04.07.2011	12.31.2060
Computer Software Copyright Registered Certificate (Provincial Commercial Vehicles Public Service Platform V2.0)	BJ32783	2011SRBJ0662	10.31.2010	02.24.2011	12.31.2060
Computer Software Copyright Registered Certificate (Freight Transportation Public Service Platform V1.0)	BJ32804	2011SRBJ0683	09.20.2010	02.24.2011	12.31.2060
Computer Software Copyright Registered Certificate (TransMap Middleware V3.0)	BJ32810	2011SRBJ0689	04.28.2010	02.24.2011	12.31.2060
Computer Software Copyright Registered Certificate (Commercial Vehicles Monitoring & Control Platform V1.0)	BJ32782	2011SRBJ0661	09.20.2010	02.24.2011	12.31.2060
Computer Software Copyright Registered Certificate (3D Transportation Monitoring GIS V1.0)	291655	2011SR027981	03.15.2011	05.31.2011	05.30.2015

Patent Title	Application Number	Patentee	Type	Application Date	Certificate Number	Authorization Announcement
Computer Software Patent Registered (Multiple Patterns Transportation Information Distribution Terminal)	200920110029.X	Beijing PKU Chinafront High Technology Co., Ltd.	Utility Model Patent	07.09.2009	1506633	Date 08.18.2010
Computer Software Patent Registered (Multiple Patterns Transportation Information Distribution Terminal)	200930127265.8	Beijing PKU Chinafront High Technology Co., Ltd.	Design Patent	07.09.2009	1312330	08.11.2010
Computer Software Patent Registered (Passenger Flow Detecting and Analyzing Device)	200920110658.2	Beijing PKU Chinafront High Technology Co., Ltd.	Utility Model Patent	08.06.2009	1408769	05.12.2010
Computer Software Patent Registered (Information Filtering Device)	200920222354.5	Beijing Transwiseway Information Technology Co., Ltd.	Utility Model Patent	09.03.2009	1572959	11.03.2010
Computer Software Patent Registered (A Method and System Utilizing Natural Language Setting and Operating to Control Others )	200710121229.0	Beijing PKU Chinafront High Technology Co., Ltd.	Invention Patent	08.31.2007	508906	06.10.2009
Computer Software Patent Registered (Pipe Leakage and Blockage Detecting System)	ZL 2009 2 0109073.9	Beijing UNISITS Technology Co., Ltd.	Utility Model Patent	07.07.2009	1420232	05.12.2010
Computer Software Patent Registered (A new Type RFID Tag Structure)	ZL 2010 2 0000051.1	Beijing UNISITS Technology Co., Ltd.	Utility Model Patent	01.05.2010	1584025	11.10.2010
Computer Software Patent Registered (Detecting the Direction of Pedestrian Movement Using Laser Scanning Technology)	200910091650.0	Peking University, Beijing PKU Chinafront High Technology Co., Ltd.	Invention Patent	08.31.2009	789980	06.08.2011
Computer Software Patent Registered (Taxi Allocation System)	201020297347.4	China TransInfo Technology Group Co., Ltd., Beijing Transwiseway Information Technology Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd.	Utility Model Patent	08.19.2010	1879132	08.03.2011
Computer Software Patent Registered (Sensor Based Multi-media Interactive System)	201020610794.0	Beijing PKU Chinafront High Technology Co., Ltd.	Utility Model Patent	11.17.2010	1833388	06.22.2011
Computer Software Patent Registered (Vehicle Detecting System Based on FBG Technology)	ZL 2010 2 0167836.8	Beijing UNISITS Technology Co., Ltd.	Utility Model Patent	04.23.2010	1843252	06.29.2011

Research and Development

In 2011 and 2010, our research and development expenses amounted to approximately $11.27 million and $8.07 million, respectively. These expenses were mainly composed of staff costs and research and development equipment expenses.

Internal R&D Department

Our R&D team consists of 560 researchers with extensive experience in the GIS and transportation information industry. Many of these researchers have worked at multinational corporations. The primary focus of the R&D team is to analyze customer demands and develop application software products, with the use of the most highly advanced software development tools available today. Our R&D team is also responsible for monitoring developments in the market for our services so that they can develop new products or improve upon existing products by adopting new technologies and skills. In addition, the team is responsible for creating training and support manuals and creating new processes for implementation of our software products.

Our Major Customers

The following table provides information on our most significant clients in fiscal year 2011.

TOP TEN CLIENTS IN 2011

No.	Name	Description of Client	Sales (in US dollars)	Percentage of Total Sales
1	Hebei Expressway Administration Bureau	A local governmental highway construction department	16,803,724	10.06%
2	Zhejiang Huangqunan Highway Co., Ltd.	A state-owned highway construction company	15,279,880	9.15%
3	Hubei Chutian Ebei Expressway Co., Ltd.	A state-owned highway construction company	6,879,571	4.12%
4	Guizhou Expressway Construction & Development Corporation	A state-owned highway construction company	5,420,377	3.25%
5	Shanxi Xinfu Expressway Construction Administrative Bureau	A local governmental highway construction department	5,414,182	3.24%
6	Shandong Expressway – Tsingtao Highway Co., Ltd.	A state-owned highway construction company	4,660,709	2.79%
7	Shenzhen Highway Transportation Service Center	City-level governmental department	3,707,384	2.22%
8	Sichuan Guangnan Expressway LLC	A state-owned highway construction company	3,430,823	2.05%
9	Xinjiang Communications Construction Administrative Bureau	A local governmental highway construction department	3,334,941	2.00%
10	Heilongjiang Qitai Highway Construction Bureau	A local governmental highway construction department	3,216,136	1.93%
	TOTAL		68,147,726	40.80%

Regulation

Because our operating VIEs are located in the PRC, our business is regulated by the national and local laws of the PRC. There are no specific rules or regulations for a company engaged in software development other than mapping which is highly regulated in China.

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

In order to comply with these legal restrictions, on February 3, 2009, we conducted the Restructuring and entered into the contractual arrangements with the VIEs. Such arrangements enabled us to operate these restricted businesses through our VIEs in which we do not hold a direct equity interest. For more information on the regulatory and other risks associated with our contractual agreements related to our VIEs, please see the discussion below Item 1A, “Risk Factors.”

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

Our Competition and Competitive Strengths

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

Strong Management Team - Three members of our executive management team were among the first GIS software developers in China. Collectively, they have more than 37 years of experience with GIS, and each has been with PKU since its early days. They are complemented by two executives with extensive finance and corporate financial reporting experience.

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

Our Employees

As of December 31, 2011, we employed a total of 946 full-time employees. The following table sets forth the number of our employees by function as of December 31, 2011.

Number of
Department	Employees
Software Development (R&D)	560
Quality Control	38
Sales and Marketing	157
Administration	103
Human Resources	27
Finance	61
Total	946

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

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See Item 1A, “Risk Factors – Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

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

The Chinese government restricts foreign investment in certain business segments including online services, taxi advertising, and security and surveillance related businesses. Accordingly we transferred all of our indirect equity interests in PKU and PKU’s subsidiaries to the affiliated Group Company and as a result, PKU and PKU’s subsidiaries became direct and indirect subsidiaries of the Group Company, which is wholly owned by the Group Company Shareholders who are all Chinese citizens. At the same time, we are able to control these VIEs and operate these businesses through contractual arrangements with the respective companies and their individual owners, but we have no equity control over these companies.

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

We rely on contractual arrangements with our VIEs for our operations, which may not be as effective in providing control over these entities as direct ownership.

Our operations are dependent on our VIEs in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of the VIEs. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIEs may be unwilling or unable to perform their obligations under our commercial agreements with them, including payment of annual development and consulting fees as they become due, we will not be able to conduct our operations in the manner currently planned. In addition, the VIEs may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIEs, we may not succeed in enforcing our rights under them by relying on legal remedies under Chinese law, which may not be adequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

The shareholders of the Group Company may have potential conflicts of interest with us, which may adversely affect our business.

We operate our businesses in China through the Group Company, which is wholly owned by our four Chinese affiliates: Shudong Xia, our Chairman, CEO and President and the beneficial owner of approximately 70.7% of the Group Company’s outstanding capital stock, Zhiping Zhang, our Vice President of Research and Development, Zhibin Lai, our Vice President and Wei Gao, the designee of SAIF Partners III L.P. (“SAIF Partners”), who in aggregate own 29.3% of the Group Company. Conflicts of interest between their duties to us and to the Group Company and its subsidiaries may arise. We cannot assure you that when conflicts of interest arise, any or all of these persons will act in the best interests of our company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

Our arrangements with the VIEs and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with the VIEs and its shareholders were not entered into based on arm’s length negotiations. Although our contractual arrangements are similar to other companies conducting similar operations in China, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

The exercise of our option to purchase part or all of the equity interests in the VIEs under the Option Agreement might be subject to approval by the PRC government and foreign ownership restrictions on the VIEs’ current businesses under PRC laws. Our failure to purchase the equity of the VIEs without discontinuing the current businesses and operations of the VIEs may impair our ability to substantially control the VIEs and could result in actions by VIEs that conflict with our interests.

Our Option Agreement with the VIEs gives our Chinese subsidiary, Oriental Intra-Asia, the option to purchase all or part of the equity interests in the VIEs, however, the option may not be exercised by Oriental Intra-Asia if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of the VIEs, to be cancelled or invalidated. Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions would technically apply to the transaction. Application of these regulations requires an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts. Also, an appraisal of the equity or assets to be acquired is mandatory. However, our local PRC counsel has advised us that Beijing and other local counterparts of MOFCOM hold the view that such a transaction would not require their approval. Therefore, we do not believe at this time that an approval and an appraisal are required for Oriental Intra-Asia to exercise its option to acquire the VIEs in Beijing. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. In addition, even if we successfully acquire the equity interests in the VIEs through exercising our option, we may not be able to continue the current operations and businesses of the VIEs as, under the current PRC laws, we are subject to foreign ownership restrictions in connection with the online services, advertising in taxies, and security and surveillance related businesses, as described under the heading of "Regulation" above. If we are not able to purchase the equity of the VIEs without discontinuing the current businesses and operations of the VIEs, then we will lose a substantial portion of our ability to control the VIEs and our ability to ensure that the VIEs will act in our interests.

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

During the past years, we significantly increased the scope of our operations and increased our revenues from $11.9 million in 2007 to $167.02 million in 2011. Part of this growth was due to the acquisition of certain PRC companies, which made material contributions to our overall revenues and profits during the relevant period. Our growth may not be sustained in the future if we do not continue to expand the scope of our operations. In addition, contributions to our rapid growth by acquisitions may not be sustainable in the future to the extent that we are not able to identify and execute suitable acquisitions. The expansion of our business has, and will continue to, put pressure on our managerial, financial, operational and other resources. We also need to enhance financial and quality controls and recruit and train additional staff in order to keep pace with our growth. We may need to increase employee compensation levels in order to retain our existing executives and staff and attract the additional personnel we expect we may require. We cannot assure you that we will be able to manage our future expansion effectively. If we are unable to effectively manage our expanding operations and control increasing labor costs, our profitability may be materially and adversely affected.

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

To implement Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has concluded that our internal control over financial reporting was effective at the reasonable assurance level for the fiscal year ended December 31, 2011. However, in the future, our management may conclude that our internal controls over financial reporting are not effective, if one or more material weaknesses are identified. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We conduct substantially all of our business through our VIEs in the PRC and they are subject to laws and regulations in China. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations.

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

Foreign exchange transactions by our PRC VIEs under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if Oriental Intra-Asia borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

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

Substantially all of our revenues are generated from our indirect PRC subsidiary, Oriental Intra-Asia, after it receives payments from our VIEs under various services and other arrangements. However, PRC regulations restrict the ability of Oriental Intra-Asia to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by Oriental Intra-Asia only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Oriental Intra-Asia is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of Oriental Intra-Asia to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

As a result of our holding company structure, we rely substantially on dividend payments from our indirect PRC subsidiary, Oriental Intra-Asia, after it receives payments from our VIEs under various services and other arrangement. Under the PRC tax laws effective prior to January 1, 2008, dividends paid to foreign investors by foreign-invested enterprises, such as dividends paid to us by Oriental Intra-Asia, were exempt from PRC withholding tax. Under the PRC Enterprise Income Tax Law and its implementation rules effective on January 1, 2008, all domestic and foreign-invested companies in China are subject to a uniform enterprise income tax at the rate of 25% and dividends from a PRC subsidiary to its foreign parent company are subject to a withholding tax at the rate of 10%, unless such foreign parent company’s jurisdiction of incorporation has a tax treaty with China that provides for a reduced rate of withholding tax, or the tax is otherwise exempted or reduced pursuant to the PRC tax laws.

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

Our holding company structure may restrict our ability to receive dividends from, or transfer funds to, our PRC subsidiary and our VIEs, which could restrict our ability to act in response to changing market conditions and reallocate funds among our Chinese entities timely.

We are a holding company and conduct substantially all of our operations through our PRC subsidiary and VIEs. Any funds we transfer to our PRC subsidiary and VIEs, either as a loan or as an increase in registered capital, is subject to registration or approval of PRC governmental authorities, including the relevant administration of foreign exchange and/or the relevant examining and approval authority. Our PRC subsidiary and VIEs are prohibited by PRC law to directly lend money to each other. These limitations on the free flow of funds between us and our PRC companies could restrict our ability to act in response to changing market conditions and reallocate funds among our PRC companies on a timely basis. Moreover, according to a circular jointly issued by the Ministry of Finance and the State Administration of Taxation on September 19, 2008, the debt-to-equity ratio of a non-financial institution may not exceed 2:1 unless the shareholder loan in question can meet certain conditions. Although there is uncertainty at this time as to how the circular will be interpreted and implemented, such circular may have a negative impact on our PRC subsidiary’s abilities to obtain loans from its shareholders.

We may be subject to fines and legal sanctions if we or our Chinese employees fail to comply with PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On December 25, 2006, the People’s Bank of China issued the Administrative Measures on Individual Foreign Exchange Control, and its Implementation Rules were issued by the SAFE, on January 5, 2007. Both took effect on February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock holding plan, stock option plan or similar plan of an overseas publicly-listed company in which PRC citizens’ participation requires approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies (“Notice 78”). Under Notice 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who have been granted restricted shares or stock options pursuant to the China TransInfo Technology Corp. Equity Incentive Plan 2009 (the “Plan”) are subject to Notice 78. However, in practice, there are significant uncertainties with regard to the interpretation and implementation of Notice 78. We are committed to complying with the requirements of Notice 78. However, we cannot provide any assurance that we or our Chinese employees will be able to qualify for or obtain any registration required by Notice 78. In particular, if we and/or our Chinese employees fail to comply with the provisions of Notice 78, we and/or our Chinese employees may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities, as a result of which our business operations and the implementation of the Plan could be materially and adversely affected.

The discontinuation or reduction of any preferential tax treatments currently available to us in the PRC may have a negative impact on our results of operations.

Our PRC companies, including the PRC subsidiary and VIEs, are subject to PRC income tax. Under the new corporate income tax law effective January 1, 2008, both foreign-invested enterprises and domestic enterprises are subject to a unified 25% income tax rate. Several of our VIEs, including PKU, Beijing Transwiseway, Shanghai Yootu Information Technology Co., Ltd. (“Shanghai Yootu”), UNISITS, Beijing Ziguang Jinzhidun Information Technology Co., Ltd. (“Beijing UNISITS”), and Hangzhou Ziguang Jietong Technology Co., Ltd. (“Hangzhou UNISITS”), Henan Ziguang Jietong Technology Co., Ltd. (“Henan UNISITS”), Beijing Tian Hao Ding Xin Science and Technology Co., Ltd. (“Beijing Tian Hao”), Beijing Tianhao Zhitong Technology Co., Ltd. (“Tianhao Zhitong”), Beijing Zhangcheng Culture and Media Co., Ltd. (“Zhangcheng Media”), Beijing Zhangcheng Science and Technology Co., Ltd. (“Beijing Zhangcheng Science”), and China TransInfo Technology Group Co., Ltd. (“the Group Company”), currently enjoy certain reduced income tax rates or income tax exemption. For the years ended December 31, 2011 and 2010, our effective tax rate was 10.2% and 9.8%, respectively. If there is any discontinuation or reduction of the existing preferential tax treatments, our business, financial condition and results of operations could be materially and adversely affected.

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2010 and December 31, 2011, the closing price of our common stock, as reported on the markets on which our securities have traded, ranged between $2.43 and $9.72. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

Shudong Xia, our chief executive officer and president, is the beneficial owner of approximately 27.85% of our outstanding voting securities. As a result, he possesses significant influence over the election of our board of directors and significant corporate transactions. His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer. Other stockholders may believe that these future decisions made by Mr. Xia are not in their best interests.

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

We have entered into a lease agreement to lease office spaces at the 8th and 9th floors of Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing China. Pursuant to this lease, we have the right to use the office space of 5,311 square meters in the Vision Building from November 1, 2009. We pay a monthly rent (including a monthly property management fee of RMB 258,460) of RMB 605,765 (approximately $88,800) for this facility. We are entitled to one free month rental of RMB 476,535 (approximately $69,855) per year. This lease expires on October 31, 2012. We expect that we will be able to renew the lease on similar terms prior to its expiration. UNISITS, one of the Company’s VIEs, also entered into a lease agreement to lease office spaces at the 12th floor of Vision Building. Pursuant to this lease, UNISITS has the right to use the office space of 1,175.22 square meters in the Vision Building from February 15, 2010. UNISITS pays a monthly rent (including a monthly property management fee of RMB 28,597) of RMB 142,985 (approximately $20,935) for this facility. UNISITS is entitled to two free month rentals of RMB 228,776 (approximately $33,496) for the first two months. This lease expires on February 28, 2013.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Closing Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$5.31	$4.45
2nd Quarter	5.01	2.45
3rd Quarter	3.94	2.46
4th Quarter	3.63	2.43

Year Ended December 31, 2010
1st Quarter	$9.72	$6.33
2nd Quarter	7.78	5.05
3rd Quarter	7.85	5.15
4th Quarter	6.43	4.28

(1) The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 28, 2012, there were approximately 82 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2011 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2011.

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

One main factor that management considers when estimating our future growth is the potential revenue from larger government projects in the transportation sector of the Chinese government based on annual budget reports issued by relevant governmental sectors at both central and local levels. We expect that these potential new projects will generate revenues from new transportation information product sales and services. We expect to continue bidding on large projects in the transportation sector going forward.

The growing use of GPS and location-based service in China also has a material impact on our industry. The Chinese economy is developing at a rapid pace. As a result, there is a growing consumer market that is developing in China. We believe that we are well positioned to provide state-of-the-art transportation information products and services to the commercial and consumer clients.

Recent Developments

On February 21, 2012, we announced that our board of directors received a preliminary, non-binding letter from our Chairman and Chief Executive Officer, Mr. Xia, which stated that Mr. Xia intends to acquire all of the outstanding shares of the Company’s common stock not currently owned by him in a going private transaction at a proposed price of $5.65 per share in cash. According to the proposal letter, the acquisition is intended to be financed with a combination of debt financing and equity financing. Mr. Xia currently beneficially owns approximately 27.85% of the Company’s common stock. On February 23, 2012, we announced that we had established a special committee to consider the proposal received from Mr. Xia and to evaluate any additional proposal that Mr. Xia may make. There can be no assurance that any proposal for such a transaction will be made, that any agreement will be approved or executed, or that any such transaction will be consummated.

Taxation

United States

China TransInfo Technology Corp. is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China TransInfo Technology Corp. did not have U.S. taxable income in 2011 and 2010.

British Virgin Islands

Our wholly owned subsidiary Cabowise was incorporated in the BVI. Under the current law of the BVI, Cabowise is not subject to income or capital gains tax. In addition, dividend payments are not subject to withholding tax and income tax in the BVI.

Hong Kong and Samoa

Our wholly owned subsidiary China TransInfo Technology Limited (Hong Kong), (formerly known as Oriental Intra-Asia Entertainment (China) Limited) was incorporated in Hong Kong. Under the current laws of Hong Kong, Hong Kong company is subject to income tax rate of 16.5% but China TransInfo Technology Limited (Hong Kong) has not been liable for Hong Kong income tax due to reoccurring net loss. Our wholly owned subsidiary Intra-Asia Entertainment (Asia-Pacific) Limited (Samoa) was incorporated in Samoa and, under the current laws of Samoa, is not subject to income taxes.

PRC

The PRC government has provided various incentives to domestic companies in the software industry to promote development of the industry. Many of our PRC subsidiaries have historically received technology subsidies, business tax exemptions, value-added tax refunds and preferential income tax treatments. For example, many of our PRC subsidiaries enjoyed reduced enterprise income tax at the applicable rate of 15% on taxable profits in China, as compared to the statutory rate of 33% prior to 2008 and 25% thereafter in China, as well as tax holidays thanks to their status as foreign-invested enterprises, software enterprises or high-tech enterprises operating in certain locations. However, on March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”), which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0% . For the year ended December 31, 2011, the above tax rules did not have any material financial impact on the Company because we did not have material income from outside of the PRC in 2011.

The PRC government has provided various incentives to domestic companies in the software industry in China in order to encourage development and growth of the industry. For example, High and New Technology Enterprise enterprises enjoyed reduced enterprise income tax at the applicable rate of 15% on taxable profits, and software enterprise were entitled to a full enterprise income tax exemption for two years starting from the first year the Company generating profit with a 50% reduced rate for the following three years. Many of our PRC subsidiaries have received such tax holidays and exemption. PKU, Beijing Transwiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS, are qualified as “new or high-technology enterprises” and subject to a tax rate of 15% on the taxable income for PRC income tax purposes as long as they maintain their qualification as “High and New Technology Enterprise.” Beijing Tian Hao, Tianhao Zhitong, Beijing Zhangcheng Science, Shanghai Yootu, Zhangcheng Media and the Group Company are qualified as “software enterprises” located in Beijing or Shanghai, and are entitled to income tax exemption for two years from the first year the Company generating profit with a 50% reduced rate for the following three years. For 2011, some of our subsidiaries were entitled to tax exemptions and some have not begun the tax exemption period due to net loss. For other subsidiaries, Hebei Transwiseway Information Technology Co., Ltd. (“Hebei Transwiseway”), Hunan Transwiseway Information Technology Co., Ltd. (“Hunan Transwiseway”), Guizhou Transwiseway Information Technology Co., Ltd. (“Guizhou Transwiseway”), Anhui Transwiseway Information Technology Co., Ltd. (“Anhui Transwiseway”), Ningxia Transwiseway Information Technology Co., Ltd. (“Ningxia Transwiseway”), Zhongjiao Huilian Information Technology Co., Ltd.(“Zhongjiao Huilian”), Beijing Peking University Chinafront High Technology Co., Ltd. Chengdu Branch (“PKU Chengdu Branch”), Beijing Peking University Chinafront High Technology Co., Ltd. Shanxi Branch (“PKU Shanxi Branch”), Chongqing PKU Chinafront HighTechnology Co., Ltd. (“Chongqing PKU”) Shanghai PKU Chinafront HighTechnology Co., Ltd. (“Shanghai PKU”), Shanxi PKU Chinafront Communication Technology Co., Ltd. (“Shanxi PKU”), Sichuan PKU Chinafront Technology Co., Ltd. (“Sichuan PKU”), Chongqing Jiaokai Information Technology Co., Ltd (“Chongqing Jiaokai”), Erdos Qianfang Hongxin Technology Co., Ltd. (“Qianfang Hongxin”), Xinjiang Zhangcheng Science Technology Co., Ltd. (“Xinjiang Zhangcheng Science”), Jiangsu Ziguang Jietong Technology Co., Ltd. (“Jiangsu UNISITS”) and Dalian Dajian Zhitong Information Service Co., Ltd. (“Dajian Zhitong”), are subject to a tax rate of 25% on the taxable income for PRC income tax purposes under the new EIT Law in 2011. Henan Ziguang Jietong Technology Co., Ltd. (“Henan UNISITS”) are subject to a special rate of 2.0% for its taxable revenue in 2011.

Results of Operations

For the year ended December 31, 2011, our revenues increased to $167.02 million, an increase of 36.09% over 2010. Gross profit was up 5.25% from the previous year, increasing from $42.45 million to $44.68 million, and operating income reached $14.85 million, a decrease of 25.62% . The Company’s net income for the year decreased 9.71% to $13.97 million from $15.47 million in 2010.

As these results show, the Company had a successful year of significant growth in 2011 in terms of revenue. It was the fourth successful year of transition for the Company as we evolved from a Geo-GIS custom software producer to a comprehensive transportation information solutions provider. As a result, transportation products and solutions continued to constitute a vast majority of our revenue throughout the year. Revenue from this area accounted for 92.18% and 92.99% in 2011 and 2010, respectively. Our digital city and land resources urban planning software accounted for the remainder.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following tables set forth key components of our results of operations for the periods indicated, in dollars and percentage of revenues and key components of our revenue for the periods indicated in dollars.

	Years Ended December 31,
	2011			2010
		% of Net			% of Net
	Amount	Sales		Amount	Sales
Revenues	$167,023,594	100.00%		$122,727,958	100.00%
Cost of sales	122,347,769	73.25%		80,279,465	65.41%

Gross profit	44,675,825	26.75%		42,448,493	34.59%

Selling, general and administrative expenses	29,825,080	17.86%		22,481,758	18.32%

Income from operation	14,850,745	8.89%		19,966,735	16.27%

Other income and (expenses)
Interest income	251,877	0.15%		127,468	0.10%
Interest expense	(832,811)	(0.50%	)	(470,711)	(0.38%	)
Subsidy income	4,792,137	2.87%		1,574,928	1.28%
Other income	189,864	0.11%		(54,443)	(0.04%	)
	4,401,067	2.63%		1,177,242	0.96%
Income before income taxes, noncontrolling interests, and equity investments	19,251,812	11.52%		21,143,977	17.23%

Income tax expenses	1,955,760	1.17%		2,074,187	1.69%
Net income before noncontrolling interests and gain on equity investments in affiliates	17,296,052	10.35%		19,069,790	15.54%
Gain on investments in affiliates due to proportional shares of the affiliates net income	2,483,068	1.49%		1,307,679	1.07%
Net income before noncontrolling interests	19,779,120	11.83%		20,377,469	16.60%
Noncontrolling interests in net income of subsidiary	5,811,968	3.48%		4,908,311	4.00%
Net income – controlling interests	$13,967,152	8.35%		$15,469,158	12.60%

Revenues. Revenues increased approximately 44.30 million, or 36.09% to approximately $167.02 million for the year ended December 31, 2011, from approximately $122.73 million in 2010. Approximately 89.95% of this increase is attributable to the increase of our Transportation business in 2011, which had approximately 34.91% increase year over year comparing to 2010. Such an increase mainly resulted from the successful execution of the Company’s major business since it started shifting to the Transportation business in late 2007 and the rapidly developing market opportunities in the transportation information sector in China.

The following table illustrates the revenues from the Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Year Ended	Percentage of	Year Ended	Percentage of
	December 31,	Total	December 31,	Total
	2011	Revenues	2010	Revenues
Transportation	$153,966,292	92.18%	$114,121,205	92.99%
Digital City	4,511,733	2.70%	6,805,112	5.54%
Land and Resources	1,231,806	0.74%	19,873	0.02%
Other	7,313,763	4.38%	1,781,768	1.45%
Total	$167,023,594	100.00%	$122,727,958	100.00%

As the table above indicates, the Transportation and Digital City sectors accounted for an aggregate of 94.88% and 98.53% of our sales for the years ended December 31, 2011 and 2010, respectively. Sales in Land and Resources account for 0.74% and 0.02% of total sales for each of the periods indicated above, respectively.

Cost of Sales. Our cost of goods sold increased approximately $42.07 million, or 52.40%, to approximately $122.35 million for the year ended December 31, 2011, from approximately $80.28 million in 2010. The increase in cost of sales was generally in line with the increase in our sales. As a percentage of revenues, the cost of sales increased to 73.25% during the year ended December 31, 2011 from 65.41% in 2010. This increase was mainly attributable to the business expansion in the ITS marketing which required using additional hardware equipment and outsourcing certain portion of projects to third party vendors. The higher cost related to outsourcing and hardware equipment use contributed higher cost of sales and lower gross margin for the year ended December 31, 2011 as compared to 2010

The following table illustrates in detail the items constituting our costs of goods sold.

	Years ended December 31,
Cost Item	2011	2010
Salary	$2,321,417	$1,272,081
Hardware	80,199,162	56,645,728
Software licenses	1,861,853	3,316,863
Outsourcing	29,221,334	12,600,523
Others	8,744,003	6,444,270
Total	$122,347,769	$80,279,465

Gross Profit. Our gross profit increased approximately $2.23 million, or 5.25%, to approximately $44.68 million for the year ended December 31, 2011, from approximately $42.45 million in 2010. Gross profit as a percentage of revenues was 26.75% for the year ended December 31, 2011, a decrease of 7.84% from 34.59% in 2010. Our gross profit increase was mainly attributable to the increase in revenue in 2011 comparing to the same period of 2010. The decrease of gross profit as percentage of revenue was mainly due to the business expansion in the ITS market which included more hardware components and outsourcing of certain portion of projects which has relatively lower-margin.

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

Our marketing expenses therefore were relatively low in comparison to our competitors who do not have a record of performance and brand recognition or well-established government contacts. In 2011, we have enhanced our marketing efforts by organizing various industry trade exhibitions and conferences in order to further promote our corporate image and brand recognition within the transportation information industry in China.

Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $1.17 million, or 36.84%, to $4.34 million for the year ended December 31, 2011, from $3.17 million in 2010. The increase of selling expenses was mainly attributable to our expanded operations and sales volume as well as the enhanced marketing activities for the year ended December 31, 2011.

Our general and administrative expenses were approximately $25.49 million (15.26% of total sales) and approximately $19.31 million (15.74% of total sales) for the years ended December 31, 2011 and 2010, respectively. The increase of administrative expenses was mainly attributable to increase in salary expense due to our expanded operations and sales volume which resulted in an expansion of our management team at different corporate levels. Our management headcount increased to 191 from 102 and salary increased from $4.90 million to $10.70 million, for the year ended December 31, 2011, comparing to the same period of 2010.

Income Taxes. For the year ended December 31, 2011, we recognized income tax expense of $1.96 million and effective tax rate of 10.16% while in 2010, we recognized an income tax expense of $2.07 million and effective tax rate of 9.81% . The slight decrease in the income tax expense mainly resulted from slightly lower income before taxes while the effective tax rate was about flat for the year ended December 31, 2011 comparing to the same period of 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents (excluding restricted cash) of approximately $45.03 million and restricted cash of approximately $3.56 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Fiscal Years Ended
	December 31,
	2011	2010
Net cash provided by operating activities	$3,237,474	$3,866,303
Net cash used in investing activities	(8,011,473)	(4,073,547)
Net cash provided by financing activities	4,266,428	15,389,585
Net cash inflow	1,116,040	16,516,177

Operating Activities:

Net cash provided by operating activities was approximately $3.24 million in fiscal year ended December 31, 2011, which was a decrease of approximately $0.63 million from approximately $3.87 million net cash provided by operating activities in fiscal year ended December 31, 2010. Such decrease of net cash provided by operating activities was primarily due to a decrease of net income of $1.5 million, adjusted for the negative impact derived from an increase in gain on equity investments in affiliates of $1.2 million, a decrease in accounts payables of $14.3 million, a decrease in accrued liabilities and other current liabilities of $6.9 million, partially offset by the positive impact derived from increase in net billings, that is, the difference between cost and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts, of $2.3 million, an increase of repaid expenses and other current assets of $22.5 million, an increase in noncontrolling interests of $0.9 million, an increase in depreciation and amortization expenses of $0.6 million, for the year ended December 31, 2011 as compared to the same period of 2010.

Investing Activities

Our main uses of cash for investing activities are payments relating to the acquisitions of property and equipment, such as machinery and equipment, transportation equipment for our operation, and intangible assets for further research and development.

Net cash used in investing activities was approximately $8.01 million in fiscal year 2011, an increase of $3.94 million from the $4.07 million net cash used in investing activities in fiscal year 2010. Such increase of net cash used in investing activities was primarily attributable to a down payment of acquiring land use rights of $3.6 million in 2011.

Financing Activities

Net cash provided by financing activities for the fiscal year ended December 31, 2011 was approximately $4.27 million, while in the same period of 2010 we had approximately $15.39 million of net cash provided by financing activities. Such change was mainly attributable to the capital contribution of $10 million by SAIF, one of the Company’s shareholders in 2010 while we did not have such kind of financing activities in 2011.

Financing Agreements

On November 29, 2010, Beijing Transwiseway entered into a short-term loan agreement with Zhongguancun Haidianyuan Branch of Bank of Beijing Co., Ltd. ("Haidianyuan Branch"), pursuant to which Haidianyuan Branch agreed to loan Beijing Transwiseway a sum of RMB 30 million (approximately $4.72 million). The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the date of the first withdrawal of the principal, with the interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but may be renewed upon the written consent by Haidianyuan Branch. Under the terms of the loan agreement, Beijing Transwiseway is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Haidianyuan Branch may demand immediate repayment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, material breach of representations and warranties by Beijing Transwiseway, and certain events of liquidation or bankruptcy. By the end of December 31, 2011, a principal amount of RMB 30 million (approximately $4.72 million) was paid off.

On December 22, 2011, Beijing Transwiseway entered into another short-term loan agreement with Haidianyuan Branch, pursuant to which Haidianyuan Branch agreed to loan Beijing Transwiseway a sum of RMB 30 million (approximately $4.72 million). On December 23, 2011, the first withdrawal of RMB 9.50 million (approximately $1.50 million) was completed. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the date of the first withdrawal of the principal, with the interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but may be renewed upon the written consent by Haidianyuan Branch. Under the terms of the loan agreement, Beijing Transwiseway is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Haidianyuan Branch may demand immediate repayment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, material breach of representations and warranties by Beijing Transwiseway, and certain events of liquidation or bankruptcy. As of December 31, 2011, a principal amount of approximately $1.50 million was outstanding.

On January 19, 2011, PKU entered into a short-term loan agreement with Bank of Communications, Jiuxianqiao Branch (“Bank of Communications”), pursuant to which Bank of Communications has agreed to loan PKU a sum of RMB 20 million (approximately $3.15 million) for working capital use. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the actual launch day, with the interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal. As of December 31, 2011, a principal amount of approximately $3.15 million was outstanding. This loan was paid off in January 2012.

On May 25, May 30 and June 15, 2011, PKU entered into three short-term loan agreements with Bank of Beijing, Zhongguancun Branch (“Zhongguancun Branch”), pursuant to which Zhongguancun Branch agreed to loan PKU an aggregate of RMB 25 million (approximately $3.94 million) as working capital. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the first withdrawal date, with the interest to be paid on a quarterly basis. The loan expires within 12 months of the date of the first withdrawal but may be renewed upon receipt of written consent from Zhongguancun Branch. Under the terms of the loan agreements, PKU is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Zhongguancun Branch may demand immediate repayment of the principal and accrued interests upon the occurrence of an event of default that includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy. On December 31, 2011, a principal amount of RMB 5.0 million (approximately$0.79 million) was paid off and a principal amount of approximately $3.15 million was outstanding.

Future Capital Requirements

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In addition, because substantially all of our revenues are generated from our indirect PRC subsidiary, Oriental Intra-Asia, after it receives payments from our VIEs under various services and other arrangements, the ability of Oriental Intra-Asia to make dividends and other payments to us is subject to the PRC dividend restrictions. Current PRC law permits payments of dividend by Oriental Intra-Asia only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Oriental Intra-Asia is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of Oriental Intra-Asia’s registered capital. Allocations to the statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As a result, if our existing cash and amount available under existing bank loans are insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow additional funds from lending institutions. We can make no assurances that such financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Contractual Obligation and Capital Commitments

On April 15, 2011, the Group Company entered into a Land Development Compensation Framework Agreement (the “Framework Agreement”) with Beijing Strong Science Park Development Co., Ltd. ("Beijing Strong"), pursuant to which Beijing Strong agreed to complete the development of the land block with a site area of 48,900 square meters, located at Zhongguancun Innovation Park (the “C6-04 Land”) within one year after the date of the Framework Agreement. In exchange, the Group Company agreed to pay an aggregate of RMB 117,360,000 (approximately $18,000,000) to Beijing Strong, among which RMB 23,472,000 (approximately $3,700,000) must be paid on or before April 25, 2011. The Group Company intends to construct office buildings on the C6-04 Land for its own and its subsidiaries’ use to reduce its rental expenses over the long term. As of December 31, 2011, the Group Company has paid RMB 23,472,000 (approximately$3,700,000).

We have entered into a lease agreement to lease office spaces at the 8th and 9th floors of Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing China. Pursuant to this lease, we have the right to use the office space of 5,311 square meters in the Vision Building since November 1, 2009. We pay a monthly rent (including a monthly property management fee of RMB 258,460) of RMB 605,765 (approximately $88,800) for this facility. We are entitled for one free month rental of RMB 476,535 (approximately $69,855) per year. This lease expires on October 31, 2012. We expect that we will be able to 48 renew the lease on similar terms prior to its expiration. UNISITS, one of the Company’s VIEs, has also entered a lease agreement to lease office spaces at the 12th floor of Vision Building. Pursuant to this lease, UNISITS has the right to use the office space of 1,175.22 square meters in the Vision Building since February 15, 2010. UNISITS pays a monthly rent (including a monthly property management fee of RMB 28,597) of RMB 142,985 (approximately $20,935) for this facility. UNISITS is entitled to a two-month free rental of RMB 228,776 (approximately $33,496) for the first two months. This lease expires on February 28, 2013.

The aggregate future minimum payments under these lease agreements over one year are as follows:

	Less than 1 Year	1-3 Years
Short-term debt,	8,085,666
Operating leases	1,563,279	170,166
Total	9,648,945	170,166

Effects of Inflation

Inflation and changing prices have not had a material effect on our business in 2011. However, our management will closely monitor the price change and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

Our material off-balance sheet arrangements are operating lease and obligations to pay for the acquisition of land use right . We excluded these items from the balance sheet in accordance with generally accepted accounting principles in the United States of America. Operating lease commitments consist principally of leases for our headquarter offices. These leases frequently include options which permit us to extend the terms beyond the initial fixed lease term. With respect to most of those leases, we intend to renegotiate those leases as they expire.

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Oriental Intra-Asia Entertainment (Asia Pacific) Limited, China TransInfo Technology Limited and Cabowise, its indirectly owned subsidiaries Oriental Intra-Asia, and the Company’s VIEs, including the Group Company, PKU, Beijing Tian Hao, Beijing Zhangcheng Science, Zhangcheng Media, Beijing Transwiseway, Shanghai Yootu, and UNISITS. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

On February 3, 2009, the Company, through its indirect Chinese subsidiaries, Oriental Intra-Asia and PKU, entered into a series of equity transfer agreements with the Group Company, a company incorporated under Chinese law, pursuant to which the Company transferred all of its indirect equity interests in PKU and PKU's subsidiaries to the Group Company. The main purpose of this restructuring is to allow the Company to engage in online services, taxi advertising, and security and surveillance related business in China in which companies with foreign ownership, like the Company and its subsidiaries, are either prohibited or restricted from operating under the current applicable Chinese laws and regulations. Through the contractual or variable interest entity, or VIE, arrangements, the Company maintains substantial control over the VIEs’ daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of the VIEs, the Company is entitled to consolidate the financial results of the VIEs in its own consolidated financial statements under ACS 810.

The consolidated financial statements include the accounts of VIE and VIE’s majority owned subsidiaries, which approximates 25% to 70% is owned by noncontrolling interests. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

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

Accounts Receivable—Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. As of December 31,2011 and 2010, the allowance for doubtful accounts were $169,060 and $92,749, respectively, and the bad expenses totaled $76,311 and $54,540 for the year ended December 31, 2011 and 2010, respectively.

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

Useful Lives (Years)
Automobiles	10
Machinery and equipments	4 -5
Furniture and fixtures	5
Leasehold improvement	10

Maintenance and repairs are charged directly to expense as incurred, whereas improvements and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as a line item after operating income (loss).

Construction in progress is stated at cost. The cost accumulation process starts when the construction project is set-up and ends when the project is put into service and all regulatory permits and approvals are received.

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

Intangible asset capitalized

For the years ended 2011 and 2010, the intangible asset capitalized but not yet amortized were $4,072,241 and $1,510,823, respectively.

Purchased assets from third parties for further research and development

The Company purchased software from third parties for further research and development for total cash consideration of $47,220 and $986,050 for the years ended 2011 and 2010, respectively.

Intangible asset capitalized through internal R&D or through acquisition and amortized

For the years ended December 31, 2011 and 2010, the intangible asset capitalized through internal R&D or through acquisition and amortized were $3,965,763 and $4,000,047, respectively, and the amortization expenses for these assets were $350,303 and $211,237, respectively.

The company completed the annual impairment testing for intangible assets during the twelve months ended December 31, 2011 and 2010, and the Company determined that there was no impairment in any of these years. The Company performs its annual impairment test as of the last day of the fiscal year. These impairment tests must be performed more frequently if there are triggering events.

Revenue Recognition—The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

The Company’s revenue of service fees are primarily fixed price contracts. Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion within the scope of ASC 605 and is consistently applied for all fixed price contracts. Such contracts include services provided for software development projects, IT outsourcing and solutions, system integration, and network integration services at fixed price arrangements with its customers. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. The company did not incur any deferred costs for the years ended December 31, 2011 and 2010. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Any advance payments received from its customers prior to recognition of revenue is classified as a current liability as billings in excess of costs and estimated earnings on uncompleted contracts.

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

Research and Development—Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for the commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated useful lives of the products. As of December 31, 2011 and 2010, research and development expenses were capitalized in the amount of $6,770,408 and $4,776,643, respectively, and were included in intangible assets in the Company's consolidated balance sheet. All other research and development costs are expensed as incurred. Gross research and development expenses for new product development and improvements of existing products by the Company incurred for the years ended December 31, 2011 and 2010 were $11,266,438 and $8,068,904, respectively.

Employee Benefit—We pay our sales staff a combination of salaries, sales commissions and bonuses. We pay salaries to all other employees, which are supplemented by periodic cash bonuses that are generally related to performance. We also contribute to social security for our employees in a monthly basis, which includes pension, medical insurance, unemployment insurance, occupational injury insurance and housing provision funds in accordance with PRC regulations. Our compensation and benefit packages are competitive in the industry. Our employees are not represented by any collective bargaining agreement and we have never experienced strike or similar work stoppage. We consider our relations with our employees to be good.

We invest significant resources in the training and development of our employees. We require our employees to take part in our various internal training programs. These programs are helpful to ensure that entry-level employees acquire the necessary skills to carry out their duties. The programs are also available to other employees in order for them to maintain and improve skill-sets. In addition to trainings on technical skills and development, we also provide training programs that cover topics ranging from our client service, market promotion, and financial management, etc.

As of the year 2011 and 2010, we paid an aggregate of $13,343,952 and $8,561,023 to employees, respectively.

Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with ASC topic 718, Compensation – Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment), which requires the application of a fair-value-based measurement method in accounting for share-based payment transactions with employees. During 2011 and 2010, we granted stock options as part of our key performer stock-based compensation program. The vesting of stock option grants may be based on time, performance, market conditions, or a combination of performance and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

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

We estimate forfeiture rates at the time awards are made based on historical and estimated future turnover rates and apply these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. During 2011, forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2011, our annualized estimated forfeiture rates were 0% for non-employee director awards and 20-27% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

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

Statutory surplus reserve— In accordance with PRC Company Law, the Company is required to appropriate at least 10% of the profit arrived at for each year to the statutory surplus reserve. Appropriation to the statutory surplus reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory surplus reserve. Appropriation to the statutory surplus reserve must be made before distribution of dividends to owners. The appropriation is required until the statutory surplus reserve reaches 50% of the registered capital. This statutory surplus reserve is not distributable in the form of cash dividends but only on liquidation. It can be used to make good of previous losses, if any, and may be utilized for business expansion or converted into capital by increasing registered capital to existing equity owners in proportion to their equity holding, provided that remaining reserve balance after such conversion is not less than 25% of the registered capital.

As of December 31, 2011and 2010, the accumulated balance of our statutory surplus reserve amounted to $6,808,024 and $5,235,370, respectively. The appropriation to the statutory surplus reserve for the year ended December 31, 2011 and 2011 were $1,233,969 and $1,171,317, respectively.

Government Subsidies—The Company’s subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense or interest expenses. Unearned government subsidies received are deferred and amortized over the life of the designated project. For the year ended December 31, 2011 and 2011, the Company recognized an amount of $4,792,137 and $1,574,928 in government subsidies, respectively.

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

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the years ended December 31, 2011 and 2010, bad debt expenses totaled $76,311 and $54,540, respectively.

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

	Average Rate for the year
December 31,	2011	2010
Renminbi (RMB)	1.00	1.00
United States dollar ($)	0.15496	0.14794

	Exchange Rate at
December 31,	2011	2010
Renminbi (RMB)	1.00	1.00
United States dollar ($)	0.1574	0.1517

Comprehensive Income—Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity.

Fair Value Measurements—Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurement and Disclosures, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820, Fair Value Measurements and Disclosures, to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results. The following table presents information about the Company’s assets and liabilities that are measure at fair value on recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (adjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Financial assets at fair value as of December 31, 2011:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$45,032,637	$45,032,637	$-	$-
Restricted cash	3,560,246	3,560,246	-	-
Total	$48,592,883	$48,592,883	$-	$-

Financial assets at fair value as of December 31, 2010:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$43,916,597	$43,916,597	$-	$-
Restricted cash	3,131,660	3,131,660	-	-
Total	$47,048,257	$47,048,257	$-	$-

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a significant impact on the Company’s consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-5, “Comprehensive Income” and ASU 2011-12, “Comprehensive Income” require entities to elect the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued an amendment to ASC 350, Intangibles-Goodwill and Other, which simplifies how entities test goodwill for impairment. Under the amendment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test for goodwill is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 of the ASC. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9 of the ASC. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the impact of adopting this amendment, but it is not expected to have a material impact on the financial statements.

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

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this annual report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Shudong Xia	39	Chairman, CEO, President and Secretary
Zhibin Lai	38	Vice President
Zhiping Zhang	42	Vice President of Research and Development
Danxia Huang	39	Vice President of Operations, Treasurer and Director
Shan Qu	43	Vice President
Rong Zhang	51	Chief Financial Officer
Walter Teh Ming Kwauk	59	Director
Zhongsu Chen	48	Director
Dan Liu	70	Director
Brandon Ho-Ping Lin	40	Director
Xingming Zhang	39	Director

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

SHAN QU. Mr. Qu became our Vice President on January 26, 2011. Mr. Qu has served as the General Manager of UNISITS since November 2002. From September 1995 to November 2002, he served as the general manager in the intelligent transportation and engineering control department of Tsinghua Unisplendour Corporation Limited., a company engaged in the business of transportation. Mr. Qu is an associate professor and senior engineer at Tsinghua University. He holds an MBA from Business School of Economics and Management of Tsinghua University and a Bachelor of Science in electrical appliance from Shenyang University of Technology.

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

WALTER TEH-MING KWAUK. Mr. Kwauk has been our director since December 12, 2011. Mr. Kwauk is a vice president of Motorola Solutions, Inc. ("Motorola") and its director of corporate strategic finance and tax, Asia Pacific. He joined Motorola in January 2003 after 25 years of professional services with KPMG in Vancouver, Hong Kong, Beijing and Shanghai. Between 1987 and 2002, Mr. Kwauk held a number of senior positions in KPMG, including general manager of KPMG’s joint accounting firm, managing partner in KPMG’s Shanghai office and partner in KPMG’s Hong Kong office. Mr. Kwauk is also an independent non-executive director of Alibaba.com Limited. Mr. Kwauk is a member of the Hong Kong Institute of Certified Public Accountants. He holds a Bachelor’s degree in Science and a Licentiate’s degree in Accounting from University of British Columbia.

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

BRANDON HO-PING LIN. Mr. Lin has been our director since September 28, 2008. Mr. Lin is a partner at SAIF Partners, which is one of the largest and most successful growth venture capital funds focused on China. Prior to joining SAIF Partners in 2001, Mr. Lin was a Vice President in investment banking with Credit Suisse/Donaldson, Lufkin & Jenrette (DLJ) in New York from 1997 to 2001 where he executed mergers & acquisitions, high yield debt and initial public offering transactions for leveraged buy-outs and technology companies. From 1994 to 1997, Mr. Lin worked as an associate with Sullivan & Cromwell LLP. Mr. Lin is also a director of several SAIF Partners’ portfolio companies, which include NVC Lighting Holding Limited, Jiangxi Runtian Beverage LLC and Best Elite International Limited. Mr. Lin holds a Bachelor’s degree in Economics from Stanford University and a Juris Doctor degree from Harvard Law School.

XINGMING ZHANG. Mr. Zhang has been our director since June 11, 2010. Mr. Zhang has severed as an executive director of investment banking in Guotai Junan Securities Co., Ltd., ("Guotai"), one of the largest investment banking and securities companies in China, since March 2009. Mr. Zhang is mainly in charge of the investment banking services of Guotai in the transportation industry including financing, IPO, restructuring and M&A. From May 2006 to March 2009, Mr. Zhang worked as the executive director of Antaeus Capital Inc.’s China office, which is a full service securities brokerage and investment banking firm. From 2003 to 2006, he worked as General Manager of the Investment Department of China Landgent Group, a company engaged in the business of real estate development and education industry. Mr. Zhang holds a Bachelor’s degree in material science from Tsinghua University and a Master’s degree in economics and management from Tsinghua University. Mr. Zhang is a qualified securities practitioner and a charted representative of underwriters in China.

In connection with the private placement transaction consummated on July 17, 2008, we and our two major shareholders, Karmen Investment Holdings Limited and Leguna Verde Investments Limited (the “Major Shareholders”), entered into a voting agreement (the “Voting Agreement”) with SAIF Partners III L.P. (“SAIF”), pursuant to which, among other things, SAIF and the Major Shareholders agreed, during the term of the Voting Agreement, to vote, or cause to be voted, all shares owned by them, to ensure that Mr. Lin will be elected as a director of the Company. This Voting Agreement continues in effect until SAIF beneficially owns fewer than 50% of the number of shares of Common Stock purchased in connection with the private placement transaction.

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

Board Composition and Committees

The Company is governed by the Board that currently consists of seven members: Shudong Xia, Danxia Huang, Walter Teh-Ming Kwauk, Zhongsu Chen, Dan Liu, Brandon Ho-Ping Lin and Xingming Zhang. Since May 2008, the Board has established three Committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee is comprised entirely of our independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the committees which is available on the Company’s website www.chinatransinfo.com. Printed copies of each of our committee charters may be obtained, without charge, by contacting the Corporate Secretary, China TransInfo Technology Corp., 9th Floor, Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing, China 100191.

Audit Committee

Our Audit Committee consists of three members: Walter Teh-Ming Kwauk, Zhongsu Chen and Dan Liu. Mr. Kwauk is the Chair of the Audit Committee. Each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for audit committee membership and is an “independent director” within the meaning of applicable NASDAQ listing standards. Each Audit Committee member meets NASDAQ’s financial literacy requirements, and the Board has further determined that Mr. Kwauk (i) is “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC, and (ii) also meet NASDAQ’s financial sophistication requirements.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2011 fiscal year.

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

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2011 and 2010: Shudong Xia, our Chief Executive Officer, President and Chairman, Rong Zhang, our current Chief Financial Officer and Zhihai Mao, who was our Chief Financial Officer between January 1, 2008 and October 31, 2010. No other executive officers received total compensation in excess of $100,000 in either fiscal year.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensations	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Shudong Xia CEO, President and Chairman	2011	38,351		-	-		38,351
	2010	16,364	6,694	-	-	-	23,058
Rong Zhang Chief Financial Officer	2011	114,372		-	207,142(1)		321,514
	2010	-	-	-	-	-	-
Zhihai Mao Former Chief Financial Officer	2011	-	-(1)	-	-	-	-
	2010	91,508	-(1)	137,259(2)	-	-	228,767

(1)

The amounts in this column reflect the aggregate grant date fair values of Stock Option, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by Mr. Zhang. Assumptions used in the calculation of these values are included in Note 11 to our audited financial statements included in this annual report.

(2)

The amounts in this column reflect the aggregate grant date fair values of Restricted Stock, calculated in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by Mr. Mao. Assumptions used in the calculation of these values are included in Note 11 to our audited financial statements included in this annual report. On October 31, 2010, Mr. Mao resigned from the CFO position.

Additional Narrative Disclosure

The Group Company has employment agreements with the following executive officers:

SHUDONG XIA, our CEO, Secretary and President’s employment agreement became effective as of January 1, 2006 and expired on December 31, 2007. On the same date, Mr. Xia's employment agreement was renewed for a two-year term ended December 31, 2009. On July 10, 2009, Mr. Xia entered into a new employment agreement with a five-year term ending July 9, 2014. Mr. Xia is receiving RMB 9,000 per month (approximately $1,297) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration. Mr. Xia’s annual salary was subsequently increased to up to $123,968 as approved by the Compensation Committee of the Board of Director.

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

DANXIA HUANG, our Vice President of Operations’ labor contract became effective January 1, 2006 and expired on December 31, 2007. On the same date, Ms. Huang's employment agreement was renewed for a two-year term ended December 31, 2009. On July 10, 2009, Ms. Huang entered into a new employment agreement with a five-year term ending July 9, 2014. Ms. Huang is receiving RMB 8,000 per month (approximately $1,153) under the agreement. We expect that this agreement will be automatically renewed by the parties upon its expiration. Ms. Huang’s annual salary was subsequently increased to up to $123,968 as approved by the Compensation Committee of the Board of Director.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding as of December 31, 2011 for Mr. Rong Zhang, the CFO of the Company. No other named executive officers received unexercised options, stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2011.

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Rong Zhang	94,669	410,232	0	4.85	January

Compensation of Directors

The following table sets forth information concerning all compensation paid to our directors for services rendered in all capacities for the year ended December 31, 2011.

	Fees Earned or		Option Awards
Name	Paid in Cash ($)		($)		Total($)
Shudong Xia	38,351	(1)	-		38,351
Danxia Huang	38,351	(2)	-		38,351
Walter Teh Ming Kwauk	-		1,358	(3)	1,358
Zhongsu Chen	15,110		9,749	(4)	24,859
Dan Liu	20,000		-		20,000
Brandon Ho-Ping Lin	18,000		6,408	(4)	24,408
Xingming Zhang	9,444		22,356	(4)	31,800
Jay Trien(5)	30,000		9,749		39,749

(1)

Mr. Xia does not receive additional compensation for his service as our director. The compensation disclosed herein is his compensation for serving as our CEO and President as disclosed in the Summary Compensation Table above.

(2)	Reflects the compensation Ms. Huang receives as the Vice President of the Company. She receives no additional compensation for her services as a director of the Company.
(3)	Mr. Kwauk became our director on December 12, 2011. The compensation disclosed herein is his compensation for serving as our director from December 12, 2011 to December 31, 2011.
(4)

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

(5)

Mr. Jay Trien did not stand for re-election to the Board at our 2011 Annual Meeting of Stockholders held on December 12, 2011. The compensation disclosed herein is his compensation for serving as our director from January 1, 2011 to December 12, 2011.

On May 1, 2008, we entered into separate agreements with Messrs Jay Trien, Zhongsu Chen and Dan Liu. Under the terms of the agreements, we agreed to pay Mr. Trien an annual fee of $30,000, Dr. Chen an annual fee of RMB 96,000 (approximately $14,056) and Mr. Liu an annual fee of $20,000, as compensation for the services to be provided by them as independent directors, and as chairpersons of various board committees, as applicable. On May 1, 2008, we also entered into separate stock option agreements with each of Mr. Trien and Dr. Chen. Under the terms of the stock option agreements, we granted a stock option to each of Mr. Trien and Dr. Chen for the purchase of 30,000 shares of common stock of the Company at an exercise price equal to the closing price as reported on the OTC Bulletin Board on the grant date of the option. The options vested in equal installments on a quarterly basis over a three-year period. For Mr. Trien, the first installment of 2,500 shares vested immediately on the grant date of May 1, 2008. Mr. Trien’s compensation was greater because he had greater responsibilities as the Audit Committee Chair.

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

On December 13, 2011, the Company entered into an independent director contract with Mr. Walter Teh-Ming Kwauk. Under the terms of the contract, the Company agreed to pay Mr. Kwauk an annual fee of RMB190,080 (approximately $30,000), as compensation for the services to be provided by Mr. Kwauk as a director of the Company and the Chair of the Audit Committee. The Company also entered into a stock option agreement with Mr. Kwauk, under which the Company agreed to grant a stock option to Mr. Kwauk for the purchase of 30,000 shares of common stock of the Company at an exercise price of $3.62. The options vest in equal installments on a quarterly basis over a three-year period.

We also reimburse our directors for reasonable travel expenses related to attendance at board and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of China TransInfo Technology Corp., 9th Floor, Vision Building, No. 39 Xueyuanlu, Haidian District, Beijing, China 100191.

Name & Address of Beneficial Owner	Office, if Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Shudong Xia	Chief Executive Officer, President, and Chairman	Common Stock, $0.001 par value	7,037,077 (3)	27.85%
Rong Zhang	Chief Financial Officer	Common Stock $0.001 par value	157,781	*
Danxia Huang	Vice President of Operations, Treasurer and Director	Common Stock $0.001 par value	509,896	2.02%
Zhibin Lai	Vice President	Common Stock $0.001 par value	634,378	2.51%
Zhiping Zhang	Vice President of Research and Development	Common Stock $0.001 par value	628,088	2.49%
Shan Qu	Vice President	Common Stock $0.001 par value	75,000	*
Walter Teh-Ming Kwauk	Director	Common Stock $0.001 par value	2,500	*
Zhongsu Chen	Director	Common Stock $0.001 par value	30,000	*
Dan Liu	Director	Common Stock $0.001 par value	0	*
Brandon Ho-Ping Lin	Director	Common Stock $0.001 par value	30,000	*
Xingming Zhang	Director	Common Stock $0.001 par value	17,500	*
All officers and directors as a group (11 persons named above)		Common Stock $0.001 par value	9,122,220	35.94%
5% Securities Holder
Leguna Verde Investments, Ltd. P.O. Box 3444 Road Town, Tortola British Virgin Islands		Common Stock $0.001 par value	1,275,218(4)	5.05%
Karmen Investment Holdings, Ltd P.O. Box 3444 Road Town, Tortola British Virgin Islands		Common Stock $0.001 par value	6,005,242(3)	23.76%
SAIF Partners III L.P. #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		Common Stock $0.001 par value	4,151,152 (5)	16.43%
Andrew Y. Yan #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		Common Stock $0.001 par value	4,151,152 (5)	16.43%
Total Shares Owned by Persons Named above:		Common Stock $0.001 par value	14,548,590	56.87%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the ordinary shares.

(2)

A total of 25,270,069 shares of Common Stock as of March 28, 2012 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Includes 6,005,242 shares of Common Stock owned by Karmen Investment Holdings Ltd., which is wholly-owned by East Action Investment Holdings Ltd. of which Shudong Xia is a 68% shareholder. Mr. Xia may be deemed to be a beneficial owner of the shares held by Karmen Investment Holdings Ltd.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 29, 2009, our stockholders approved China TransInfo Technology Corp. 2009 Equity Incentive Plan (the "Plan") at the Company’s 2009 Annual Meeting of Stockholders, whereby we are authorized to issue shares of our common stock to certain employees, consultants and directors. The maximum aggregate number of shares of our common stock that may be issued under the Plan is 3,000,000 shares. The following table includes the information as of the end of fiscal year 2011 for each category of our equity compensation plan:

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation
	restricted stock,	restricted stock,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,870,801 (1)	$6.2	991,699
Equity compensation plans not approved by security holders	-	-	-
Total	1,870,801	$6.2	991,699

(1)

Pursuant to a stock option repricing under the Plan, on June 1, 2009, we cancelled all of the outstanding stock options with an exercise price of $6.5 that the Company granted to certain of its directors to purchase an aggregate of 90,000 shares of our common stock and replaced with the same amount of stock options with an exercise price of $5.09. Because our former director, Mr. Trien did not stand for reelection at our 2011 annual shareholder meeting held on December 12, 2011, his vested but unexercised options to acquire 30,000 shares of our common stock were forfeited on March 12, 2012. We also granted to our employee, Fan Zhou a stock option with an exercise of $5.09 to purchase 30,000 shares of our commons stock pursuant to the Plan. On November 3, 2009, pursuant to the Plan, we granted to our certain employees stock options with an exercise of $7.69 to purchase an aggregate of 1,791,600 shares of our common stock, among which options to purchase 905,700 shares of our common stock have been forfeited due to employees turnover and employees’ failure to meet their performance target. On June 14, 2010, pursuant to the Plan, we granted to Xingming Zhang stock options with an exercise of $6.03 to purchase an aggregate of 30,000 shares of our common stock. On December 13, 2011, we also granted a stock option to Mr. Kwauk for the purchase of 30,000 shares of our common stock at an exercise price of $3.62.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2011 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On September 8, 2009, Mr. Shudong Xia, Chairman and Chief Executive Officer of the Company, executed an agreement to acquire a 35.17% equity interest in UNISITS from Unisplendour Corporation Limited (“Unisplendour”), with a cash payment of RMB 44.4 million (approximately $6.53 million). Subsequently, on September 8, 2009, the Group Company entered into an option agreement with Mr. Xia, under which Mr. Xia granted to the Group Company a perpetual option to acquire all of Mr. Xia's equity interest in UNISITS for RMB 44.4 million (approximately $6.53 million), which is the exercise price. The exercise price of the option was prepaid upon the granting of the option. Concurrently, the Group Company acquired from Mr. Xia the rights to his share of all future UNISITS dividends or other distributions. Mr. Xia pledged his equity interest in UNISITS to the Group Company for five years. The Group Company expects to exercise the option and take title to the equity interest now held by Mr. Xia upon the expiration of the five-year term of the pledge agreement when the option first becomes exercisable.

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

Director Independence

Walter Teh-Ming Kwauk, Zhongsu Chen, Dan Liu, Brandon Ho-Ping Lin and Xingming Zhang each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of Listing Rules of The Nasdaq Stock Market, Inc. Our board of directors currently has three standing committees which perform various duties on behalf of and report to the board of directors: (i) Audit Committee, (ii) Compensation Committee and (iii) Governance and Nominating Committee. Each of the three standing committees is solely comprised of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following table sets forth the aggregate fees billed to us by BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China”) for fiscal years 2011 and 2010:

	2011	2010

Audit fees(1)	$253,018	$0
Audit-related fees(2)	6,744	0
Tax fees(3)	0	0
All other fees(4)	0	0
Total	259,762	0

The following table sets forth the aggregate fees billed to us by BDO China Dahua CPA Co., Ltd. (formerly known as BDO China Li Xin Da Hua CPA Co., Ltd.) (“BDO Dahua”) for fiscal years 2011 and 2010:

	2011	2010

Audit fees(1)	$45,000	$250,000
Audit-related fees(2)	9,715	31,277
Tax fees(3)	0	0
All other fees(4)	0	0
Total	54,715	281,277

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

As we disclosed in our current report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on July 7, 2011, we dismissed BDO Dahua as our independent registered public accounting firm on June 30, 2011. The decision to change our principal accountants was made by the Audit Committee. On June 30, 2011, the Audit Committee engaged BDO China as our new independent registered public accounting firm.

BDO Dahua’s reports on our financial statements as of and for the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended December 31, 2010 and 2009 and during the subsequent interim period through June 30, 2011, there were (1) no disagreements with BDO Dahua on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO Dahua, would have caused BDO Dahua to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

We have requested and received from BDO Dahua a letter, dated July 7, 2011, addressed to the SEC stating whether or not BDO Dahua agrees with the above statements. A copy of this letter was attached as Exhibit 16.1 to the Company’s Form 8-K filed on July 7, 2011.

During the Company’s fiscal years ended December 31, 2010 and 2009 and through the subsequent interim period to June 30, 2011, the Company did not consult BDO China with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company or oral advice was provided that BDO China concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Audit Committee pre-approved the audit services performed by BDO China for our consolidated financial statements as of and for the year ended December 31, 2011. Our Audit Committee delegated its pre-approval authority regarding the non-audited services to its Chair. There were no non-audit services performed by BDO China for the year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on December 19, 2003 [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 10-KSB filed on March 31, 2005].

3.2	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on August 20, 2007. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 23, 2007].

3.3	Amended and Restated Bylaws of China TransInfo Technology Corp., adopted May 1, 2008. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 6, 2008].

4.1	Common Stock Purchase Warrant issued to Antaeus Capital, Inc., dated May 14, 2007 [Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 14, 2007].

10.1	Standard Contracts with Employees - Labor Contract between employees and Beijing Jinzhengdong Human Resources Consultant Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.2	Labor Contract between Xia Shudong and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K filed on May 14, 2007].†

10.3	Labor Contract between Huang Danxia and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on May 14, 2007].†

10.4	Labor Contract between Lai Zhibin and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.23 to the registrant’s current report on Form 8-K filed on May 14, 2007].†

10.5	Labor Contract between Zhang Zhiping and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K filed on May 14, 2007].†

10.6	China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 6, 2008].†

10.7	China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 6, 2008].†

10.8	Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 6, 2008].†

10.9	Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 6, 2008].†

10.10	Equity Transfer Agreement, dated May 22, 2008, by and among Beijing Marine Communication & Navigation Company, China TranWiseway Information Technology Co., Ltd. and Beijing PKU Chinafront High Technology Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 29, 2008].

10.11	Voting Agreement, by among China TransInfo Technology Corp., Karmen Investment Holdings Limited, Leguna Verde Investments Limited and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 18, 2008].

10.12	Cooperation Agreement, dated August 6, 2006, between Beijing PKU Chinafront Technology Co., Ltd. and Earth and Space College, Peking University. [Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.13	Loan Agreement, dated June 17, 2008, by and between China TransInfo Technology Corp. and Beijing Bank, Youyi Branch. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2008].

10.14	China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 2, 2008].+

10.15	Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 2, 2008].+

10.16	Exclusive Technical Development and Consulting Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.17	Equity Pledge Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.18	Option Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.19	Power of Attorney, signed by Shudong Xia, dated February 3, 2009. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.20	Power of Attorney, signed by Zhiping Zhang, dated February 3, 2009. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.21	Power of Attorney, signed by Zhibin Lai, dated February 3, 2009. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.22	Power of Attorney, signed by Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.23	Operating Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.24	English Translation of Equity Transfer Agreement, by and between Shudong Xia and Unisplendour Corporation Limited, dated September 8, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 14, 2009].

10.25	Option Agreement, by and between Shudong Xia and China TransInfo Technology Group Co., Ltd., dated September 8, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on September 14, 2009].

10.26	English Translation of the Short-term Loan Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and Huaxia Bank, Zhichunlu Branch, dated September 29, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

10.27	English Translation of Lease Agreement, by and between China TransInfo Technology Group Co., Ltd. and Beijing Weishi Hotel Management Co. Ltd., dated August 18, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

10.28	English Translation of Acting in Concert Agreement, by and among China TransInfo Technology Group Co., Ltd. and four individual directors of Beijing UNISITS Technology Co. Ltd., dated September 2009. [Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

10.29	English Translation of Equity Transfer Agreement, by and among the Group Company and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 26, 2010].

10.30	English Translation of Equity Transfer Agreement, by and among the Company, the Group Company, Shih Ming Holdings Limited and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 26, 2010].

10.31	English Translation of Equity Transfer Agreement, by and among the Company, the Group Company, Large Crown Holdings Limited and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 26, 2010].

10.32	China TransInfo Technology Corp. Independent Director Contract, dated as of June 14, 2010, by and between China TransInfo Technology Corp. and Xingming Zhang [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 17, 2010].†

10.33	Indemnification Agreement, dated as of June 14, 2010, by and between China TransInfo Technology Corp. and Xingming Zhang [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 17, 2010].+

10.34	China TransInfo Technology Corp. Stock Option Agreement, dated as of June 14, 2010, by and between China TransInfo Technology Corp. and Xingming Zhang [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on June 17, 2010].†

10.35	Loan Agreement, dated June 21, 2010, by and between Beijing PKU Chinafront High Technology Co. and Bank of Beijing, Zhongguancun Branch [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 25, 2010].

10.36	English Translation of Loan Agreement, dated November 29, 2010, by and between China TranWiseway Technology Co., Ltd. and Zhongguancun Haidianyuan Branch of Bank of Beijing Co., Ltd [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 3, 2010].

10.37	Employment Agreement by and between China TransInfo Technology Corp. and Roger (Rong) Zhang, dated December 21, 2010 [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 28, 2010].†

10.38	Stock Option Agreement by and between China TransInfo Technology Corp. and Rong Zhang, dated January 3, 2011 [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 7, 2011].†

10.39	Employment Agreement by and between China TransInfo Technology Corp. and Shan Qu, dated January 26, 2011. [Incorporated by reference to Exhibit 10.54 to the registrant’s annual report on Form 10-K filed on March 29, 2011]†

10.40	Stock Option Agreement by and between China TransInfo Technology Corp. and Shan Qu, dated January 26, 2011. [Incorporated by reference to Exhibit 10.55 to the registrant’s annual report on Form 10-K filed on March 29, 2011]†

10.41	English Translation of China TransInfo Technology Group Co., Ltd. C6-04 Land Development Compensation Framework Agreement, dated April 15, 2011, by and between China TransInfo Technology Group Co., Ltd. and Beijing Strong Science Park Development Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 21, 2011]

10.42	China TransInfo Technology Corp. Independent Director Contract, dated as of December 13, 2011, by and between China TransInfo Technology Corp. and Walter Teh Ming Kwauk. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 16, 2011] †

10.43	Indemnification Agreement, dated as of December 13, 2011, by and between China TransInfo Technology Corp. and Walter Teh Ming Kwauk. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on December 16, 2011] †

10.44	China TransInfo Technology Corp. Stock Option Agreement, dated as of December 13, 2011, by and between China TransInfo Technology Corp. and Walter Teh Ming Kwauk. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on December 16, 2011] †

21	Subsidiaries of the Company.*

23.1	Consent of BDO China Dahua CPA Co., Ltd, Independent Registered Public Accounting Firm.*

23.2	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.
† Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012

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

Signature	Title	Date

/s/ Shudong Xia	Chairperson, Chief Executive Officer, President and Secretary	March 30, 2012
Shudong Xia	(Principal Executive Officer)

/s/ Rong Zhang	Chief Financial Officer	March 30, 2012
Rong Zhang	(Principal Financial and Accounting Officer)

/s/ Danxia Huang	Vice President of Operations, Treasurer and Director	March 30, 2012
Danxia Huang

/s/ Zhibin Lai	Vice President	March 30, 2012
Zhibin Lai

/s/ Zhiping Zhang	Vice President of Research and Development	March 30, 2012
Zhiping Zhang

/s/ Shan Qu	Vice President	March 30, 2012
Shan Qu

/s/ Walter Teh-Ming Kwauk	Director	March 30, 2012
Walter Teh Ming Kwauk

/s/ Zhongsu Chen	Director	March 30, 2012
Zhongsu Chen

/s/ Dan Liu	Director	March 30, 2012
Dan Liu

/s/ Brandon Ho-Ping Lin	Director	March 30, 2012
Brandon Ho-Ping Lin

/s/ Xingming Zhang	Director	March 30, 2012
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

/s/ BDO China Dahua CPA Co., Ltd. (formerly known as BDO China Li Xin Da Hua CPA Co., Ltd.)

Shenzhen, P.R.C.
March 29, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
China TransInfo Technology Corp.
Beijing, P.R. China

We have audited the accompanying consolidated balance sheets of China TransInfo Technology Corp. as of December 31, 2011 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China TransInfo Technology Corp. at December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, P.R. China
March 30, 2012

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$45,032,637	$43,916,597
Restricted cash	3,560,246	3,131,660
Accounts receivable, net of allowance for doubtful accounts of $169,060 and $92,749, respectively	36,902,155	26,881,280
Inventories	5,993,121	1,079,221
Costs and estimated earnings in excess of billings on uncompleted contracts	42,917,900	38,626,089
Prepayments	8,828,290	18,551,801
Other receivables	15,636,967	10,632,452
Deferred tax assets	26,467	25,508
Total current assets	158,897,783	142,844,608

Long-term investments	10,638,712	8,760,692

Property and equipment, net	10,848,345	10,878,276

Long-term prepayment for land use right	3,694,493	-

Intangible assets, net	16,383,300	7,402,829

Goodwill	10,707,525	10,319,768

Other assets	337,258	319,679

Total assets	$211,507,416	$180,525,852

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$29,010,462	$32,296,459
Short-term borrowings from banks	7,791,300	13,728,850
Billings in excess of costs and estimated earnings on uncompleted contracts	12,760,278	14,080,475
Accrued liabilities and other current liabilities	12,043,530	8,988,180
Total current liabilities	61,605,570	69,093,964

Other long-term liability	-	200,699

Total liabilities	61,605,570	69,294,663

Commitments and contingencies

Stockholders' equity :
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized, 25,270,069 and 25,270,069 issued and outstanding, respectively	25,270	25,270
Additional paid-in capital	51,484,878	42,887,452
Retained earnings	61,384,633	47,417,481
Accumulated other comprehensive income	9,618,689	5,027,744

Total China TransInfo Technology Corp Stockholders' equity	122,513,470	95,357,947
Noncontrolling interests	27,388,376	15,873,242
Total stockholders' equity	149,901,846	111,231,189

Total liabilities and stockholders' equity	$211,507,416	$180,525,852

The accompany notes are an integral part of the financial statements

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Twelve Months Ended December, 31
	2011	2010

Net sales	$167,023,594	$122,727,958
Cost of sales	122,347,769	80,279,465
Gross profit	44,675,825	42,448,493
Total operating expenses	29,825,080	22,481,758
Income from operations	14,850,745	19,966,735
Non-operating income (expense):
Interest income	251,877	127,468
Interest expense	(832,811)	(470,711)
Subsidy income	4,792,137	1,574,928
Other income (expense), net	189,864	(54,443)
Total non-operating income	4,401,067	1,177,242
Income before income taxes, noncontrolling interests, and gain on equity investments in affiliates	19,251,812	21,143,977
Income taxes	1,955,760	2,074,187
Net income before non-controlling interests and gain on equity investments in affiliates net income	17,296,052	19,069,790
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	2,483,068	1,307,679
Net income before non-controlling interests	19,779,120	20,377,469
Non-controlling interests in net income of subsidiary	5,811,968	4,908,311
Net income	$13,967,152	$15,469,158
Weighted average number of shares of outstanding:
Basic	25,270,069	24,647,707
Diluted	25,273,236	24,683,208
Earnings per share -
Basic	$0.55	$0.63
Diluted	$0.55	$0.63
Comprehensive income
Net income including noncontrolling interest	$19,779,120	$20,377,469
Translation adjustments	4,590,945	2,912,698
Comprehensive income	$24,370,065	$23,290,167
Comprehensive income attributable to noncontrolling interest	$5,811,968	$4,908,311
Comprehensive income attributable to CTFO	$18,558,097	$18,381,856

The accompany notes are an integral part of the financial statements

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$13,967,152	$15,469,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncontrolling interests	5,811,968	4,908,311
Depreciation and amortization expenses	2,579,679	2,007,246
Stock-based compensation	1,090,827	1,160,016
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	(2,483,068)	(1,307,679)
Gain on disposal of portion equity of subsidiary to noncontroling interest	(41,041)	-
Dividends income	(26,780)	-
Loss (Gain) on disposal of property and equipment	24,984	(1,615)
Allowance for doubtful accounts	71,697	51,918
Deferred Income Tax	-	4,081
(Increase) Decrease in assets:
Restricted cash	(306,097)	(1,449,515)
Accounts receivable	(8,942,846)	(11,171,621)
Inventories	(4,797,803)	(566,109)
Prepaid expenses and other current assets	10,257,131	(12,215,219)
Other receivables	(4,815,425)	(3,224,644)
Cost and estimated earnings in excess of billings on uncompleted contracts	(2,796,436)	(3,528,851)
Other assets	44,938	564,805
(Decrease) Increase in liabilities:
Accounts payable	(3,658,735)	10,592,767
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,820,592)	(3,434,336)
Accrued liabilities and other current liabilities	(922,079)	6,007,590
Net cash provided by operating activities	$3,237,474	$3,866,303

The accompany notes are an integral part of the financial statements

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2011	2010
Cash flows from investing activities:
Proceeds from disposal of property and equipment	$54,303	$64,861
Purchases of property and equipment	(2,679,638)	(1,841,087)
Purchases of intangible assets	(2,064,112)	(2,933,180)
Payments for acquisition of companies	(890,989)	(260,966)
Payments for land use right	(3,637,221)	-
Dividends from equity or cost investees	984,901	822,855
Cash received from disposal of minority-owned company	221,283	-
Cash from acquisition	-	73,970
Net cash used in investing activities	(8,011,473)	(4,073,547)

Cash flows from financing activities:
Proceeds from short-term borrowings	8,910,451	13,388,570
Payments of short-term borrowings	(15,263,811)	(7,544,940)
Noncontrolling interest's capital contribution	12,172,108	209,335
Payment of dividends to noncontrolling interests from subsidiaries	(1,543,820)	(51,779)
Proceeds from issuing common shares	-	10,000,000
Payments to third parties for stock financing	(8,500)	(611,601)
Net cash provided by financing activities	4,266,428	15,389,585

Effect of foreign currency exchange translation	1,623,612	1,333,836

Net increase in cash	1,116,040	16,516,177

Cash and cash equivalents - beginning	43,916,597	27,400,420
Cash and cash equivalents - ending	$45,032,637	$43,916,597

Supplemental disclosures:
Interest paid	$835,998	$416,554
Income taxes paid	$1,920,446	$787,449

Supplemental disclosures of cash flow for non-cash transaction:
Payment of dividends to noncontrolling interests from subsidiaries	$327,950	$-
Noncontrolling interest's capital contribution	$116,220	$-
Noncontrolling interest shareholders’ contributed intangible assets as investment	$6,915,059	$-

The accompany notes are an integral part of the financial statements

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

	Common Stock		Additional	Retained	Accumulated Other	Noncontrolling	Stockholders
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Gain	Interest	Equity

Balance, January 1, 2010	22,452,745	22,453	25,253,666	31,948,323	2,115,046	18,499,475	77,838,963
Reduction of noncontrolling interest due to restructuring							-
Paid Transaction Cost debit to APIC			(611,255)				(611,255)
Issuance of common stock	1,564,945	1,565	9,998,435				10,000,000
Issuance of common stock on cashless exercise of warrants	40,448	40	(40)				-
Issuance of restricted shares	50,000	50	(50)				-
Stock-based compensation			1,160,016				1,160,016
Decrease in noncontrolling interest of previously acquired subsidiaries including a subsidiary's subsidiaries						(7,734,789)	(7,734,789)
Issuance of common stock for contingent payment in previously acquired subsidiaries including a subsidiary's subsidiaries	1,161,931	1,162	7,086,680				7,087,842
Minority stockholders capital contribution pursuant to capital increase in subsidiaries						253,339	253,339
Cash dividends distributed by subsidiary of subsidiary						(53,094)	(53,094)
Translation adjustments					2,912,698		2,912,698
Net income for the year				15,469,158		4,908,311	20,377,469
Balance, January 1, 2011	25,270,069	$25,270	$42,887,452	$47,417,481	$5,027,744	$15,873,242	$111,231,189
Stock-based compensation			1,090,827				1,090,827
Paid Transaction Cost debit to APIC			(8,500)				(8,500)
Increase in noncontrolling interest of subsidiaries			7,515,099			5,286,110	12,801,209
Minority stockholders capital contribution pursuant to capital increase in subsidiaries						2,288,826	2,288,826
Cash dividends distributed by subsidiary						(1,871,770)	(1,871,770)
Translation adjustments					4,590,945		4,590,945
Net income for the year				13,967,152		5,811,968	19,779,120
Balance, December 31, 2011	25,270,069	$25,270	51,484,878	$61,384,633	$9,618,689	$27,388,376	$149,901,846

The accompany notes are an integral part of the financial statements

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business—China TransInfo Technology Corp.(the “Company”), was originally incorporated in Nevada on August 3, 1998, under the name R & R Ranching, Inc. to breed bison. In about March 2003, R & R Ranching Inc. sold its bison to Blue Sky Bison Ranch, Ltd.

The Company has experienced several corporate name changes: it changed its name to GloTech Industries, Inc. in March 2003, to Intra-Asia Entertainment Corporation in December 2003, and to China TransInfo Technology Corp. in August 2007.

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

In addition to PKU and subsidiaries, the Company has the following major operating variable interest entities:

  Beijing Tian Hao Ding Xin Science and Technology Co., Ltd. (“Beijing Tian Hao”), was established on December 31, 2005 with registered capital of RMB 5 million (approximately $0.73 million). Beijing Tian Hao is engaged in the business of GIS application research and development.

  Beijing Zhangcheng Science & Technology Co., Ltd.(“Beijing Zhangcheng Science”), was established on October 12, 2007 with registered capital of RMB 10 million (approximately $1.46 million). Beijing Zhangcheng is engaged in the business of GIS application development for real time traffic information reporting.

  Beijing Zhangcheng Culture and Media Co., Ltd.(“Zhangcheng Media”), was formed on June 8, 2008 with registered capital of RMB 5 million (approximately $0.73 million). Zhangcheng Media is mainly engaged in taxi media advertising business.

  Shanghai Yootu Information Technology Co., Ltd.(“Shanghai Yootu”), was established on February 6, 2007 with registered capital of RMB 2 million (approximately $0.29 million). Shanghai Yootu is engaged in the business of real time traffic data application research and development.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

  China TranWiseway Technology Co., Ltd.(“China TranWiseway”), was established on June 28, 2004 with registered capital of RMB 0.5 million (approximately $0.07 million). China TranWiseway is engaged in the business of traffic surveying technology applications. China TranWiseway changed its name to Beijing Transwiseway Information Technology Co., Ltd. (“Beijing Transwiseway”) in June, 2011.

On September 8, 2009, Mr. Shudong Xia, Chairman and Chief Executive Officer of the Company, executed an agreement to acquire a 35.17% equity interest in Beijing UNISITS Technology Co., Ltd.(“UNISITS”) from Unisplendour Corporation Limited (“Unisplendour”), with a cash payment of RMB 44.4 million (approximately $6.53 million). Subsequently, on September 8, 2009, China TransInfo Technology Group Co., Ltd.(the “Group Company”), a variable interest entity of the Company entered into an option agreement with Mr. Xia, under which Mr. Xia granted to the Group Company a perpetual option to acquire all of Mr. Xia's equity interest in UNISITS for RMB 44.4 million (approximately $6.53 million), which is the exercise price. The exercise price of the option was prepaid upon the granting of the option. Concurrently, the Group Company acquired from Mr. Xia the rights to his share of all future UNISITS dividends or other distributions. Mr. Xia pledged his equity interest in UNISITS to the Group Company for five years. The Group Company expects to exercise the option and take title to the equity interest now held by Mr. Xia upon the expiration of the five-year term of the pledge agreement when the option first becomes exercisable. In September 2009, the Group Company and four of five board directors of UNISITS entered into an Acting in Concert Agreement. The agreement allows the Group Company to govern the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group Company and its financials has been included in the Company’s consolidated financial statements.

On March 22, 2010, the Company and the Group Company entered into equity transfer agreements (“Equity Transfer Agreements”) with several individual shareholders (“Transferors”) of UNISITS, pursuant to which the Group Company acquired 30.85% equity interest in UNISITS from the Transferors. Pursuant to the Equity Transfer Agreements, the Group Company purchased approximately 16.23 million shares of UNISITS from the Transferors in exchange for RMB 4.41 million (approximately $0.65 million) in cash (“Cash Consideration”), 40% of which is payable within seven days after the effective date of the Equity Transfer Agreements, and approximately 1.16 million shares of the Company common stock, which are issuable within 30 days of the effective date of the Equity Transfer Agreements. The Equity Transfer Agreements contain “make good” provisions, under which the Transferors agree to deposit a total of 697,162 shares (60% of total common stock consideration) of the Company common stock valued at $8.01 per share, which is the share price on acquisition date, for a total value of $5.58 million, with an escrow agent designated by the Company that the Transferors will receive as partial consideration for the acquisition. Specifically, if UNISITS’s 2010 after-tax net income under Chinese GAAP is less than RMB 37.50 million (approximately US$5.50 million) or its 2011 after-tax net income under Chinese GAAP is less than RMB 46.88 million (approximately US$6.86 million), then 50% of the shares of the Company common stock deposited by the Transferors in escrow will be returned to the Company for cancellation for each applicable year. In addition, for each applicable year as described above, the Company will not be required to pay the remainder of the Cash Consideration, which represents RMB 1.323 million (approximately US$0.19 million), or 30% of the total Cash Consideration, per year if UNISITS fails to meet the respective performance targets. UNISITS met the performance target for 2010 and 2011, and the remaining shares deposited in the escrow and cash consideration will be distributed to the Transferors in 2012. Total consideration for this acquisition, including contingent consideration and stock was met which amounts to $9.95 million on the acquisition date.

UNISITS is a company formed on November 8, 2002 under the laws of the People's Republic of China, engaging in the business of providing traffic engineering E&M systems, intelligent transportation products, and intelligent transportation services (ITS) to the domestic expressway, railway, and urban transportation markets.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Intra-Asia Entertainment (Asia Pacific) Limited, China TransInfo Technology Limited (Hong Kong) and Cabowise, its indirectly owned subsidiaries Oriental Intra-Asia, and the Company’s variable interest entities (the “VIEs”), including the Group Company, PKU, Beijing Tian Hao, Beijing Zhangcheng Science, Zhangcheng Media, Beijing Transwiseway, Shanghai Yootu, UNISITS, and their subsidiaries. All material intercompany accounts, transactions, and profits have been eliminated in consolidation.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

The consolidated financial statements include the accounts of VIE and VIE’s majority owned subsidiaries, which approximates 25% to 70% owned by noncontrolling interests. All intercompany accounts, transactions, and profits have been eliminated upon consolidation.

VIE Restructuring—Current Chinese laws restrict companies with foreign ownership to operate in three business areas that we entered into: online services, taxi advertising, and security and surveillance related business. In order to comply with the applicable Chinese laws, we determined to restructure our subsidiaries and entered into a series of commercial arrangements to allow the Company to operate in these restricted business areas (“Restructuring”). On February 3, 2009, as described below, through the Company’s indirect Chinese subsidiary, Oriental Intra-Asia and Oriental Intra-Asia’s former subsidiary, PKU, the Company entered into a series of equity transfer agreements with the Group Company, pursuant to which we transferred all of the Company’s indirect equity interests in PKU and PKU’s subsidiaries to the Group Company. Established in China on May 26, 2008, the Group Company is wholly owned by four Chinese affiliates of the Company, Shudong Xia, our Chairman, CEO and President and the then beneficial owner of approximately 43% of the Company’s outstanding capital stock, Zhiping Zhang, the Company’s Vice President of Research and Development, Zhibin Lai, the Company’s Vice President and Wei Gao, the designee of SAIF Partners III L.P., a then 12% shareholder of the Company (the “Group Company Shareholders”).

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

  Pursuant to an equity transfer agreement (the “Beijing Tian Hao Equity Transfer Agreement”), entered into by and between PKU and the Group Company, PKU transferred all of its 100% equity interests in Beijing Tian Hao to the Group Company;

  Pursuant to an equity transfer agreement (the “China TranWiseway Equity Transfer Agreement”), entered into by and between PKU and the Group Company, PKU transferred all of its 70% equity interests in China TranWiseway;

  Pursuant to an equity transfer agreement (the “Zhangcheng Culture Equity Transfer Agreement”), entered into by and between PKU and the Group Company, PKU transferred all of its 100% equity interests in Zhangcheng Media to the Group Company;

  Pursuant to an equity transfer agreement (the “Zhangcheng Science Equity Transfer Agreement”), entered into by and between PKU and the Group Company, PKU transferred all of the 100% equity interests in Beijing Zhangcheng Science to the Group Company; and

  Pursuant to an equity transfer agreement (the “Shanghai Yootu Equity Transfer Agreement”), entered into by and between PKU and the Group Company, PKU transferred all of its 100% equity interests in Shanghai Yootu to the Group Company.

In connection with the Equity Transfer, on February 3, 2009, the following contractual arrangements were also made among relevant parties, which have given us contractual rights to control and manage the business of the Group Company and the Group Company’s subsidiaries (the “Contractual Arrangement”):

  Pursuant to an exclusive technical consulting and services agreement (the “Service Agreement”), entered into by and among Oriental Intra-Asia, the Group Company and the Group Company’s subsidiaries, Oriental Intra-Asia agreed to provide certain technical and consulting services to the Group Company and the VIEs in exchange for the payment by each VIE of an annual development and consulting services fee that is to be determined solely by Oriental Intra-Asia;

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
DECEMBER 31, 2011

  Pursuant to an option agreement (the “Option Agreement”), entered into by and among Oriental Intra-Asia and each of the Group Company Shareholders, the Group Company Shareholders agreed to grant to Oriental Intra-Asia an option to purchase, from time to time, all or a part of the Equity Interests, at the exercise price equal to the lowest possible price permitted by Chinese laws;

  Pursuant to separate powers of attorney (the “Powers of Attorney”), each Group Company Shareholder agreed to grant to Oriental Intra-Asia a power to excise on his or her behalf all voting rights as a shareholder at the shareholders’ meetings of the Group Company that have been given to him or her by law and by the Articles of Association of the Group Company; and

  Pursuant to an operating agreement, entered into by and among Oriental Intra-Asia, the VIEs and the Group Company Shareholders, (a) Oriental Intra-Asia agreed to act as the guarantor for the VIEs in the contracts, agreements or transactions in connection with the VIEs’ operation between the VIEs and any other third parties and to provide full guarantee for the VIEs in performing such contracts, agreements or transactions, subject to applicable laws, in exchange for which the VIEs agreed to mortgage the receivables of their operation and all of their assets which have not been mortgaged to any third parties to Oriental Intra-Asia, and (b) the VIEs and the Group Company Shareholders agreed to accept the provision of the corporate policies and guidance by Oriental Intra-Asia at any time in respect of the appointment and dismissal of the VIEs’ employees, the VIEs’ daily operation and administration as well as financial administrative systems, including the appointment of senior managers recommended by Oriental Intra-Asia (the “Operating Agreement” and together with the Service Agreement, Pledge Agreement, Option Agreement, Powers of Attorney, the PKU Equity Transfer Agreement, the Beijing Tian Hao Equity Transfer Agreement, the China TranWiseway Equity Transfer Agreement, the Zhangcheng Culture Equity Transfer Agreement, the Zhangcheng Science Equity Transfer Agreement, and the Shanghai Yootu Equity Transfer Agreement, the “Restructuring Documents”).

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

The following charts reflect our organizational structure as of December 31, 2011 and 2010, respectively:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Organizational Structure of the Company, as of December 31, 2011:

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Organizational Structure of the Company, as of December 31, 2010:

On October 19, 2010, the Group Company entered into a registered capital contribution agreement with Beijing Shiji Yingli Science and Technology Co., Ltd. (“Shiji Yingli”) whereby Shiji Yingli agreed to contribute RMB 9.6 million (approximately $1.4 million) in cash and RMB 44.6 million (approximately $6.6 million) in intangible assets (mostly technology and intellectual property owned by Shiji Yingli) into the Group Company’s wholly owned subsidiary, Beijing Zhangcheng Science in exchange for a 49% equity interest in Beijing Zhangcheng Science. Following this transaction, the Group Company retains a 51% majority ownership of Beijing Zhangcheng Science while Shiji Yingli owns the rest 49% equity interest. The capital increase was completed by the end of March 2011.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

On July 12, 2011, the Group Company entered into a government investment agreement (the “Investment Agreement”) with Zhongguancun Development Group (“Zhongguancun”), whereby Zhongguancun agreed, on behalf of Beijing Municipal Government, within a specified period of time, to contribute RMB 50 million (approximately $7.69 million) in cash to Beijing Transwiseway in exchange for a 10% equity interest of Beijing Transwiseway. The first installment of RMB 10 million (approximately $1.54 million) was paid by Zhongguancun on August 1, 2011. As a result, the Group Company retains a 53.80% ownership of Beijing Transwiseway while Beijing Marine, Zhongyuan Credit and Zhongguancun own 14.68%, 29.35% and 2.17% equity interest of Beijing Transwiseway, respectively. The second installment of RMB 20 million (approximately 3.15 million) was paid by Zhongguancun on December 31, 2011, and the capital increase was completed on January 12, 2012. As a result, the Group Company retains a 51.56% majority ownership of Beijing Transwiseway.

On December 13, 2011, the Group Company entered into an equity transfer agreement with Beijing University Technology Development Department (“Beijing University”) whereby Beijing University agreed to transfer its 3% equity interest in PKU for a cash consideration in an amount of RMB 3 million (approximately $474,000) to the Group Company. The consideration was paid on December 18, 2011. As a result of this equity transfer, the Group Company’s equity interest in PKU increased from 97% to 100%.

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

Accounts Receivable—Accounts receivable are carried at original invoice amount less the allowance for doubtful accounts based on a review of all outstanding amounts at year end. Management determines the allowance for doubtful accounts by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. As of December 31,2011 and 2010, the allowance for doubtful accounts were $169,060 and $92,749, respectively, and the bad expenses totaled $76,311 and $54,540 for the year ended December 31, 2011 and 2010, respectively.

Long-Term Investments—The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Useful Lives (Years)
Automobiles	10
Machinery and equipments	4 -5
Furniture and fixtures	5
Leasehold improvement	10

Maintenance and repairs are charged directly to expense as incurred, whereas improvements and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as a line item after operating income (loss).

Construction in progress is stated at cost. The cost accumulation process starts from the time the construction project is set-up and ends at the time the project has been put into service and all regulatory permits and approvals have been received.

Intangible Assets

Cost of Intangible Assets—Intangible assets primarily include the costs of capitalized computer software cost, costs for purchased intangibles and intangibles result from acquisitions. Intangible assets are stated at cost or fair value less accumulated amortization and any impairment write-downs. Fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections.

The Company capitalizes development costs for marketable software incurred from the time of technological feasibility until the software is ready for use in accordance with ASC Topic 985-20, Costs of Software to be Sold, Leased, or Marketed. All costs to establish technological feasibility of a computer product to be sold, leased or otherwise marketed are charged to research and development expense as incurred. Technological feasibility is established through completeness of the working model and its consistency with the product design. Costs incurred for modification, components of large products, and enhancements are expensed. As the working model is normally built during the process of project implementation for clients, there are no high-risk development issues.

Under the provisions of ASC Topic 350-40, Internal-Use Software, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of completion and use for the function intended. Technological feasibility is established upon completeness of the product design and planning phases indicating that product can be built by existing technology and tools. Capitalized internal-use software costs include only (1) external direct costs of materials and services consumed in developing or obtaining the software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Amortization of Intangible Assets—Intangible assets primarily include the costs of capitalized computer software costs, costs for purchased intangibles and intangibles result from acquisitions. Purchased intangible costs are amortized on a straight-line basis over the estimated useful lives of the assets, which approximate 10 years. Intangible assets result from acquisitions and include developed technology, customer-related intangibles, trade names and other identifiable intangible assets with finite lives. With the exception of developed technology, these intangible assets are amortized using the straight-line method over 10 years as their useful lives. Developed technology is amortized over the greater of (1) the amount calculated using the ratio of current quarter revenues to the total of current quarter and anticipated future revenues over the estimated useful life of the developed technology, and (2) the straight-line method over each developed technology’s remaining useful life. Amortization of developed technology is recorded within cost of revenues. Amortization of customer-related intangibles, trade names and other identifiable intangible assets is recorded within operating expenses.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Intangible asset capitalized

For the years ended 2011 and 2010, the intangible asset capitalized but not yet amortized were $4,072,241 and $1,510,823, respectively.

Purchased assets from third parties for further research and development

The Company purchased software from third parties for further research and development for total cash consideration of $47,220 and $986,050 but not yet amortized for the years ended 2011 and 2010, respectively.

Intangible asset capitalized through internal R&D or through acquisition and amortized

For the years ended December 31, 2011 and 2010, the computer software cost capitalized through internal R&D or through acquisition and amortized were $3,965,763 and $4,000,047, and the amortization expenses for these assets were $350,303 and $211,237, respectively.

The company completed the annual impairment testing for intangible assets during the twelve months ended December 31, 2011 and 2010, and the Company determined that there was no impairment in any of these years. The Company performs its annual impairment test as of the last day of the fiscal year. These impairment tests must be performed more frequently if there are triggering events.

Revenue Recognition—The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered

The Company’s revenue of service fees are primarily fixed price contracts. Revenue on eligible fixed price contracts is recognized on the basis of the estimated percentage-of-completion within the scope of ASC 605 and is consistently applied for all fixed price contracts. Such contracts include services provided for software development projects, IT outsourcing and solutions, system integration, and network integration services at fixed price arrangements with its customers. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the recognition of unbilled receivables or the deferral of costs or profit on these contracts. The company did not incur any deferred costs for the years ended December 31, 2011 and 2010. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Provisions for estimated losses, if any, are recognized in the period in which the loss becomes evident. The provision includes estimated costs in excess of estimated revenue and any profit margin previously recognized. Any advance payments received from its customers prior to recognition of revenue is classified as a current liability as billings in excess of costs and estimated earnings on incompleted contracts.

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

Research and Development—Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Such costs related to product development costs are included in research and development expense until the point that technological feasibility is reached, which for the Company's products, is generally shortly before the products are released for the commercial use. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. As of December 31, 2011 and 2010, research and development expenses were capitalized in the amount of $6,770,408 and $4,776,643, respectively, and were included in intangible assets in the Company's consolidated balance sheet. All other research and development costs are expensed as incurred. Total research and development expenses for new product development and improvements of existing products by the Company incurred for the years ended December 31, 2011 and 2010 were $11,266,438 and $8,068,904, respectively.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Employee Benefit—We pay our sales staff a combination of salaries, sales commissions and bonuses. We pay salaries to all other employees, which are supplemented by periodic cash bonuses that are generally based on performance. We also contribute to social insurance for our employees each month, which includes pension, medical insurance, unemployment insurance, occupational injuries insurance and housing provision funds in accordance with PRC regulations. Our compensation and benefits packages are competitive in the industry. Our employees are not represented by any collective bargaining agreement and we have never experienced any strike or similar work stoppage. We consider our relations with our employees to be good.

We invest significant resources in the training and development of our employees. We require our employees to participate in our various internal training programs. Through these programs, we help ensure that each entry-level employee acquires the necessary skills to execute its duties and other employees continue to maintain and improve their current skill-sets. In addition to trainings on technical skills and development, we also provide training programs that cover topics ranging from our clients, our market and the financial services industry in general.

As of the year 2011 and 2010, we paid an aggregate of $13,343,952 and $8,561,023 to our employees, respectively.

Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with ASC topic 718, Compensation–Stock Compensation (formerly SFAS No. 123 (revised 2004), Share-Based Payment), which requires the application of a fair-value-based measurement method in accounting for share-based payment transactions with employees. During 2010 and 2011, we granted stock options as part of our key performer stock-based compensation program, as well as stock options to directors. The vesting of stock option grants may be based on time, performance, market conditions, or a combination of performance and market conditions. In the future, we may grant stock awards, options, or other equity-based instruments allowed by our stock-based compensation plans, or a combination thereof, as part of our overall compensation strategy.

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

We estimate forfeiture rates at the time awards are made based on historical and estimated future turnover rates and apply these rates in the calculation of estimated compensation cost. The estimation of forfeiture rates includes a quarterly review of historical turnover rates and an update of the estimated forfeiture rates to be applied to employee classes for the calculation of stock-based compensation. During 2011, forfeiture rates for the calculation of stock-based compensation were estimated and applied based on three classes, non-employee directors, executive management staff and other employees. At December 31, 2011, our annualized estimated forfeiture rates were 0% for non-employee director awards and 20-27% for both executive management staff and other employee awards. Then-current estimated forfeiture rates are also applied quarterly to all outstanding stock options and non-vested restricted stock awards, which may result in a revised estimate of compensation costs related to these stock-based grants.

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

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Statutory surplus reserve— In accordance with PRC Company Law, the Company is required to appropriate at least 10% of the profit arrived at for each year to the statutory surplus reserve. Appropriation to the statutory surplus reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory surplus reserve. Appropriation to the statutory surplus reserve must be made before distribution of dividends to owners. The appropriation is required until the statutory surplus reserve reaches 50% of the registered capital. This statutory surplus reserve is not distributable in the form of cash dividends but only on liquidation. It can be used to make good of previous losses, if any, and may be utilized for business expansion or converted into capital by increasing registered capital to existing equity owners in proportion to their equity holding, provided that remaining reserve balance after such conversion is not less than 25% of the registered capital.

As of December 31, 2011and 2010, the accumulated balance of our statutory surplus reserve amounted to $6,808,024 and $5,235,370, respectively. The appropriation to the statutory surplus reserve for the year ended December 31, 2011 and 2011 were $1,233,969 and $1,171,317, respectively.

Government Subsidies—The Company’s subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense or interest expenses. Unearned government subsidies received are deferred and amortized over the life of the designated project. For the year ended December 31, 2011 and 2011, the Company recognized an amount of $4,792,137 and $1,574,928 in government subsidies, respectively.

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
DECEMBER 31, 2011

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

Concentrations of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of accounts receivable, which are concentrated in a small number of customers in the Chinese governments. The Company performs ongoing credit evaluations of its customers. For the years ended December 31, 2011 and 2010, bad debt expenses totaled $76,311 and $54,540, respectively.

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

	Average Rate for the year
December 31,	2011	2010
Renminbi (RMB)	1.00	1.00
United States dollar ($)	0.15496	0.14794

	Exchange Rate at
December 31,	2011	2010
Renminbi (RMB)	1.00	1.00
United States dollar ($)	0.1574	0.1517

Comprehensive Income—The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Fair Value Measurements—Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurement and Disclosures, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of F-16 ASC 820, Fair Value Measurements and Disclosures, to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results. The following table presents information about the Company’s assets and liabilities that are measure at fair value on recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (adjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Financial assets at fair value as of December 31, 2011:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$45,032,637	$45,032,637	$-	$-
Restricted cash	3,560,246	3,560,246	-	-
Total	$48,592,883	$48,592,883	$-	$-

Financial assets at fair value as of December 31, 2010:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$43,916,597	$43,916,597	$-	$-
Restricted cash	3,131,660	3,131,660	-	-
Total	$47,408,257	$47,048,257	$-	$-

The fair values of the Company’s cash and cash equivalents and restricted cash are determined through market, observable and corroborated sources. The fair values of the Company’s long-term investments are unobservable data points and include situations where there is little, if any, market activity. The carrying amounts reflected in the consolidated balance sheets for other current assets, accounts payable, accrued expenses, short-term debt approximate fair value due to their short-term maturities.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a significant impact on the Company’s consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-5, “Comprehensive Income” and ASU 2011-12, “Comprehensive Income” require entities to elect the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statements.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

In September 2011, the FASB issued an amendment to ASC 350, Intangibles-Goodwill and Other, which simplifies how entities test goodwill for impairment. Under the amendment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test for goodwill is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 of the ASC. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9 of the ASC. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the impact of adopting this amendment, but it is not expected to have a material impact on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)”, which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)”, which provided clarifications for Topic 820 and also included instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurement has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs, and is effective during interim and annual periods beginning after December 15, 2011 for public entities. Early application by public entities is not permitted, and the adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

2. RESTRICTED CASH

The Company’s restricted cash balances at December 31, 2011 and 2010 were $3,560,246 and $3,131,660, respectively. Restricted cash normally consists of cash deposited into third party banks with certain period of time restrictions for various business purposes, which may include contract performance bonds, registered capital bonds required by governmental authorities, etc. The restrictions expire when related obligations are fulfilled.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

	December 31,
	2011	2010
Costs incurred on uncompleted contracts	$202,676,181	$142,198,373
Estimated earnings on uncompleted contracts	78,913,748	63,591,599
	281,589,929	205,789,972
Less: billings to date	(251,580,537)	(181,244,358)
Total	$30,009,392	$24,545,614

The costs and estimated earnings on incomplete contracts are included in the accompanying balance sheets under the following captions:

	December 31,
	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$42,917,900	$38,626,089
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,908,508)	(14,080,475)

Total	$30,009,392	$24,545,614

4. OTHER RECEIVABLES

Other receivables consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Contract bidding bonds	$5,878,867	$4,988,371
Contract performance bonds	7,368,374	4,819,860
Other receivables	2,389,726	824,221
Total	$15,636,967	$10,632,452

Other receivables mainly include contract bidding bonds and performance bonds. Contract bidding bonds are the returnable funds deposited to the contract offering parties as required for contract biddings and are normally returned to the Company within half year period after the biddings are completed. Contract performance bonds are the returnable funds deposited to the contract offering parties for contract performance guaranty purposes and are normally returned to the Company once the contracts are completed. The central and local governments in China provided China TransInfo Technology with various non-earmarked subsidies, the Company presents the government subsidies received as part of other income. The remaining Other Receivable balance mainly consists of miscellaneous receivables such as government subsidies earned but not yet received and office lease deposits for leases expiring within one year.

5. LONG-TERM INVESTMENTS

The Company had the following long-term investments accounted under the equity method and cost method:

		December 31, 2011
		Equity
	Equity	Investment
Type	Investee	Ownership
Equity	GanSu Ziguang Intelligent Transportation and Control (“Gansu”)	33.33%
Equity	ShanXi Ziguang Trans Technology Co., Ltd.(“Shanxi”)	49.00%
Equity	Beijing Chinacommunications UNISPlendour TECHNOLOGY Co. , Ltd. (“ZJUNIS”)	30.00%
Cost	Wuhan Optic Times Technology Co., Ltd. (“WOTTC”)	1.04%
Cost	ShanDong Hi-speed Information Engineering Co., Ltd. (“Shandong”)	5.00%
Cost	BeiJing Ziguang Youma Technology Co., Ltd. (“ZGYM”)	15.00%

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Equity and cost investments in affiliates as of December 31, 2011 consisted of the following:

Type	Equity	Beginning	Dividends	Increase	Proportional	Foreign	Ending
	Investee	Equity		(Decrease)	Share of the	Currency	Equity
		Investment		share in	Equity-Accounted	Translation	Investment
		Basis		Equity	Affiliate’s	Adjustment	Basis
		12/31/10		Company	Net Income		12/31/11
Equity	Gansu	$7,878,721	$(706,918)	$-	2,482,721	$335,133	$9,989,657
Equity	Shanxi	341,052	(211,600)	-	(19,742)	12,504	122,214
Equity	ZJUNIS	147,960		-	6,973	5,670	160,603
Equity	BOTTC	256,429	(54,695)	(224,692)	13,116	9,842	-
Sub-total		8,624,162	(973,213)	(224,692)	2,483,068	363,149	10,272,474
Cost	WOTTC			224,578			224,578
Cost	Shandong	113,775	-	-	-	4,275	118,050
Cost	ZGYM	22,755	-	-	-	855	23,610
Sub-total		136,530	-	224,578	-	5,130	366,238
Total		$8,760,692	$(973,213)	$(114)	2,483,068	$368,279	$10,638,712

On October 13, 2011, UNISITS sold the 23.17% equity interest of its minority-owned company, Beijing Optic Times Technology Co., Ltd (“BOTTC”) and the related gain was RMB 474 (approximately $73). And meanwhile UNISITS contributed RMB 1,426,800 (approximately $225,000) to Wuhan Optic Times Technology Co., Ltd (“WOTTC”). As a result, UNISITS owns 1.04% of WOTTC.

Critical audited financial information of significant equity investment in affiliates as of and for the year ended December 31, 2011 is as follows:

December 31, 2011	Gansu		Gansu
Total current assets	$59,868,358	Net sales	$43,070,041
Total assets	62,467,271	Gross Profit	11,911,961
Total current liabilities	32,472,449	Income from operations	8,891,794
Total liabilities	$32,496,060	Net income	$7,448,175

December 31, 2011	Shanxi		Shanxi
Total current assets	$367,063	Net sales	$447,131
Total assets	369,518	Gross Profit	(9,114)
Total current liabilities	183,311	Income from operations	(128,686)
Total liabilities	$199,051	Net income	$(118,014)

December 31, 2011	ZJUNIS		ZJUNIS
Total current assets	$2,481,161	Net sales	$15,913,382
Total assets	2,542,131	Gross Profit	27,280
Total current liabilities	2,025,520	Income from operations	27,280
Total liabilities	$2,025,520	Net income	$15,884

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2011	2010
Automobiles	$2,073,650	$1,847,499
Machinery and equipments	12,642,662	10,720,910
Furniture and fixtures	373,118	317,380
Leasehold improvement	939,488	905,465
Prepayment for building	-	-
Construction-in-progress	530,590	474,842
Total	16,559,508	14,266,096
Less: accumulated depreciation	(5,711,163)	(3,387,820)
Total Property and Equipment, net	$10,848,345	$10,878,276

Depreciation expenses during fiscal 2011 and 2010 were $2,210,781 and $1,799,782, respectively.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2011	2010
Intangible assets	$17,084,194	$7,718,124
Less: accumulated amortization	(700,894)	(315,295)
Intangible assets, net	$16,383,300	$7,402,829

The increase of intangible assets was mainly due to Shiji Yingli’s registered capital contribution of RMB 44.6 million (approximately $6.9 million) in Beijing Zhangcheng Science at the end of March of 2011 which was owned by Shiji Yingli and estimated by an asset evaluation company in Beijing, and the development of commercial vehicle ITS plus LBS system of Beijing Transwiseway.

Intangible assets as of December 31, 2011 were as follows:

Intangible Assets,	Estimated Useful Life*	Amount
Internal-use software		6,603,210
Purchased software	10 years	2,436,847
Software from acquisition	3-10 years	319,299
Software from capital injection		7,023,944
Total		$16,383,300

*On certain software intangible, the start date on the amortization has not been determined yet due to on-going development.

Amortization expenses during fiscal 2011 and 2010 were $368,898 and $215,908, respectively.

Estimated future intangible amortization as of December 31, 2011 for each of the next five years is as follows:

Years ending December 31,	Amount
2012	437,563
2013	335,553
2014	335,553
2015	335,553
2016	335,553
Thereafter	14,603,525
Total	$16,383,300

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

8. SHORT-TERM BORROWINGS FROM BANKS

Short-term borrowings from banks consisted of the following:

	December 31,
December 31,	2011	2010
On September 16, 2010, PKU, entered into a short-term loan agreement with a commercial bank in the amount of RMB 30,000,000, or $4,551,000. The loan had an initial annual interest rate of 5.31%, which was floating based on interest rates determined by the People’s Bank of China from time to time. The loan was paid off on March 28, 2011.	-	4,551,000

On November 29, 2010, Beijing Transwiseway, entered into a loan agreement with a commercial bank in the amount of RMB 30,000,000, or $4,551,000. The loan is variable at interest rate 10% above the benchmark interest rate as of the date of the first withdrawal of the principal from time to time and the interests must be paid on a quarterly basis. The loan was repaid on September 29, 2011, October 31, 2011, November 29, 2011, and November 30, 2011.	-	4,551,000
On June 21, 2010, PKU entered into a loan agreement with a commercial bank in the amount of RMB 30,000,000, or $4,551,000. The loan has an annual interest rate based on the benchmark interest rate as of the date of the first withdrawal of the principal. The loan was repaid on May 24, 2011, May 26, 2011, June 16, 2011, and June 20, 2011.	-	4,551,000
On August 18, 2010, UNISITS entered into a loan agreement with a commercial bank in the amount of RMB 500,000, or $75,850. The loan has an annual interest rate based on the benchmark interest rate as of the date of the first withdrawal of the principal. The loan expired on February 18, 2011.	-	75,850
On January 19, 2011, PKU entered into a loan agreement with a commercial bank in the amount of RMB 20,000,000, or $3,148,000. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the actual launch day, The loan expires within 12 months after the date of the first withdrawal. As of December 31, 2011, the interest rate is 7.216%.	3,148,000
On May 25, May 30 and June 15, 2011, respectively, PKU, entered into three short-term loan agreements with a commercial bank in the amount of RMB 25,000,000, or $3,935,000. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the withdrawal date and expires within 12 months of the date of the first withdrawal. As of December 31, 2011, the interest rate is 7.216%.	3,148,000

On December 22, 2011, Beijing Transwiseway entered into a short-term loan agreement with a commercial bank in the amount of RMB 30,000,000, or $4,722,000. The first withdrawal of RMB 950 million (approximately $1.50 million) was completed On December 23, 2011. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the date of the withdrawal of the principal and expires within 12 months after the date of the first withdrawal. As of December 31, 2011, the interest rate is 7.216%. The loan is guaranteed by the Group Company and PKU Chinafront without bearing guarantee fee.

	1,495,300
Total	$7,791,300	$13,728,850

For the years ended December 31, 2011 and 2010, interest expenses totaled $832,811 and $470,711, respectively. The USD ending balances are calculated based on the year-end exchange rates of 0.1517 and 0.1574 for 2010 and 2011, respectively, and interest expenses are calculated based on the average rates of 0.14794 and 0.15496 for 2010 and 2011, respectively.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

9. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

	December 31,
	2011	2010
Unearned revenue	$1,294,157	$658,378
Payroll	2,412,295	1,787,857
Tax payable	2,652,417	2,703,083
Other payable	4,933,397	2,106,631
Accrued expenses	-	440,819
Dividend payable	421,832	87,986
Due to related parties	329,432	970,076
Other	-	233,350
Total	$12,043,530	$8,988,180

10. NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

			2010
			Acquisition and	Adjustments/Net
	% of Non-	As of	Increase	Income		As of
	controlling	December 31,	Investment	of Non-controlling		December 30,
Name of Affiliate	Interest	2009	(Fair Value)	Interest	Dividends	2010

PKU	3%	$1,436,187	$113,016	$105,346	$-	$1,654,549
Beijing Transwiseway	30%	284,726	140,323	94,950	-	519,999
Dajian Zhitong	15%	33,276	-	(38,498)	-	(5,222)
UNISITS	33.98%	16,745,286	(7,734,789)	4,746,513	(53,094)	13,703,916
Total		$18,499,475	$(7,481,450)	$4,908,311	$(53,094)	$15,873,242

			2011
			Acquisition and	Adjustments/Net
	% of Non-	As of	Increase	Income		As of
	controlling	December 31,	Investment	of Non-controlling		December 30,
Name of Affiliate	Interest	2010	(Fair Value)	Interest	Dividends	2011

PKU	-	$1,654,549	$(1,667,883)	$13,334	$-	$-
Beijing Transwiseway	46.2%	519,999	4,421,446	(935,612)	-	4,005,833
Dajian Zhitong	15%	(5,222)	-	(33,941)	-	(39,163)
UNISITS	33.98%	13,703,916	309,400	6,477,992	(1,871,770)	18,619,538
Beijing Zhangcheng Science	49%		4,511,973	290,195		4,802,168
Total		$15,873,242	$7,574,936	$5,811,968	$(1,871,770)	$27,388,376

PKU

On December 13, 2011, the Group Company acquired 3% equity interest in PKU from Beijing University for a cash consideration of RMB 3 million (approximately $474,000). The consideration was paid on December 18, 2011. As a result of this equity transfer, the Group Company’s equity interest in PKU increased from 97% to 100%.

According to ASC Topic 810-10 Consolidation, this non-controlling interests acquisitions were recognized as equity transactions, and the difference between the consideration paid and the carrying amount of the 3% in PKU Chinafront amounted approximately to $ 1,858,758 was recognized in additional paid in capital during the year ended December 31, 2011..

On February 22, 2011, PKU Chinafront formed a majority owned subsidiary, Sichuan PKU, and the non-controlling shareholder contributed RMB 450,000 (approximately $70,000). Therefore the Company recognized $68,715 increase in non-controlling interest in PKU.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

On February 22, 2011, PKU formed a majority owned subsidiary, Shanxi PKU, and the non-controlling shareholder contributed RMB 800,000 (approximately $120,000). Therefore the Company recognized $122,160 increase in non-controlling interest in PKU.

Beijing Zhangcheng Science

On October 19, 2010, Shiji Yingli contributed RMB 9.6 million (approximately $1.4 million) in cash and RMB 44.6 million (approximately $6.6 million) in intangible assets (mostly technology and intellectual property owned by Shiji Yingli) into Beijing Zhangcheng Science in exchange for a 49% equity interest in Beijing Zhangcheng Science. As a result, the Group Company retains a 51% majority ownership of Beijing Zhangcheng Science. The capital increase was completed by the end of March 2011.

Effect of subsidiary equity transaction was calculated under the provision of the ASC 810-10-45 that relates to the issuance of securities of a non-wholly owned subsidiary. Therefore, the Company recognized $4,511,973 increase in non-controlling interest in Beijing Zhangcheng Science and corresponding $3,768,153 increase in additional paid-in capital for the year ended December 31, 2011.

Beijing Transwiseway

As described above, Zhongyuan Credit contributed RMB 30 million (approximately $4.38 million) in cash into Beijing Transwiseway in exchange for a 30% equity interest in Beijing Transwiseway. Following this transaction, the Group Company owns a 55% majority ownership of Beijing Transwiseway while Beijing Marine and Zhongyuan Credit own 15% and 30% equity interest in Beijing Transwiseway, respectively.

On July 12, 2011, Zhongguancun agreed to contribute RMB 50 million (approximately $7.69 million) in cash to Beijing Transwiseway in exchange for a 10% equity interest of Beijing Transwiseway. The first installment of RMB 10 million (approximately $1.54 million) was paid by Zhongguancun on August 1, 2011. As a result, the Group Company retains a 53.80% ownership of Beijing Transwiseway while Beijing Marine, Zhongyuan Credit and Zhongguancun own 14.68%, 29.35% and 2.17% equity interest of Beijing Transwiseway, respectively.

Effect of subsidiary equity transaction was calculated under the provision of the ASC 810-10-45 that relates to the issuance of securities of a non-wholly owned subsidiary. Therefore, the Company recognized $3,451,570 increase in non-controlling interest in Beijing Transwiseway and corresponding $2,685,846 increase in additional paid-in capital for the twelve months ended December 31, 2011.

On May 5, 2011, Beijing Transwiseway sold 25% equity interest in its subsidiary, Hunan Transwiseway, for an amount of RMB 1,250,000 (approximately $200,000) to Mr. Binsheng Guo, a related party. Therefore the Company recognized $152,476 increase in non-controlling interest in Beijing Transwiseway.

On April 12, 2011, Beijing Transwiseway formed a majority owned subsidiary, Anhui Transwiseway, and the non-controlling shareholder contributed RMB 400,000 (approximately $60,000). Therefore the Company recognized $61,880 increase in non-controlling interest in Beijing Transwiseway.

On October 31, 2011, Beijing Transwiseway formed a majority owned subsidiary, Zhongjiao Huilian, and the non-controlling shareholder contributed RMB 4,000,000 (approximately $630,000). Therefore the Company recognized $629,600 increase in non-controlling interest in Beijing Transwiseway.

On November 2, 2011, Beijing Transwiseway formed a majority owned subsidiary, Ningxia Transwiseway, and the non-controlling shareholder contributed RMB 800,000 (approximately $126,000). Therefore the Company recognized $125,920 increase in non-controlling interest in Beijing Transwiseway.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

UNISITS

On May 17, 2011, UNISITS formed a majority owned subsidiary, Jiangsu UNISITS, and the non-controlling shareholder contributed RMB 2,000,000 (approximately $300,000). Therefore the Company recognized $309,400 increase in non-controlling interest in UNISITS.

On March 22, 2010, the Group Company acquired 30.85% equity interest in UNISITS. Total consideration, including contingent consideration and stock, amounts to $9.95 million on acquisition date. On January 16, 2011, a PRC statutory audit report for UNISITS for the years ended December 31, 2010 and 2009 was issued by UNISITS’s local accounting firm with an unqualified opinion, in which the net income of UNISITS for the year ended December 31, 2010 exceeded the RMB 37.5 million performance target. A cash balance of RMB 1.323 million was paid on March 29, 2011 and 348,519 shares of the Company’s common stock were released.

The Company had previously consolidated the financial statements of UNISITS since September 8, 2009 after Mr. Shudong Xia acquired 35.17% of the equity interest in UNISITS. As part of this acquisition, the Group Company and four of five members of the board of directors of UNISITS entered into an Acting in Concert Agreement, pursuant to which the Group Company has the right to make decisions on the financial and operating policies of UNISITS and therefore to obtain the control of UNISITS. As a result, UNISITS became a variable interest entity of the Group Company and UNISITS’s financial statements have been included in the Company’s consolidated financial statements since September 8, 2009 in accordance with ASC 810-10-15-3, Consolidation of Entities through Majority of Voting Interest.

The Group Company’s 30.85% equity interest purchase has been accounted in accordance with ASC 810-10-45-23. Accordingly, the Group Company’s purchase of additional equity interest in UNISITS while the Group Company retains its controlling financial interest in UNISITS has been accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain or loss has been recognized in consolidated net income or comprehensive income. The carrying amount of the non-controlling interest has been adjusted to reflect the change in its ownership interest in the subsidiary UNISITS. Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted has been recognized in equity attributable to the Company.

11. STOCK-BASED COMPENSATION

ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (formerly “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19), provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133. Under the provisions of ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (formerly EITF 00-19), a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. It was determined that the Company's warrants qualify for accounting treatment under ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity (formerly EITF 00-19), "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock ". Under the terms of the warrant agreements, if the Company fails to deliver the required number of underlying shares, the Company will be obligated to pay cash to settle the warrant claims. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. The fair values of the warrants are presented on the accompanying consolidated balance sheet as “Accrued Warrant Liability” and the changes in the values of these warrants are shown in the accompanying consolidated statement of operations as “Decrease in fair value of warrants liability”. Such gains and losses are non-operating and have no effect on cash flows from operating activities.

Warrants

The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with ASC 718, Compensation- Stock Compensation (formerly SFAS No. 123R). The Company issued warrants to Anteaus Capital, Inc., to purchase an aggregate of 277,778 shares of the Company’s common stock in connection with merger related services on May 14, 2007, with an exercise price of $1.80 per share. These warrants will expire on May 13, 2014. The Company used the Black-Scholes option pricing model to determine the fair value of the warrants on May 14, 2007. On May 14, 2007, the fair value was $3.97 per share, resulting in a share-based compensation totaling $1,104,166, which was recorded as a reduction of additional Paid-in Capital and an increase of Accrued Warrant Liability. On November 29, 2007, the Company and Anteaus Capital, Inc. entered an amendment to the Company’s common stock purchase warrants. The amendment eliminated the clause providing that if the Company fails to deliver the required number of underlying shares upon exercise, the Company will be obligated to pay cash to settle the warrant claims. The 277,778 warrants issued to Antaeus Capital, Inc. were re-valued at $1,039,807, and reclassified to Additional Paid-in Capital from Accrued Warrant Liability. The difference of $64,359 was recorded to Other Income account for the warrants at fair value. As of December 31, 2011, warrants issued to Anteaus Capital, Inc. for the purchase of 5,555 shars of the Company’s common stock remain unexercised.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

On November 30, 2007, the Company issued warrants to CCG Investor Relations Partners LLC, to purchase an aggregate of 50,000 shares of the Company’s common stock in connection with investor relations services, with an exercise price of $5.00 per share. These warrants would expire on November 29, 2010. The fair market value of these stock warrants was $200,105 and recorded as an increase in Selling, General, and Administrative Expense and Additional Paid-in Capital. The fair market value was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with ASC 718, Compensation-Stock Compensation, using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 3.08%; volatility of 148% and an expected term of three years. As of December 31, 2010, all of the warrants issued to CCG Investor Relations Partners LLC had been exercised.

The expected volatilities are based on the historical volatility of the Company’s stock. The observations were made in a 52-week period. The expected terms of stock warrants are based on the remaining contractual life of stock warrants outstanding as these stock warrants vested immediately.

A summary of stock warrants for the year ended December 31, 2011 and 2010 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Warrants	Shares	Exercise Price	(Months)	Value
Outstanding at December 31, 2010	55,555	$1.8	52
Granted	-	-	-
Exercised or converted	50,000	1.80	-	235,500
Forfeited or expired	-	-	-
Outstanding at December 31, 2010	5,555	$1.80	40	$16,332
Exercisable at December 31, 2010	5,555	$1.80	40	$16,332

Granted
Exercised or converted	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2011	5,555	$1.80	28	$9,444
Exercisable at December 31, 2011	5,555	$1.80	28	$9,444

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $3.50 and $4.74 as of December 31, 2011 and 2010, which would have been received by the warrant holders had all warrant holders exercised their warrant awards as of that date.

Stock Options

On January 7, 2008, the Company and Mr. Zhihai Mao, the then former Chief Financial Officer of the Company, entered into a stock option agreement. Pursuant to the terms of the stock option agreement, Mr. Mao was granted a non-qualified option on January 7, 2008 to purchase 200,000 shares of common stock of the Company at an exercise price of $6.70 per share, which was the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on such date. The options have a term of ten years and will expire on January 7, 2018. The option vests in equal installments on a quarterly basis over a three-year period beginning on January 7, 2008.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

On September 28, 2008, the Company entered into a stock option agreement with Mr. Brandon Ho-Ping Lin. Under the terms of the stock option agreement, the Company agreed to grant a stock option to Mr. Lin for the purchase of 30,000 shares of common stock of the Company at an exercise price of $6.50 per share. The option has a term of five years and expires on September 28, 2013. The option vests in equal installments on a quarterly basis over a three-year period.

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

On November 3, 2009, the Company’s board of directors granted non-qualified options under the Company’s 2009 Equity Incentive Plan to the Company’s employees and consultants to purchase a total of 1,791,600 shares of common stock of the Company at an exercise price of $7.69 per share, which was the closing price per share of the Company's common stock as reported on the NASDAQ on such date. The options have a term of five years and expire on November 3, 2014. The options vest in equal installments on an annual basis over a four-year period beginning on November 3, 2009.

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

On December 13, 2011, the Company entered into a stock option agreement with Mr. Walter Teh-Ming Kwauk, under which the Company agreed to grant a stock option to Mr. Kwauk for the purchase of 30,000 shares of common stock of the Company at an exercise price of $3.62. The options vest in equal installments on a quarterly basis over a three-year period.

The Company recorded compensation expense of $1,090,827 during years ended December 31, 2011 in connection with the stock options and $1,160,016 during years ended December 31, 2010 in connection with the stock options and restricted shares.

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model. No dividends were assumed due to the nature of the Company’s current business strategy. The following table presents the assumptions used for options granted:

	Years Ended December 31,
	2011	2010
Risk-free interest rate	0.48%-1.30%	1.44%
Expected life (year)	3.5	3.5
Expected volatility	38%-66%	49%
Weighted average fair value per option	$1.41-2.61	$2.24

A summary of options transactions during the year ended December 31, 2011 and 2010 is as follows:

			Weighted
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	(months)	Value
Outstanding at December 31, 2009	2,025,600	$7.5	57	$2,437,788
Granted	30,000	$6.0	34
Replaced				-
Exercised	-	$-		-
Cancelled or Forfeited	(687,200)	$7.6
Outstanding at December 31,2010	1,368,400	$7.2	-	$-
Nonvested as of December 31,2010	890,800	$7.6	42	$-
Exercisable as of December 31,2010	477,600	$7.0	33	$-

Granted	834,901	$4.8		$-
Exercised				$-
Cancelled or forfeited	(332,500)	$7.69		$-
Outstanding at December 31, 2011	1,870,801	$6.2	40	$-
Nonvested as of December 31, 2011	704,369	$6.54	35	$-
Exercisable as of December 31, 2011	1,166,432	$6.00	42	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $3.50 and $4.74 as of December 31, 2010 and 2009, which would have been received by the option holders had all option holders exercised their option awards as of that date. No options were exercised during the year ended December 31, 2011 and 2010.

Unvested share awards

The following table details the Company’s unvested share awards activity for fiscal 2010 and 2011:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Balance at January 1, 2010	1,883,100	$4.0
Granted	30,000	2.2
Replaced		-
Vested	(335,100)	4.0
Cancelled or Forfeited	(687,200)	4.0
Balance at December 31, 2010	890,800	$3.9
Granted	834,901	1.6
Replaced
Vested	(400,269)	2.85
Cancelled or Forfeited	(159,000)	4.02
Balance at December 31, 2011	1,166,432	$2.62

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

The weighted-average grant-date fair value of unvested share awards is the quoted market value of the Company’s common stock on the date of grant, as shown in the table above. The weighted-average grant date fair value of unvested share awards granted in fiscal 2011 and 2010 was $6.0 and $7.6, respectively.

As of December 31, 2011 and 2010, total unrecognized compensation costs related to unvested stock options and restricted shares was $2,380,145 and $2,635,380, respectively. Unvested stock options are expected to be recognized over a weighted average period of 2.51 years and 2.77years, respectively.

12. EQUITY TRANSACTIONS

On February 21, 2010, the Company entered into a securities purchase agreement with SAIF Partners III L.P., pursuant to which the Company issued a total of 1,564,945 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $10,000,000. The shares were priced at $6.39 per share. The shares were sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on November 16, 2009.

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

13. INCOME TAXES

As of December 31, 2011 and 2010 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months. There were no amounts recognized for interest and penalties in the consolidated statements of income for the two years ended December 31, 2011 and 2010.

The Company, through its VIE and VIE’s subsidiaries and affiliates, is governed by the Income Tax Laws of the PRC. Operations in the United States of America have incurred net accumulated operating losses of $15,000,000 as of December 31, 2011 for income tax purposes. However, a hundred percent allowance has been created on the deferred tax asset of $4,600,000 due to uncertainty of its realization.

For the two years ended December 31, 2011 and 2010, income tax expenses were as follows:

	Year Ended December 31,
	2011			2010
	Domestic		Foreign	Domestic		Foreign

	Federal	State	China	Federal	State	China
Current	-	-	$1,955,760	-	-	$2,070,106
Deferred						4,081
	-	-	$1,955,760	-	-	$2,074,187

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

The components of income tax expense consisted of the following:

Years Ended December 31,	2011		2010
Actual provision for income taxes	$1,955,760	10.32%	$2,070,106	9.79%
Changes in deferred income taxes:	-		-	-
Temporary differences		-	4,081	0.02%
Effect of exchange rate changes	-	-	-	-
Income tax expense	$1,955,760	10.32%	$2,074,187	9.81%

The effective income tax rates for the years ended December 31, 2011 and 2010 were approximately, 10.32% and 9.81%, respectively. The increase in effective income tax is primarily due to increase in statutory tax rate due to increase in pre-tax income.

For the new companies established in 2011, Anhui Transwiseway, Ningxia Transwiseway, Shanxi PKU, Sichuan PKU, Jiangsu UNISITS and Zhongjiao Huilian are subjected to a tax rate of 25% on the taxable income for PRC income tax purposes under the new EIT Law in 2011. Tianhao Zhitong is qualified as “software enterprises” located in Beijing and Shanghai, and are entitled to tax exemptions or preferential tax rates on the taxable income for PRC income tax purposes in 2011. Hebei Transwiseway, Hunan Transwiseway, Guizhou Transwiseway, ,PKU Chengdu Branch, PKU Shanxi Branch, Chongqing PKU, Shanghai PKU, Chongqing Jiaokai, Qianfang Hongxin, Xinjiang Zhangcheng, and Dajian Zhiton are subject to a tax rate of 25% on the taxable income for PRC income tax purposes under the new EIT Law in 2010 and 2011 . PKU, Beijing Transwiseway, UNISITS, Beijing UNISITS, and Hangzhou UNISITS, are qualify as “new or high-technology enterprises” and subject to a tax rate of 15% on the taxable income for PRC income tax purposes in 2010 and 2011. Beijing Tian Hao, Beijing Zhangcheng Science, Shanghai Yootu, Zhangcheng Media and the Group Company qualify as “software enterprises” located in Beijing and Shanghai, and are entitled to tax exemptions or preferential tax rates on the taxable income for PRC income tax purposes in 2010 and 2011. Henan UNISITS are subject to a special rate of 2.5% and 2.0% for its taxable revenue in 2010 and 2011 respectively.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate.

The tax effects of existing temporary differences that give rise to significant portions of deferred tax assets at December 31, 2011 and December 31, 2010 were as follows:

				Deferred Tax Assets
		Net operating loss	Amortization	Valuation	Net deferred
		carryforwards	0f Intangible	allowance	tax
			Assets		assets
December 31, 2011:
Foreign:
In RMB	¥		168,151	¥-	¥168,151
Exchange rate			0.1574	0.1574
In USD	$		26,467	$-	$26,467
Domestic :
In USD		$4,600,000		$(4,600,000)	$-

December 31, 2010:
Foreign:
In RMB	¥		168,151	¥-	¥168,151
Exchange rate			0.1517	0.1517
In USD	$		25,508	$-	$25,508
Domestic :
In USD		$4,600,000		$(4,600,000)	$-

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

The tax effects of temporary differences that result in significant portions of the deferred income tax assets and liabilities are as follows:

Years Ended December 31,		2011		2010
Deferred tax assets:	$		$
Amortization of intangible assets		26,467		25,508
Total deferred tax assets		26,467		25,508
Deferred tax liabilities:
Net deferred tax assets		$26,467		$25,508

For US companies, approximately $4,600,000 valuation allowance has been recorded against the deferred tax asset as of December 31, 2011 and 2010 as the Company believes that it is more likely than not that all deferred tax assets will be realized. For the China subsidiaries, no valuation allowance was recorded for the deferred tax asset generated from the temporary differences.

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

Years Ended December 31,	2011	2010
Statutory rate (PRC)	25.0%	25.0%
Permanent difference	(14.8)%	(15.2)%
Valuation allowance	-	-

Effective income tax rate	10.2%	9.8%

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

	Year ended December 31,
	2011	2010
Net income	$13,967,152	$15,469,158

Basic earnings per share:
Basic weighted average share outstanding	25,270,069	24,647,707

Basic earnings per common share	$0.55	$0.63

Diluted earnings per share:
Basic weighted average share outstanding	25,270,069	24,647,707
Effect of dilutive stock options and warrants	3,167	35,501
Diluted weighted average shares outstanding	25,273,236	24,683,208
Diluted earnings per common share	$0.55	$0.63

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

The following securities were not included in the computation of diluted net earnings per share as their effects would have been anti-dilutive.

	2011	2010
Options to purchase common stock	1,840,801	1,080,900

15. RELATED-PARTY TRANSACTIONS

Due To Related Parties

As of December 31, 2011 and 2010, Dajian Zhitong borrowed from two of its individual shareholders in the aggregated amount of RMB 384,482, or $60,517 and RMB 532,556, or $80,789, respectively, for general working capital needs. The borrowings do not bear interest and are payable on demand.

Due From Related Parties

On May 5, 2011, Beijing Transwiseway sold 25% equity interest in its subsidiary, Hunan Transwiseway, for an amount of RMB 1,250,000 (approximately $200,000) to Mr. Binsheng Guo, a related party. As of December 31, 2011, RMB 750,000 (approximately $ 120,000) has not been received.

Related-party transactions

During the years of 2011 and 2010, the subsidiaries of the Group Company (the Company’s VIE) have several transactions, which were eliminated during consolidation.

16. CONCENTRATION

Cash Concentration

All funds in US in a noninterest-bearing transaction account are insured in full by the United States Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of up to $250,000 available to depositors under the FDIC's general deposit insurance rules. As of December 31, 2011 and 2010, uninsured balances in US totaled zero and $497,777, respectively.

Customer Concentration

For the years ended December 31, 2011 and 2010, there were one and zero customer individually represents 10% or more of the Company's total revenue.

17. COMPREHENSIVE INCOME

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners. Comprehensive income and its components consist of the following:

Years Ended December 31,	2011	2010
Net income	$13,967,152	$15,469,158
Foreign currency translation adjustment	4,590,945	2,912,698
Comprehensive income	18,558,097	18,381,856

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

18. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company and its subsidiaries rent offices under several operating leases. Rent expenses for these offices totaled $1,922,586 and $ $1,591,931 for the years ended December 31, 2011 and 2010, respectively. The aggregate future minimum payments under these lease agreements over one year are as follows:

Year ending December 31,	Lease Commitments
2012	$1,563,279
2013	159,015
2014	11,151
Total	$1,733,445

Acquisition of UNISITS

On March 22, 2010, the Group Company acquired 30.85% equity interest in UNISITS. See Note 1 for more information.

Property and Equipment

The Company entered into an agreement with Taxi Association of City of Urumqi for installation of a global positioning system (“GPS”), control system. Pursuant to the agreement, the Company agreed to install GPS Control Terminals on 5,220 rental and taxi cars in the city of Urumqi in exchange for rights of interior or exterior advertisements on each taxi’s rear window, top light (LED display) and interior part. According to the agreement, the Company began to operate the system on October 1, 2007 for a period of 15 years. Costs incurred for installed terminals that have been inspected and accepted were recorded as Machinery and Equipment and are depreciated over a 7-year period. Costs incurred for uninstalled terminals and installed terminals t not yet inspected and accepted were recorded as work-in-progress.

In addition, on March 31, 2008, the Company signed the Agreement for Installation of Taxi GPS Monitoring System with the Urumqi City Transportation Bureau (the “Transportation Bureau”), which is the government supervisor of the Taxi Association of City of Urumqi. The agreement reconfirmed the Company’s responsibility for providing to the Transportation Bureau's Passenger Transport Office with equipment for LED-based GPS monitoring, network hardware, GPS monitoring platform, and LED-based information release platform and software in exchange for 15 years of taxi advertising rights. The Transportation Bureau further guarantees that the Company will be its exclusive cooperation partner for a period of 15 years. Such guaranty is irrevocable during the 15-year period.

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

Land

On April 15, 2011, the Group Company entered into a Land Development Compensation Framework Agreement (the “Framework Agreement”) with Beijing Strong Science Park Development Co., Ltd. ("Beijing Strong"), pursuant to which Beijing Strong agreed to complete the development of the land block with a site area of 48,900 square meters, located at Zhongguancun Innovation Park (the “C6-04 Land”) within one year after the date of the Framework Agreement. In exchange, the Group Company agreed to pay an aggregate of RMB 117,360,000 (approximately $18,000,000) to Beijing Strong, among which RMB 23,472,000 (approximately $3,700,000) must be paid on or before April 25, 2011. The Group Company intends to construct office buildings on the C6-04 Land for its own and its subsidiaries’ use to reduce its rental expenses over the long term. As of December 31, 2011, the Group Company has paid RMB 23,472,000 (approximately$3,700,000).

CHINA TRANSINFO TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

20. SUBSEQUENT EVENTS

On January 13, 2012, a PRC statutory audit report for UNISITS at and for the years ended December 31, 2011 and 2010 was issued by UNISITS’s local accounting firm with an unqualified opinion, in which the net income of UNISITS for the year ended December 31, 2011 exceeded the RMB 46.88 million performance target set forth in the Equity Transfer Agreements. In early April 2012, a cash balance of RMB 1.323 million and 348,581 shares of the Company’s common stock will be paid and released, respectively, in 2012 to the relevant parties listed on the Exhibit I’s to the Equity Transfer Agreements dated March 22, 2010.

On February 21, 2012, our board of directors received a preliminary, non-binding letter from our Chairman and Chief Executive Officer, Mr. Xia, which stated that Mr. Xia intends to acquire all of the outstanding shares of the Company’s common stock not currently owned by him in a going private transaction at a proposed price of $5.65 per share in cash. According to the proposal letter, the acquisition is intended to be financed with a combination of debt financing and equity financing. Mr. Xia currently beneficially owns approximately 27.85% of the Company’s common stock. On February 23, 2012, we announced that we had established a special committee to consider the proposal received from Mr. Xia and to evaluate any additional proposal that Mr. Xia may make. There can be no assurance that any proposal for such a transaction will be made, that any agreement will be approved or executed, or that any such transaction will be consummated.

On July 12, 2011, the Group Company entered into a government investment agreement (the “Investment Agreement”) with Zhongguancun Development Group (“Zhongguancun”), whereby Zhongguancun agreed, on behalf of Beijing Municipal Government, within a specified period of time, to contribute RMB 50 million (approximately $7.69 million) in cash to Beijing Transwiseway in exchange for a 10% equity interest of Beijing Transwiseway. The first installment of RMB 10 million (approximately $1.54 million) was paid by Zhongguancun on August 1, 2011. As a result, the Group Company retains a 53.80% ownership of Beijing Transwiseway while Beijing Marine, Zhongyuan Credit and Zhongguancun own 14.68%, 29.35% and 2.17% equity interest of Beijing Transwiseway, respectively. The second installment of RMB 20 million (approximately 3.15 million) was paid by Zhongguancun on December 31, 2011, and the capital increase was completed on January 12, 2012. As a result, the Group Company retains a 51.56% majority ownership of Beijing Transwiseway.

The Company has evaluated subsequent events through the date the financial statements were issued. Management does not believe there were any other subsequent events have occurred that would require further disclosure or adjustment to the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada on December 19, 2003 [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 10-KSB filed on March 31, 2005].

3.2	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on August 20, 2007. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on August 23, 2007].

3.3	Amended and Restated Bylaws of China TransInfo Technology Corp., adopted May 1, 2008. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on May 6, 2008].

4.1	Common Stock Purchase Warrant issued to Antaeus Capital, Inc., dated May 14, 2007 [Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 14, 2007].

10.1	Standard Contracts with Employees - Labor Contract between employees and Beijing Jinzhengdong Human Resources Consultant Co., Ltd. [Incorporated by reference to Exhibit 10.20 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.2	Labor Contract between Xia Shudong and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K filed on May 14, 2007].†

10.3	Labor Contract between Huang Danxia and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.22 to the registrant’s current report on Form 8-K filed on May 14, 2007].†

10.4	Labor Contract between Lai Zhibin and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.23 to the registrant’s current report on Form 8-K filed on May 14, 2007].†

10.5	Labor Contract between Zhang Zhiping and Beijing PKU Chinafront Technology Co., Ltd. [Incorporated by reference to Exhibit 10.24 to the registrant’s current report on Form 8-K filed on May 14, 2007].†

10.6	China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 6, 2008].†

10.7	China TransInfo Technology Corp. Independent Director’s Contract, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on May 6, 2008].†

10.8	Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Zhongsu Chen. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on May 6, 2008].†

10.9	Indemnification Agreement, dated as of May 1, 2008, by and between China TransInfo Technology Corp. and Dan Liu. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on May 6, 2008].†

10.10	Equity Transfer Agreement, dated May 22, 2008, by and among Beijing Marine Communication & Navigation Company, China TranWiseway Information Technology Co., Ltd. and Beijing PKU Chinafront High Technology Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 29, 2008].

10.11	Voting Agreement, by among China TransInfo Technology Corp., Karmen Investment Holdings Limited, Leguna Verde Investments Limited and SAIF Partners III L.P., dated July 17, 2008. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on July 18, 2008].

10.12	Cooperation Agreement, dated August 6, 2006, between Beijing PKU Chinafront Technology Co., Ltd. and Earth and Space College, Peking University. [Incorporated by reference to Exhibit 10.18 to the registrant’s current report on Form 8-K filed on May 14, 2007].

10.13	Loan Agreement, dated June 17, 2008, by and between China TransInfo Technology Corp. and Beijing Bank, Youyi Branch. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2008].

10.14	China TransInfo Technology Corp. Director Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 2, 2008].+

10.15	Indemnification Agreement, dated as of September 28, 2008, by and between China TransInfo Technology Corp. and Brandon Ho-Ping Lin. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 2, 2008].+

10.16	Exclusive Technical Development and Consulting Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., dated February 3, 2009. [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.17	Equity Pledge Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.18	Option Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.19	Power of Attorney, signed by Shudong Xia, dated February 3, 2009. [Incorporated by reference to Exhibit 10.10 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.20	Power of Attorney, signed by Zhiping Zhang, dated February 3, 2009. [Incorporated by reference to Exhibit 10.11 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.21	Power of Attorney, signed by Zhibin Lai, dated February 3, 2009. [Incorporated by reference to Exhibit 10.12 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.22	Power of Attorney, signed by Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.13 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.23	Operating Agreement, by and among Oriental Intra-Asia Entertainment (China) Limited, China TransInfo Technology Group Co., Ltd., Beijing PKU Chinafront High Technology Co., Ltd., Beijing Tian Hao Ding Xin Science and Technology Co., Ltd., Beijing Zhangcheng Culture and Media Co., Ltd., Beijing Zhangcheng Science and Technology Co., Ltd., China TranWiseway Information Technology Co., Ltd., Shanghai Yootu Information Technology Co., Ltd., Xinjiang Zhangcheng Science and Technology Co., Ltd., and Dalian Dajian Zhitong Information Service Co., Ltd., Shudong Xia, Zhiping Zhang, Zhibin Lai and Wei Gao, dated February 3, 2009. [Incorporated by reference to Exhibit 10.14 to the registrant’s current report on Form 8-K filed on February 6, 2009].

10.24	English Translation of Equity Transfer Agreement, by and between Shudong Xia and Unisplendour Corporation Limited, dated September 8, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 14, 2009].

10.25	Option Agreement, by and between Shudong Xia and China TransInfo Technology Group Co., Ltd., dated September 8, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on September 14, 2009].

10.26	English Translation of the Short-term Loan Agreement, by and between Beijing PKU Chinafront High Technology Co., Ltd. and Huaxia Bank, Zhichunlu Branch, dated September 29, 2009. [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

10.27	English Translation of Lease Agreement, by and between China TransInfo Technology Group Co., Ltd. and Beijing Weishi Hotel Management Co. Ltd., dated August 18, 2009. [Incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

10.28	English Translation of Acting in Concert Agreement, by and among China TransInfo Technology Group Co., Ltd. and four individual directors of Beijing UNISITS Technology Co. Ltd., dated September 2009. [Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on November 13, 2009].

10.29	English Translation of Equity Transfer Agreement, by and among the Group Company and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 26, 2010].

10.30	English Translation of Equity Transfer Agreement, by and among the Company, the Group Company, Shih Ming Holdings Limited and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 26, 2010].

10.31	English Translation of Equity Transfer Agreement, by and among the Company, the Group Company, Large Crown Holdings Limited and certain individual shareholders of UNISITS, dated March 22, 2010. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 26, 2010].

10.32	China TransInfo Technology Corp. Independent Director Contract, dated as of June 14, 2010, by and between China TransInfo Technology Corp. and Xingming Zhang [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 17, 2010].†

10.33	Indemnification Agreement, dated as of June 14, 2010, by and between China TransInfo Technology Corp. and Xingming Zhang [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 17, 2010].+

10.34	China TransInfo Technology Corp. Stock Option Agreement, dated as of June 14, 2010, by and between China TransInfo Technology Corp. and Xingming Zhang [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on June 17, 2010].†

10.35	Loan Agreement, dated June 21, 2010, by and between Beijing PKU Chinafront High Technology Co. and Bank of Beijing, Zhongguancun Branch [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 25, 2010].

10.36	English Translation of Loan Agreement, dated November 29, 2010, by and between China TranWiseway Technology Co., Ltd. and Zhongguancun Haidianyuan Branch of Bank of Beijing Co., Ltd [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 3, 2010].

10.37	Employment Agreement by and between China TransInfo Technology Corp. and Roger (Rong) Zhang, dated December 21, 2010 [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 28, 2010].†

10.38	Stock Option Agreement by and between China TransInfo Technology Corp. and Rong Zhang, dated January 3, 2011 [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 7, 2011].†

10.39	Employment Agreement by and between China TransInfo Technology Corp. and Shan Qu, dated January 26, 2011. [Incorporated by reference to Exhibit 10.54 to the registrant’s annual report on Form 10-K filed on March 29, 2011]†

10.40	Stock Option Agreement by and between China TransInfo Technology Corp. and Shan Qu, dated January 26, 2011. [Incorporated by reference to Exhibit 10.55 to the registrant’s annual report on Form 10-K filed on March 29, 2011]†

10.41	English Translation of China TransInfo Technology Group Co., Ltd. C6-04 Land Development Compensation Framework Agreement, dated April 15, 2011, by and between China TransInfo Technology Group Co., Ltd. and Beijing Strong Science Park Development Co., Ltd. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 21, 2011]

10.42	China TransInfo Technology Corp. Independent Director Contract, dated as of December 13, 2011, by and between China TransInfo Technology Corp. and Walter Teh Ming Kwauk. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 16, 2011] †

10.43	Indemnification Agreement, dated as of December 13, 2011, by and between China TransInfo Technology Corp. and Walter Teh Ming Kwauk. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on December 16, 2011] †

10.44	China TransInfo Technology Corp. Stock Option Agreement, dated as of December 13, 2011, by and between China TransInfo Technology Corp. and Walter Teh Ming Kwauk. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on December 16, 2011] †

21	Subsidiaries of the Company.*

23.1	Consent of BDO China Dahua CPA Co., Ltd, Independent Registered Public Accounting Firm.*

23.2	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.
† Represents management contract or compensatory plan or arrangement.