Form 10-Q
period 2012-03-31
China TransInfo Technology Corp.
filed 2012-05-15
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Yes [X]      No [   ]

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,270,069

PART I
FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

CHINA TRANSINFO TECHNOLOGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$31,832,178	$45,032,637
Restricted cash	4,703,288	3,560,246
Accounts receivable, net of allowance for doubtful accounts of $171,829 and $169,060, respectively	43,507,607	36,902,155
Inventories	5,493,449	5,993,121
Costs and estimated earnings in excess of billings on uncompleted contracts	55,430,507	42,917,900
Prepayments	7,682,784	8,828,290
Other receivables	18,032,086	15,636,967
Deferred tax assets	26,635	26,467
Total current assets	166,708,534	158,897,783

Long-term investments	11,084,600	10,638,712
Property and equipment, net	11,122,125	10,848,345
Long-term prepayment for land use right	3,717,965	3,694,493
Intangible assets, net	17,414,130	16,383,300
Goodwill	10,775,552	10,707,525
Other assets	408,646	337,258
Total assets	$221,231,552	$211,507,416

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$37,021,042	$29,010,462
Short-term borrowings from banks	6,001,047	7,791,300
Billings in excess of costs and estimated earnings on uncompleted contracts	14,448,150	12,760,278
Accrued liabilities and other current liabilities	6,384,121	12,043,530
Total current liabilities	63,854,360	61,605,570

Other long-term liability	27,086	-

Total liabilities	63,881,446	61,605,570

Commitments and contingencies

Stockholders' equity :
Common stock, par value $0.001 per share, 150,000,000 shares authorized, 25,270,069 and 25,270,069 issued and outstanding, respectively	25,270	25,270
Additional paid-in capital	53,191,622	51,484,878
Retained earnings	63,803,929	61,384,633
Accumulated other comprehensive income	10,454,222	9,618,689
Total China TransInfo Technology Corp Stockholders equity	127,475,043	122,513,470
Non-controlling interests	29,875,063	27,388,376

Total stockholders' equity	157,350,106	149,901,846

Total liabilities and stockholders' equity	$221,231,552	$211,507,416

See accompanying notes to condensed consolidated financial statements

CHINA TRANSINFO TECHNOLOGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$28,928,717	$36,499,159
Cost of sales	(19,346,112)	(26,106,038)
Gross profit	9,582,605	10,393,121
Total operating expenses	(6,937,046)	(6,321,059)
Income from operations	2,645,559	4,072,062
Non-operating income (expense):
Interest income	34,888	39,726
Interest expense	(109,464)	(250,573)
Subsidy income	646,001	195,626
Other income, net	153,008	75,476
Total non-operating income	724,433	60,255
Income before income taxes, non-controlling interests, and gain on equity investments in affiliates	3,369,992	4,132,317
Income taxes	(578,268)	(501,125)
Net income before non-controlling interests and gain on equity investments in affiliates net income	2,791,724	3,631,192
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	379,253	332,636
Net income before non-controlling interests	3,170,977	3,963,828
Non-controlling interests in net income of subsidiary	(751,681)	(996,552)
Net income	$2,419,296	$2,967,276
Weighted average number of shares of outstanding:
Basic	25,270,069	25,270,069
Diluted	25,280,702	25,273,542
Earnings per share -
Basic	$0.10	$0.12
Diluted	$0.10	$0.12
Comprehensive income
Net income including non-controlling interests	$3,170,977	$3,963,828
Translation adjustments	835,533	634,187
Comprehensive income	$4,006,510	$4,598,015
Comprehensive income attributable to non-controlling interests	$751,681	$996,552
Comprehensive income attributable to CTFO	$3,254,829	$3,601,463

See accompanying notes to condensed consolidated financial statements

CHINA TRANSINFO TECHNOLOGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,419,296	$2,967,276
Adjustments to reconcile net income to net cash used in operating activities:
Non-controlling interests	751,681	996,552
Depreciation and amortization expenses	671,583	652,129
Stock-based compensation	273,749	310,538
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	(379,253)	(332,636)
Dividends income	-	(14,693)
Loss on disposal of property and equipment	13,776	6,655
Allowance for doubtful accounts	1,699	-
(Increase) Decrease in assets:
Restricted cash	(1,123,252)	(1,192,248)
Accounts receivable	(6,388,792)	(4,785,754)
Inventories	539,106	(262,205)
Prepaid expenses and other current assets	1,204,353	1,467,418
Other receivables	(2,371,040)	(1,749,678)
Cost and estimated earnings in excess of billings on uncompleted contracts	(12,270,848)	(3,280,538)
Other assets	(69,418)	(228)
(Decrease) Increase in liabilities:
Accounts payable	7,846,033	(5,689,594)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,610,860	(2,288,006)
Accrued liabilities and other current liabilities	(2,156,519)	(3,115,251)
Other long-term liability	27,155	-
Net cash used in operating activities	$(9,399,831)	$(16,310,263)

See accompanying notes to condensed consolidated financial statements

CHINA TRANSINFO TECHNOLOGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from investing activities:
Proceeds from disposal of property and equipment	$750	$13,500
Purchases of property and equipment	(798,532)	(984,331)
Purchases of intangible assets	(1,029,261)	(211,214)
Payments for acquisition of companies	(210,092)	(201,334)
Dividends from equity or cost investees	-	14,693
Net cash used in investing activities	(2,037,135)	(1,368,686)

Cash flows from financing activities:
Proceeds from short-term borrowings	1,331,602	3,043,600
Payments of short-term borrowings	(3,176,000)	(4,641,490)
Non-controlling interest's capital contribution	-	190,225
Payment of dividends to non-controlling interests from subsidiaries	(238,200)	-
Net cash used in financing activities	(2,082,598)	(1,407,665)

Effect of foreign currency exchange translation	319,105	219,746

Net decrease in cash and cash equivalents	(13,200,459)	(18,866,868)

Cash and cash equivalents - beginning	45,032,637	43,916,597
Cash and cash equivalents - ending	$31,832,178	$25,049,729

Supplemental disclosures:
Interest paid	$109,464	$251,866
Income taxes paid	$569,751	$444,346

See accompanying notes to condensed consolidated financial statements

CHINA TRANSINFO TECHNOLOGY CORP.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	ORGANIZATION AND BUSINESS OPERATIONS

China TransInfo Technology Corp. is a leading provider of end-to-end intelligent transportation systems (“ITS”) and related comprehensive technology solutions servicing the transportation industry in China. The goal of the Company is to become the largest provider of intelligent transportation system products and related comprehensive technology solutions in China, as well as a major operator and provider of value-added ITS and location based services (“LBS”) to commercial clients and consumers in China. Substantially all of its operations is conducted through its Variable Interest Entities (“VIE”) that are PRC domestic companies owned principally or entirely by its PRC affiliates. Through its VIE, the Company is involved in developing multiple applications in highway ITS, urban ITS, commercial vehicles ITS plus LBS, and to a lesser degree, in digital city, and land and resource filling systems based on Geographic Information Systems (GIS), technologies which are used to service both the public and private sector.

China TransInfo Technology Corp., its subsidiaries and VIE hereinafter are collectively referred as the “Company.”

The Company’s primary focus is on providing end-to-end ITS solutions and related services to the transportation industry. The major products and services of the Company include:

Intelligent Transportation System

  Transportation Planning Information System

  Electronic Toll Collection (ETC)

  Passenger Flow Statistic, Detecting and Analysis System (TransPLE)

  Traffic Information Integration and Exchange Platform

  Traffic Emergency Command Center

  Transportation Hub Comprehensive Management Information System

  Intelligent Traffic Management Platform

  Intelligent Parking System

  Traffic Flow Surveying Solutions

  GIS-T (Transportation) Middleware

  Highway Electronics &Machinery (E&M) System Solution

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

  Plamcity Smart Phone Public Transport Information Service System

  Palmcity Website (http://www.palmcity.cn)

  Auto Energy-saving Analysis Service System

  D-TIPS Dynamic Transportation Information Processing and Prediction Service System

The Company also offers comprehensive solutions for transportation oriented GIS (“GIS-T”), covering transportation planning, design, construction, maintenance and operation.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company, its subsidiaries and VIEs have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Form 10-K.

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of the holding company, its subsidiaries, VIEs and VIEs’ majority owned subsidiaries, which are approximately 3% to 70% owned by non-controlling interests. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows for the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results could differ materially from those estimates.

Recently Issued Accounting Guidance

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

The Company’s restricted cash balance on March 31, 2012 and December 31, 2011 was $4,703,288 and $3,560,246, respectively. Restricted cash normally consists of cash deposited into third party banks with certain period of time restrictions for various business purposes, which may include contract performance bonds and registered capital bonds required by governmental authorities. The restrictions expire when the related obligations are fulfilled.

4.	COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The costs and estimated earnings on uncompleted contracts were as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Costs incurred on uncompleted contracts	$208,281,754	$202,676,181
Estimated earnings on uncompleted contracts	75,105,657	78,913,748
Total	283,387,411	281,589,929
Less – billings to date	(242,405,054)	(251,432,307)

Costs and estimated earnings on uncompleted contracts, net of billings in excess of costs and estimated earnings on uncompleted contracts	$40,982,357	$30,157,622

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Costs incurred on estimated earnings in excess of billings on uncompleted contracts	$55,430,507	$42,917,900
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,448,150)	(12,760,278)

Total	$40,982,357	$30,157,622

5.	NON-CONTROLLING INTERESTS

On July 12, 2011, a non-controlling interest, Zhongguancun Development Group (“Zhongguancun”), agreed to contribute RMB 50 million (approximately $7.69 million) in cash to the VIE, Beijing Transwiseway Information Technology Company (“Beijing Transwiseway”), in exchange for a 10% equity interest in Beijing Transwiseway. The first installment of RMB 10 million (approximately $1.54 million) was paid by Zhongguancun on August 1, 2011. As a result, China TransInfo Technology Group Co., Ltd. (the “Group Company”) retained a 53.80% equity interest in Beijing Transwiseway. The second installment of RMB 20 million (approximately $3.17 million) was completed on January 12, 2012 and the Group Company retains a 51.56% majority ownership of Beijing Transwiseway.

With effect of the subsidiary equity transaction, the Company recognized $1,735,006 increase in non-controlling interest in Beijing Transwiseway and the remaining $1,432,995 increase in additional paid-in capital for the three months ended March 31, 2012.

6.	LONG-TERM INVESTMENTS

The Company had the following long-term investments accounted under the equity method and cost method:

Equity and cost investments in affiliates consisted of the following:

Type	Equity Investee	Equity	March 31,	December 31,
		Investment	2012	2011
		Ownership	(Unaudited)
Equity	GanSu Ziguang Intelligent Transportation and Control	33.33%	$10,476,558	$9,989,657
Equity	ShanXi Ziguang Trans Technology Co., Ltd.	49.00%	83,509	122,214
Equity	Beijing Chinacommunications Unisplendour Technology Co. , Ltd.	30.00%	155,968	160,603
Sub-total			10,716,035	10,272,474
Cost	Wuhan Optic Times Technology Co., Ltd.	1.04%	226,005	224,578
Cost	ShanDong Hi-speed Information Engineering Co., Ltd.	5.00%	118,800	118,050
Cost	BeiJingZiguangYouma Technology Co., Ltd.	15.00%	23,760	23,610
Sub-total			368,565	366,238
Total			$11,084,600	$10,638,712

Summarized income statement information of significant equity investment in affiliates is as follows:

GanSu Ziguang Intelligent Transportation and Control
For the three months ended March 31, 2012
Net sales	$9,433,672
Gross Profit	2,055,466
Income from operations	1,636,226
Net income	$1,114,840

ShanXi Ziguang Trans Technology Co., Ltd.
For the three months ended March 31, 2012
Net sales	$11,216
Gross Profit	(2,493)
Income from operations	(2,859)
Net income	$(1,128)

Beijing Chinacommunications Unisplendour Technology Co. , Ltd.
For the three months ended March 31, 2012
Net sales	$393,100
Gross Profit	126,325
Income from operations	(131)
Net income	$539

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Intangible assets	$18,211,879	$17,084,194
Less: accumulated amortization	(797,749)	(700,894)
Intangible assets, net	$17,414,130	$16,383,300

Intangible assets as of March 31, 2012 and December 31, 2011 were as follows:

Net intangible assets	March 31, 2012	December 31, 2011
	(Unaudited)
Internal-use software	$7,485,904	$6,603,210
Purchased software	2,549,577	2,436,847
Software from acquisition	310,081	319,299
Software from investment	7,068,568	7,023,944
Total	$17,414,130	$16,383,300

The amortization expense for the three month ended March 31, 2012 and March 31, 2011 was $92,953 and $137,890, respectively.

8.	SHORT-TERM BORROWINGS FROM BANKS

On May 25, May 30 and June 15, 2011, Beijing PKU Chinafront High Technology Co., Ltd.(“PKU”) entered into three short-term loan agreements with Bank of Beijing, Zhongguancun Branch (“Zhongguancun Branch”), pursuant to which Zhongguancun Branch agreed to loan PKU an aggregate of RMB 25 million (approximately $3.94 million) as working capital. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the first withdrawal date, with the interest to be paid on a quarterly basis. The loan expires within 12 months of the date of the first withdrawal but may be renewed upon receipt of written consent from Zhongguancun Branch. A principal amount of RMB 5 million was paid off in 2011 and on March 31, 2012, a principal amount of approximately $3.17 million was outstanding.

On December 22, 2011, The Company’s VIE, Beijing Transwiseway, entered into a short-term loan agreement with Zhongguancun Haidianyuan Branch of Bank of Beijing ("Haidianyuan Branch"), pursuant to which Haidianyuan Branch agreed to loan Beijing Transwiseway a sum of RMB 30 million (approximately $4.72 million). The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the date of the first withdrawal of the principal, with the interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but may be renewed upon the written consent by Haidianyuan Branch. As of March 31, 2012, a principal amount of approximately $2.83 million was outstanding.

For the three months ended March 31, 2012 and 2011, interest expenses totaled $109,464 and $250,573, respectively, and the average interest rate was 7.08% and 5.87%, respectively.

9.	STOCK-BASED COMPENSATION

Stock Warrants

The Company issued warrants to Anteaus Capital, Inc., in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger related services on May 14, 2007, with an exercise price of $1.80 per share. These warrants will expire on May 13, 2014. As of March 31, 2012, warrants to purchase 5,555 shares were outstanding with the aggregate intrinsic value of $16,943 and the weighted-average remaining contractual term of 25 months.

Stock Options

There were no stock options granted during the three-month ended March 31, 2012.

The Company recorded compensation expense of $273,749 and $310,538 for the three months ended March 31, 2012 and 2011, respectively, in connection with the stock options disclosed above.

A summary of stock options transactions for the three months ended March 31, 2012 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual Term	Intrinsic
Stock Options	Shares	Exercise Price	(Months)	Value
Outstanding at January 1, 2012	1,870,801	$6.2	40	-
Granted	-	-	-	-
Exercised or converted	-	-	-	-
Forfeited or expired	(30,000)	5.09	-	-
Outstanding at March 31, 2012	1,840,801	$6.22	37	$45,900

Non-vested at March 31, 2012	1,129,876	$6.04	39	$40,575
Exercisable at March 31, 2012	710,925	$6.52	34	$5,325

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $4.85 as of March 31, 2012, which would have been received by the option holders had all option holders exercised their option awards as of that date. No options were exercised during the three months ended March 31, 2012.

During the three months ended March 31, 2012, stock options to purchase 36,556 shares were vested. Total unrecognized compensation costs related to unvested stock options were approximately $2,100,000 as of March 31, 2012. Unvested stock options are expected to be recognized over a weighted average period of 2.25 years.

10.	FAIR VALUE MEASURMENT

FASB ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and requires certain disclosures about fair value measurement. FASB ASC topic 820 also establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

Level 1 – Quoted unadjusted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in market that are not active, and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

Level 3 – Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The carrying value of financial instruments of the Company, included, cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivable, other current assets, short-term borrowings from banks, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts and other current liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company did not have any financial instruments classified at Level 2 or Level 3 of the fair value hierarchy as at March 31, 2012.

11.	INCOME TAXES

For the three months ended March 31, 2012 and 2011, income tax expenses were as follows:

	Three Months Ended March 31,
	2012			2011
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current	$-	$-	$578,268.00	$-	$-	$501,125.00
Deferred	-	-	-	-	-	-
	$-	$-	$578,268.00	$-	$-	$501,125.00

The Company, through its VIE and VIE’s subsidiaries and affiliates, is governed by the Income Tax Laws of the PRC. The PRC government has provided various incentives to domestic companies in the software industry in China in order to encourage development and growth of the industry. For the three months ended March 31, 2012, The Company enjoyed the same tax holidays as of last year.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate. Operations in the United States of America have incurred net accumulated operating losses of $15,000,000 as of March 31, 2012 and December 31, 2011 for income tax purposes. However, a valuation allowance has been established for the full amount of the deferred tax asset due to uncertainty of its realization.

During the three months ended March 31, 2012 and 2011, the effective income tax rate was estimated by the Company to be 17.2% and 12.1%, respectively.

12.	EARNINGS PER SHARE

For the three months ended March 31, 2012 and 2011, basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31
	(Unaudited)
	2012	2011
Net income	$2,419,296	$2,967,276
Weighted-average shares of common stock outstanding
Basic	25,270,069	25,270,069
Dilutive effect of warrants and stock options	10,633	3,473
Diluted	25,280,702	25,273,542

Basic earnings per common share	$0.10	$0.12
Diluted earnings per common share	$0.10	$0.12

13.	CONCENTRATION OF RISK

Cash

The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. All funds in US in a noninterest-bearing transaction account are insured in full by the United States Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States. This temporary unlimited coverage on US bank accounts is in addition to, and separate from, the coverage of up to $250,000 available to depositors under the FDIC's general deposit insurance rules. As of March 31, 2012 and December 31, 2011, the Company’s U.S. bank accounts are fully covered by the FDIC insurance.

Major Customers

The Company had two major customers that individually represented 10% or more of the Company’s total net sales during the three months ended March 31, 2012 and 2011. Total net sales of the top two customers for the three months ended March 31, 2012 and 2011 was as follows:

	Sales
	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
	Amount	% to total	Amount	% to total
Largest customer	4,509,110	16%	4,517,939	12%
Second largest customer	N/A	N/A	3,811,940	10%

No customer represented 10% or more of the Company’s accounts receivable balance as of March 31, 2012 and 2011.

Major Suppliers

The Company did not have any suppliers represented 10% of more of the Company’s total net purchases during the three months ended March 31, 2012 and 2011. No concentration risk is noted on the supply of the Company.

14.	COMMITMENTS AND CONTINGENCIES

Capital commitment

On April 15, 2011, the Group Company entered into a Land Development Compensation Framework Agreement (the “Framework Agreement”) with Beijing Strong Science Park Development Co., Ltd. ("Beijing Strong"), pursuant to which Beijing Strong agreed to complete the development of the land block with a site area of 48,900 square meters, located at Zhongguancun Innovation Park (the “C6-04 Land”) within one year after the date of the Framework Agreement. In exchange, the Group Company agreed to pay an aggregate of RMB 117,360,000 (approximately $18,000,000) to Beijing Strong, among which RMB 23,472,000 (approximately $3,700,000) was required be paid on or before April 25, 2011. The Group Company intends to construct office buildings on the C6-04 Land for its own and its subsidiaries’ use to reduce its rental expenses over the long term. The contract is cancellable, and, as of March 31, 2012, the Group Company has paid RMB 23,472,000 (approximately$3,700,000) for deposit.

Operating Lease

The rental expenses for the three months ended March 31, 2012 and 2011 were $ 397,892 and $388,531, respectively, under the lease agreements to lease office spaces for the Group, its subsidiary and VIEs in various locations in the PRC.

The aggregate future minimum payments under these lease agreements are as follows:

Year ending December 31,	Lease Commitments
2012	1,119,558
2013	183,458
2014	13,458
Total	$1,316,474

Pending Litigation

The Company and the members of its board of directors are named as defendants in purported class action lawsuits (the “Stockholder Actions”) brought in the Eighth Judicial District Court, Clark County, Nevada by several stockholders: Oswald Velz v. China TransInfo Technology Corp. et al., Case No. A-12-657022-C (filed February 24, 2012) and Tim Valles v. Shudong Xia et al. Case No. A-12-657443-C (filed March 1 , 2012) and Carl M. Domitrovich v. Shudong Xia et al. Case No. A-12-657740-C (filed March 6, 2012). The Stockholder Actions generally allege that the Company and all of its directors breached their fiduciary duties in connection with the receipt by the Company of a preliminary, non-binding proposal from Shudong Xia, the Company’s Chairman and Chief Executive Officer, to acquire all of the outstanding shares of our common stock not currently owned by him in a going private transaction at a proposed price of $5.65 per share in cash (the “Proposed Transaction”). The Stockholder Actions seek, among other things, to declare that the Proposed Transaction is unfair, unjust and inequitable, to enjoin the Company from taking any steps necessary to accomplish or implement the Proposed Transaction, and damages in the event the Proposed Transaction is consummated. Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the Company is probable or that an unfavorable outcome to the Company is remote. There is no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2011and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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
  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and
  “VIE” means our consolidated variable interest entities, including China TransInfo and its subsidiaries as depicted in our organization chart included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following discussion and analysis of our financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included herein and our consolidated financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2011.

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

First Quarter Financial Performance Highlights

We continued to experience consistent demand for our products and services during the first quarter of 2012, which resulted in sustained growth in our project backlog. In the first quarter of 2012, the Company won new contracts worth $57.85 million, compared to $13.44 million in the same period prior year. The transportation information industry in China is experiencing a rapid and continued development along with a sustained increase in the Chinese government and public demand for advanced transportation information products and services to support more effective and efficient transportation networks within China. This trend is supported by steady governmental spending in the transportation sector. We believe this trend will continue to benefit our business operations.

The following are some financial highlights for the first quarter of 2012:

  Net sales – Our net sales were approximately $28.93 million for the first quarter of 2012, a decrease of 20.74% from the same quarter of the previous year.

  Gross Margin – Gross margin was 33.12% for the first quarter of 2012, as compared to 28.47% for the same period in 2011.

  Operating Profit – Operating profit was approximately $2.65 million for the first quarter of 2012, a decrease of 35.03% from $4.07 million for the same quarter of the previous year.

  Net Income – Net income was approximately $2.42 million for the first quarter of 2012, a decrease of 18.47% from $2.97 million for the same quarter of the previous year.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we consider our estimates on revenue recognition, vendor allowances and amortization of intangibles to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended March 31, 2012.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$28,928,717	100.00%		$36,499,159	100.00%
Cost of sales	(19,346,112)	(66.88%	)	(26,106,038)	(71.53%	)
Gross profit	9,582,605	33.12%		10,393,121	28.47%
Total operating expenses	(6,937,046)	(23.98%	)	(6,321,059)	(17.32%	)
Income from operations	2,645,559	9.15%		4,072,062	11.15%
Non-operating income	724,433	2.50%		60,255	0.17%
Income before income taxes, non-controlling interests, and gain on equity investment	3,369,992	11.65%		4,132,317	11.32%
Income taxes	(578,268)	(2.00%	)	(501,125)	(1.37%	)

Net income before non-controlling interests and gain
on equity investments in affiliates	2,791,724	9.65%		3,631,192	9.95%
Gain on investments in affiliates due to proportional shares of the affiliates net income	379,253	1.31%		332,636	0.91%
Net income before non-controlling interests	3,170,977	10.96%		3,963,828	10.86%
Non-controlling interests in net income of subsidiary	(751,681)	(2.60%	)	(996,552)	(2.73%	)

Net income	$2,419,296	8.36%		$2,967,276	8.13%

Net Sales – Net sales decreased by $7.57 million, or 20.74%, to $28.93 million for the three months ended March 31, 2012, from $36.50 million during the same period of 2011. Approximately 95.25% of this decrease is attributable to the decrease of our transportation business in the first quarter of 2012. As compared to the same period of 2011, net sales of our transportation business decreased by approximately 20.52%. Such a decrease predominantly resulted from a temporary fluctuation of the execution process of existing contracts in our ITS business. Because our ITS business is conducted on a contract basis, progress towards contract completion could vary from quarter to quarter, which would affect our revenue recognition. However, we expect the demand for our products and services to be generally steady and consistent over the years.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
		% of Net		% of Net
	Net Sales	Sales	Net Sales	Sales
Transportation	$27,928,735	96.54%	$35,139,327	96.27%
Digital City	78,741	0.27%	6,363	0.02%
Land and resources	-	-	3,045	0.01%
Other	921,241	3.19%	1,350,424	3.70%
Net sales	$28,928,717	100.00%	$36,499,159	100.00%

Gross Profit – Our gross profit decreased approximately $0.81 million, or 7.80%, to approximately $9.58 million for the three months ended March 31, 2012, from approximately $10.39 million during the same period of 2011. Our gross profit decrease was mainly attributable to the decrease in revenue in the first quarter compared to the same period of prior year. However, our gross profit decrease was proportionally less than our revenue decrease from the same period of 2011 to 2012, which resulted in an increase in our gross margin by 4.65% from 28.47% during the same period of 2011 to 33.12% for the three months ended March 31, 2012. This increase in gross margin was mainly due to the projects we performed in the first quarter of 2012 required less purchased hardware and subcontracting services than the ones that we performed in the same period of prior year.

Total Operating Expenses – Most of our services and products are sold to the domestic Chinese market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a non-bid basis. We are often invited to bid on contracts through our professional relationships and are awarded recurring businesses. Historically, we did not incur high costs in our sales and marketing activities. We promoted our products through developments of professional contacts with various agencies and municipalities and through participation in industry trade exhibitions.

Our marketing expenses therefore were relatively low in comparison to our competitors who do not have a record of performance and brand recognition or well-established government contacts. Since 2011, we have enhanced our marketing efforts by organizing various industry trade exhibitions and conferences in order to further promote our corporate image and brand recognition within the transportation information industry in China.

Total operating expenses increased by $0.62 million, or 9.74%, to $6.94 million for the three months ended March 31, 2012, from $6.32 million during the same period of 2011. The increase is due to the following:

  Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.24 million, or 29.54%, to $1.06 million for the three months ended March 31, 2012, from $0.82 million during the same period of 2011. As a percentage of net sales, selling expenses increased to 3.68% for the three months ended March 31, 2012, from 2.25% during the same period of 2011. The increase of selling expenses was mainly attributable to the fact that the Company was more active in new contract bidding and as a result, incurred more expenses in connection with selling activities including travelling, lodging, and sales related administration. The increase in selling expenses as a percentage of net sales for the three months ended March 31, 2012 is mainly attributed to the fact that the Company won more new contracts, while the execution of existing contracts was relatively slower due to temporary fluctuations which resulted in lower revenue recognition as compared to the same period of prior year.

  Our general and administrative expenses were approximately $5.87 million (20.30% of total sales) and approximately $5.50 million (15.07% of total sales) for the three months ended March 31, 2012 and 2011, respectively. The increase in administrative expenses was mainly attributable to the development of Beijing Transwiseway’s commercial vehicle LBS business which resulted in higher labor and administration expenses compared to the same period of prior year.

Income Taxes – For the three months ended March 31, 2012, we recognized income tax expense of $0.58 million and effective tax rate of 17.16% while in the same period of 2011, we recognized income tax expense of $0.50 million and effective tax rate of 12.13% . We paid more income taxes with lower net sales mainly because some VIEs with relatively higher tax rates contributed more to the income before taxes than other VIEs with lower tax rates as compared to the same period of last year.

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

As of March 31, 2012, we had cash and cash equivalents (excluding restricted cash) of approximately $31.83 million and restricted cash of approximately $4.70 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(9,399,831)	$(16,310,263)
Net cash used in investing activities	(2,037,135)	(1,368,686)
Net cash used in financing activities	(2,082,598)	(1,407,665)
Effect of foreign currency translation	319,105	219,746
Net decrease in cash and cash equivalents	$(13,200,459)	$(18,866,868)

Operating Activities

Net cash used in operating activities was approximately $9.40 million for the three-month period ended March 31, 2012, while for the same period of 2011, we had approximately $16.31 million net cash used in operating activities. The decrease in the cash used in operating activities was mainly attributable to the decrease in cost and material input related to lower volume of project execution in the first quarter of 2012 compared to the same period of prior year. With respect to the main contributing factors of the $6.91 million decrease in net cash used, $13.54 million was attributable to the increase in accounts payables, offset by $0.55 million that was attributable to the reduction in net income due to the decrease in revenue, $1.60 million attributable to the change in cash flow from accounts receivable due to relatively slower collections, and $5.09 million attributable to the decrease in net billings, that is, the difference between cost and estimated earnings in excess of billings on uncompleted contracts (when our work was performed ahead of customer payments in some of our contracts per the contract payment terms) and billings in excess of costs and estimated earnings on uncompleted contracts (when we receive payments from clients ahead of cost and earnings realization).

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment, as well as intangible assets.

Net cash used in investing activities for the three-month period ended March 31, 2012 was approximately $2.04 million, which is an increase of approximately $0.67 million from net cash used in investing activities of approximately $1.37 million for the same period of 2011. The increase in the cash used in investing activities was mainly attributable to the increase in intangible assets related to the software development related to the National Public Safety Monitoring Platform for Passenger and Hazardous Material Carrying Vehicles.

Financing Activities

Net cash used in financing activities for the three-month period ended March 31, 2012 was approximately $2.08million, while for the same period of 2011 we had approximately $1.41 million net cash used in financing activities. This was attributable to the repayment of short-term in an amount of $1.84 million and a dividend payment of $0.24 million to the holders of the Company’s non-controlling interest for the three-month period ended March 31, 2012.

Financing Agreements

On January 19, 2011, our VIE, Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”) entered into a short-term loan agreement with Bank of Communications, Jiuxianqiao Branch (“Bank of Communications”), pursuant to which Bank of Communications has agreed to loan PKU a sum of RMB 20 million (approximately $3.15 million) for working capital use. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the actual launch day, with the interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal. As of December 31, 2011, a principal amount of approximately $3.15 million was outstanding. This loan was paid off in January 2012.

On May 25, May 30 and June 15, 2011, PKU entered into three short-term loan agreements with Bank of Beijing, Zhongguancun Branch (“Zhongguancun Branch”), pursuant to which Zhongguancun Branch agreed to loan PKU an aggregate of RMB 25 million (approximately $3.94 million) as working capital. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the first withdrawal date, with the interest to be paid on a quarterly basis. The loan expires within 12 months of the date of the first withdrawal but may be renewed upon receipt of written consent from Zhongguancun Branch. Under the terms of the loan agreements, PKU is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Zhongguancun Branch may demand immediate repayment of the principal and accrued interests upon the occurrence of an event of default that includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy. A principal amount of RMB 5 million was paid off in 2011 and on March 31, 2012, a principal amount of approximately $3.17 million was outstanding.

On December 22, 2011, our VIE, Beijing Transwiseway Information Technology Co., Ltd. (“Beijing Transwiseway”) entered into a short-term loan agreement with Zhongguancun Haidianyuan Branch of Bank of Beijing ("Haidianyuan Branch"), pursuant to which Haidianyuan Branch agreed to loan Beijing Transwiseway a sum of RMB 30 million (approximately $4.72 million). On December 23, 2011, February 6, 2012 and February 26, 2012, the withdrawal of RMB 17,885,400 (approximately $2.83 million) was completed. The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the date of the first withdrawal of the principal, with the interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but may be renewed upon the written consent by Haidianyuan Branch. Under the terms of the loan agreement, Beijing Transwiseway is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated and Haidianyuan Branch may demand immediate repayment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, material breach of representations and warranties by Beijing Transwiseway, and certain events of liquidation or bankruptcy. As of March 31, 2012, a principal amount of approximately $2.83 million was outstanding.

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

None

Seasonality

Our results of operations are affected by seasonality and we typically see lower sales during the first half than the second half of a year. Such seasonality is mainly caused by governmental seasonal budgeting activities and behaviors.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Rong Zhang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Rong Zhang concluded that as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition, except as follows:

The Company and the members of our board of directors are named as defendants in purported class action lawsuits (the “Stockholder Actions”) brought in the Eighth Judicial District Court, Clark County, Nevada by several stockholders: Oswald Velz v. China TransInfo Technology Corp. et al., Case No. A-12-657022-C (filed February 24, 2012), Tim Valles v. Shudong Xia et al. Case No. A-12-657443-C (filed March 1, 2012) and Carl M. Domitrovich v. Shudong Xia et al. Case No. A-12-657740-C (filed March 6, 2012). The Stockholder Actions generally allege that the Company and all of our directors breached their fiduciary duties in connection with the receipt by the Company of a preliminary, non-binding proposal from Shudong Xia, the Company’s Chairman and Chief Executive Officer, to acquire all of the outstanding shares of our common stock not currently owned by him in a going private transaction at a proposed price of $5.65 per share in cash (the “Proposed Transaction”). The Stockholder Actions seek, among other things, to declare that the Proposed Transaction is unfair, unjust and inequitable, to enjoin the Company from taking any steps necessary to accomplish or implement the Proposed Transaction, and damages in the event the Proposed Transaction is consummated.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following risk factor should be read in conjunction with that discussion. Except for the addition of this risk factor, there are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Our auditor, like other independent registered public accounting firms operating in China, is not inspected by the U.S. Public Company Accounting Oversight Board (the“PCAOB”), and as such, our investors currently do not have the benefits of PCAOB oversight.

Auditors of companies that are public in the U.S. must be registered with the PCAOB. US audit firms that are registered with the PCAOB are required by U.S. law to undergo regular inspection by the PCAOB to assess their compliance with professional auditing standards in connection with their audits of public company. Because our auditor is located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, the audit work and practices of our auditor, like other registered audit firms operating in China, is currently not inspected by the PCAOB.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, investors may be deprived of the benefits of PCAOB inspections.  Investors may also lose confidence in our reported financial information and procedures and the quality of our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended March 31, 2012 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

101

The following financial information from The China TransInfo Technology Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 15, 2012

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

101

The following financial information from The China TransInfo Technology Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.