Form 10-Q
period 2012-06-30
China TransInfo Technology Corp.
filed 2012-08-14
CIK 1081206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                   No [ X ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,270,069

PART I FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS. CHINA TRANSINFO TECHNOLOGY CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$26,933,703	$45,032,637
Restricted cash	4,935,448	3,560,246
Accounts receivable, net of allowance for doubtful accounts of $171,938 and $169,060, respectively	45,673,081	36,902,155
Inventories	4,934,799	5,993,121
Costs and estimated earnings in excess of billings on uncompleted contracts	58,945,007	42,917,900
Prepaid expenses and other current assets	12,871,862	8,828,290
Other receivables	22,574,993	15,636,967
Deferred tax assets	26,652	26,467
Total current assets	176,895,545	158,897,783

Long-term investments	11,076,931	10,638,712
Property and equipment, net	10,990,199	10,848,345
Long-term prepayment for land use right	3,720,312	3,694,493
Intangible assets, net	17,934,563	16,383,300
Goodwill	10,782,355	10,707,525
Other assets	397,497	337,258
Total assets	$231,797,402	$211,507,416

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$43,692,235	$29,010,462
Short-term borrowings from banks	7,433,539	7,791,300
Billings in excess of costs and estimated earnings on uncompleted contracts	11,790,011	12,760,278
Accrued liabilities and other current liabilities	10,109,118	12,043,530
Total current liabilities	73,024,903	61,605,570

Other long-term liabilities	27,104	-

Total liabilities	73,052,007	61,605,570

Commitments and contingencies

Stockholders' equity :
Common stock, par value $0.001 per share, 150,000,000 shares authorized, 25,270,069 and 25,270,069 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	25,270	25,270
Additional paid-in capital	53,463,342	51,484,878
Retained earnings	66,157,126	61,384,633
Accumulated other comprehensive income	10,538,273	9,618,689
Total China TransInfo Technology Corp Stockholders' equity	130,184,011	122,513,470
Non-controlling interests	28,561,384	27,388,376

Total stockholders' equity	158,745,395	149,901,846

Total liabilities and stockholders' equity	$231,797,402	$211,507,416

See accompanying notes to condensed consolidated financial statements

CHINA TRANSINFO TECHNOLOGY CORP. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Net sales	$60,336,018	$73,373,897	$31,407,301	$36,874,738
Cost of sales	(40,938,036)	(52,404,305)	(21,591,924)	(26,298,267)
Gross profit	19,397,982	20,969,592	9,815,377	10,576,471
Total operating expenses	(14,382,315)	(13,718,623)	(7,445,269)	(7,397,564)
Income from operations	5,015,667	7,250,969	2,370,108	3,178,907
Non-operating income (expense):
Interest income	232,450	86,343	197,562	46,617
Interest expense	(221,160)	(487,329)	(111,696)	(236,756)
Subsidy income	1,426,963	260,962	780,962	65,336
Other income, net	378,137	113,881	225,129	38,405
Total non-operating income	1,816,390	(26,143)	1,091,957	(86,398)
Income before income taxes, non-controlling interests, and gain on equity investments in affiliates net income	6,832,057	7,224,826	3,462,065	3,092,509
Income taxes	(1,140,449)	(862,935)	(562,181)	(361,810)
Net income before non-controlling interests and gain on equity investments in affiliates net income	5,691,608	6,361,891	2,899,884	2,730,699
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	734,443	1,355,985	355,190	1,023,349
Net income before non-controlling interests	6,426,051	7,717,876	3,255,074	3,754,048
Non-controlling interests in net income of subsidiary	(1,653,558)	(1,961,204)	(901,877)	(964,652)
Net income	$4,772,493	$5,756,672	$2,353,197	$2,789,396
Weighted average number of shares of outstanding:
Basic	25,270,069	25,270,069	25,270,069	25,270,069
Diluted	25,295,931	25,273,317	25,320,592	25,273,195
Earnings per share -
Basic	$0.19	$0.23	$0.09	$0.11
Diluted	$0.19	$0.23	$0.09	$0.11
Comprehensive income
Net income including non-controlling interests	$6,426,051	$7,717,876	$3,255,074	$3,754,048
Translation adjustments	919,584	2,117,495	84,051	1,483,308
Comprehensive income	$7,345,635	$9,835,371	$3,339,125	$5,237,356
Comprehensive income attributable to non-controlling interests	$1,653,558	$1,961,204	$901,877	$964,652
Comprehensive income attributable to CTFO	$5,692,077	$7,874,167	$2,437,248	$4,272,704

See accompanying notes to condensed consolidated financial statements

CHINA TRANSINFO TECHNOLOGY CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,772,493	$5,756,672
Adjustments to reconcile net income to net cash used in operating activities:
Non-controlling interests	1,653,558	1,961,204
Depreciation and amortization expenses	1,488,050	1,350,497
Stock-based compensation	545,468	634,040
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	(734,443)	(1,355,985)
Gain on disposal of portion equity of subsidiary to non-controlling interests	-	(40,479)
Dividends income	(18,689)	(14,782)
Loss on disposal of property and equipment	13,764	20,283
Allowance for doubtful accounts	1,698	-
Decrease (Increase) in assets:
Restricted cash	(1,351,684)	1,210,652
Accounts receivable	(8,523,325)	(8,272,988)
Inventories	1,101,317	(1,738,309)
Prepaid expenses and other current assets	(3,986,142)	731,880
Other receivables	(6,523,218)	(1,720,024)
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,743,049)	(3,942,025)
Other assets	(57,944)	(56,498)
Increase (Decrease) in liabilities:
Accounts payable	14,493,648	(2,270,555)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,060,512)	(4,461,510)
Accrued liabilities and other current liabilities	(734,239)	(794,710)
Other long-term liabilities	27,131	15,311
Net cash used in operating activities	$(14,636,118)	$(12,987,326)

See accompanying notes to condensed consolidated financial statements

CHINA TRANSINFO TECHNOLOGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from investing activities:
Proceeds from disposal of property and equipment	$6,070	$19,114
Purchases of property and equipment	(1,280,019)	(1,597,311)
Purchases of intangible assets	(1,740,114)	(651,593)
Payments for acquisition of companies	(209,907)	(202,565)
Payments for land use right	-	(3,593,798)
Dividends from equity or cost investees	-	14,782
Net cash used in investing activities	(3,223,970)	(6,011,371)

Cash flows from financing activities:
Proceeds from short-term borrowings	6,727,073	6,889,950
Payments of short-term borrowings	(7,139,700)	(9,263,155)
Non-controlling interests' capital contribution	79,330	6,698,563
Payment of dividends to non-controlling interests from subsidiaries	(237,990)	-
Net cash (used in)/provided by financing activities	(571,287)	4,325,358

Effect of foreign currency exchange translation	332,441	706,563

Net decrease in cash and cash equivalents	(18,098,934)	(13,966,776)

Cash and cash equivalents - beginning	45,032,637	43,916,597
Cash and cash equivalents - ending	$26,933,703	$29,949,821

Supplemental disclosures:
Interest paid	$228,095	$390,693
Income taxes paid	$1,056,027	$1,103,885

See accompanying notes to condensed consolidated financial statements

CHINA TRANSINFO TECHNOLOGY CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

CHINA TRANSINFO TECHNOLOGY CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On June 8, 2012, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with TransCloud Company Limited, a Cayman Islands exempted company with limited liability and indirectly wholly owned by Mr. Shudong Xia ("Parent"), TransCloud Acquisition, Inc., a Nevada corporation and a wholly owned, direct subsidiary of Parent ("Merger Sub"). Under the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent.

According to the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock will be converted automatically into the right to receive $5.80 in cash, without interest, excluding certain shares as provided in the Merger Agreement. The Merger remains subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including obtaining approval of the existing stockholders of the Company.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, copy of which has been filed as an Exhibit to our current report on Form 8-K dated June 8, 2012, and which is incorporated herein by reference.

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

CHINA TRANSINFO TECHNOLOGY CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

3. RESTRICTED CASH

The Company’s restricted cash balance on June 30, 2012 and December 31, 2011 was $4,935,448 and $3,560,246, respectively. Restricted cash normally consists of cash deposited into third party banks with certain period of time restrictions for various business purposes, which may include contract performance bonds and registered capital bonds required by governmental authorities. The restrictions expire when the related obligations are fulfilled.

CHINA TRANSINFO TECHNOLOGY CORP.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

 The costs and estimated earnings on uncompleted contracts were as follows:

	June 30,	December 31,
	2012	2011

Costs incurred on uncompleted contracts	$225,554,886	$202,676,181
Estimated earnings on uncompleted contracts	82,680,551	78,913,748
Total	308,235,437	281,589,929
Less – billings to date	(261,080,441)	(251,432,307)
Costs and estimated earnings on uncompleted contracts, net of billings in excess
of costs and estimated earnings on uncompleted contracts	$47,154,996	$30,157,622

The costs and estimated earnings on uncompleted contracts are included in the accompanying balance sheets under the following captions:

	June 30,	December 31,
	2012	2011

Costs incurred on estimated earnings in excess of billings on uncompleted contracts	$58,945,007	$42,917,900
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,790,011)	(12,760,278)
Total	$47,154,996	$30,157,622

5. NON-CONTROLLING INTERESTS

On July 12, 2011, a non-controlling interest, Zhongguancun Development Group (“Zhongguancun”), agreed to contribute RMB 50 million (approximately $7.69 million) in cash to Beijing Transwiseway Information Technology Company (“Beijing Transwiseway”), a VIE, in exchange for a 10% equity interest in Beijing Transwiseway. The first installment of RMB 10 million (approximately $1.54 million) was paid by Zhongguancun on August 1, 2011. As a result, China TransInfo Technology Group Co., Ltd. (the “Group Company”) retained a 53.80% equity interest in Beijing Transwiseway. The second installment of RMB 20 million (approximately $3.17 million) was completed on January 12, 2012 and the Group Company retains a 51.56% majority ownership of Beijing Transwiseway.

With the effect of the subsidiary equity transaction, the Company recognized $1,735,006 increase in non-controlling interest in Beijing Transwiseway and the remaining $1,432,995 increase in additional paid-in capital for the six months ended June 30, 2012.

On April 27, 2012, Beijing UNISITS Technology Co. Ltd. (“UNISITS”) approved a RMB 42,678,402 (approximately $6,800,000) dividend distribution to the shareholders. As a result, the Company recognized $2,294,431 decrease in non-controlling interest in UNISITS.

On June 5, 2012, Beijing Transwiseway formed a majority owned subsidiary, Hubei Transwiseway Information Technology Company (“Hubei Transwiseway”), and the non-controlling shareholder contributed RMB 500,000 (approximately $79,500). As a result, the Company recognized $79,500 increase in non-controlling interest in Beijing Transwiseway.

9

CHINA TRANSINFO TECHNOLOGY CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. LONG-TERM INVESTMENTS

The Company had the following long-term investments accounted under the equity method and cost method:

Equity and cost investments in affiliates consisted of the following:

Type	Equity Investee	Equity Investment Ownership	June 30, 2012	December 31, 2011
Equity	GanSu Ziguang Intelligent Transportation and Control	33.33%	$10,538,172	$9,989,657
Equity	ShanXi Ziguang Trans Technology Co., Ltd.	49.00%	84,163	122,214
Equity	Beijing Chinacommunications Unisplendour Technology Co. , Ltd.	30.00%	85,798	160,603
Sub-total			10,708,133	10,272,474
Cost	Wuhan Optic Times Technology Co., Ltd.	1.04%	226,148	224,578
Cost	ShanDong Hi-speed Information Engineering Co., Ltd.	5.00%	118,875	118,050
Cost	BeijingZiguang Youma Technology Co., Ltd.	15.00%	23,775	23,610
Sub-total			368,798	366,238
Total			$11,076,931	$10,638,712

Summarized income statement information of equity investment in affiliates is as follows:

GanSu Ziguang Intelligent Transportation and Control

	Three months	Six months
	Ended	Ended
	June 30, 2012	June 30, 2012
Net sales	$9,077,213	$18,510,885
Gross Profit	2,277,469	4,332,935
Income from operations	2,073,200	3,709,426
Net income	$1,434,558	$2,549,398

ShanXi Ziguang Trans Technology Co., Ltd.
	Three months	Six months
	Ended	Ended
	June 30, 2012	June 30, 2012
Net sales	$4,615	$15,831
Gross Profit	4,371	1,878
Income from operations	4,439	1,580
Net income	$1,231	$103

Beijing Chinacommunications Unisplendour Technology Co. , Ltd.

	Three months	Six months
	Ended	Ended
	June 30, 2012	June 30, 2012
Net sales	$33,346	$426,446
Gross Profit	(220,373)	(94,048)
Income from operations	(234,923)	(235,054)
Net income	$(235,002)	$(234,463)

CHINA TRANSINFO TECHNOLOGY CORP. Notes to Condensed Consolidated Financial Statements (Unaudited)

7. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2012	December 31, 2011
Intangible assets	$18,933,673	$17,084,194
Less: accumulated amortization	(999,110)	(700,894)
Intangible assets, net	$17,934,563	$16,383,300

Intangible assets as of June 30, 2012 and December 31, 2011 were as follows:

Net intangible assets	June 30, 2012	December 31, 2011
Internal-use software	$8,125,542	$6,603,210
Purchased software	2,436,967	2,436,847
Software from acquisition	299,023	319,299
Software from investment	7,073,031	7,023,944
Total	$17,934,563	$16,383,300

The amortization expense was $201,019 and $144,007 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and June 30, 2011 was $293,972 and $281,897, respectively.

8. SHORT-TERM BORROWINGS FROM BANKS

On June 21, 2012, UNISITS entered into a short-term loan agreement with Qinghuayuan Branch of Bank of Beijing (“Qinghuayuan Branch”), pursuant to which Qinghuayuan Branch agreed to loan UNISITS a sum of RMB 10 million (approximately $1.60 million). The loan has an annual interest rate equal to 1% above the benchmark interest rate, a standard rate announced by the People's Bank of China, as of the date of the first withdrawal of the principal, with the interest to be paid on a quarterly basis. The loan expires within 6 months from the first withdrawal date of June 25, 2012 to December 24, 2012. As of June 30, 2012, a principal amount of approximately $0.79 million was outstanding.

On May 30, 2012, UNISITS entered into a short-term loan agreement with Dayuncun Branch of Merchants Bank (“Dayuncun Branch”), pursuant to which Dayuncun Branch agreed to loan UNISITS a sum of RMB 10 million (approximately $1.60 million). The loan has an annual interest rate equal to 5% above the benchmark interest rate, a standard rate announced by the People's Bank of China, with the interest to be paid on a quarterly basis. The loan expires on December 23, 2012. As of June 30, 2012, a principal amount of approximately $1.59 million was outstanding.

On April 1, 2012, Beijing PKU Chinafront High Technology Co., Ltd.(“PKU”) entered into a short-term loan agreement with Bank of Beijing, Haidianyuan Branch (“Haidianyuan Branch”), pursuant to which Haidianyuan Branch agreed to loan PKU an aggregate of RMB 15 million (approximately $2.40 million) as working capital. The loan has an annual interest rate equal to 20% above the benchmark interest rate, a standard rate announced by the People's Bank of China, as of the first withdrawal date, with the interest to be paid on a monthly basis. The loan expires within 12 months after the date of the first withdrawal but may be renewed upon the written consent by Haidianyuan Branch. As of June 30, 2012, a principal amount of approximately $2.22 million was outstanding.

On December 22, 2011, Beijing Transwiseway, entered into a short-term loan agreement with Haidianyuan Branch, pursuant to which Haidianyuan Branch agreed to loan Beijing Transwiseway a sum of RMB 30 million (approximately $4.72 million). The loan has an annual interest rate equal to 10% above the benchmark interest rate, a standard rate announced by the People's Bank of China, as of the date of the first withdrawal of the principal, with the interest to be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but may be renewed upon the written consent by Haidianyuan Branch. As of June 30, 2012, a principal amount of approximately $2.83 million was outstanding.

The interest expenses were $111,696 and $236,756 for the three months ended June 30, 2012 and 2011, respectively, and the average interest rate was 7.24% and 6.00%, respectively. For the six months ended June 30, 2012 and 2011, interest expenses totaled $221,160 and $487,329, respectively, and the average interest rate was 7.15% and 5.84%, respectively.

CHINA TRANSINFO TECHNOLOGY CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. STOCK-BASED COMPENSATION

Stock Warrants

The Company issued warrants to Anteaus Capital, Inc., in aggregate, to purchase 277,778 shares of the Company’s common stock in connection with merger related services on May 14, 2007, with an exercise price of $1.80 per share. These warrants will expire on May 13, 2014. As of June 30, 2012, warrants to purchase 5,555 shares were outstanding with the aggregate intrinsic value of $20,831 and the weighted-average remaining contractual term of 22 months.

Stock Options

There were no stock options granted during the six-month period ended June 30, 2012.

The Company recorded compensation expense of $271,719 and $323,502 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, compensation expenses totaled $545,468 and $634,040, respectively, in connection with the stock options disclosed below.

A summary of stock options transactions for the six months ended June 30, 2012 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic
Stock Options	Shares	Price	(Months)	Value
Outstanding at January 1, 2012	1,870,801	$6.2	40	-
Granted	-	-	-	-
Exercised or converted	-	-	-	-
Forfeited or expired	(57,000)	6.32	-	-
Outstanding at June 30, 2012	1,813,801	$6.20	34	$671,731

Non-vested at June 30, 2012	1,061,319	$6.04	36	$455,484
Exercisable at June 30, 2012	752,482	$6.43	31	$216,247

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $5.55 as of June 30, 2012, which would have been received by the option holders had all option holders exercised their option awards as of that date. No options were exercised during the six months ended June 30, 2012.

During the six months ended June 30, 2012, stock options to purchase 78,113 shares were vested. Total unrecognized compensation costs related to unvested stock options were approximately $1,800,000 as of June 30, 2012. Unvested stock options are expected to be recognized over a weighted average period of 2.01 years.

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

CHINA TRANSINFO TECHNOLOGY CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Level 3 – Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The carrying value of financial instruments of the Company, included, cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivable, other current assets, short-term borrowings from banks, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts and other current liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company did not have any financial instruments classified at Level 2 or Level 3 of the fair value hierarchy as at June 30, 2012.

11. INCOME TAXES

For the three months and six months ended June 30, 2012 and 2011, income tax expenses were as follows:

	Three Months Ended June 30,
	2012			2011
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current	$-	$-	$562,181	$-	$-	$361,810
Deferred	-	-	-	-	-	-
	$-	$-	$562,181	$-	$-	$361,810

	Six Months Ended June 30,
	2012			2011
	Domestic		Foreign	Domestic		Foreign
	Federal	State	China	Federal	State	China
Current	$-	$-	$1,140,449	$-	$-	$862,935
Deferred	-	-	-	-	-	-
	$-	$-	$1,140,449	$-	$-	$862,935

The Company, through its VIE and VIE’s subsidiaries and affiliates, is governed by the Income Tax Laws of the PRC. The PRC government has provided various incentives to domestic companies in the software industry in China in order to encourage development and growth of the industry. For the six months ended June 30, 2012, the Company enjoyed the same tax holidays as of last year.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred assets are reduced by a valuation allowance when deemed appropriate. Operations in the United States of America have incurred net accumulated operating losses of $15,000,000 as of June 30, 2012 and December 31, 2011 for income tax purposes. However, a valuation allowance has been established for the full amount of the deferred tax asset due to uncertainty of its realization.

The effective tax rate was estimated by the Company to be 16.24% and 11.70% for the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, the effective income tax rate was estimated by the Company to be 16.69% and 11.94%, respectively.

CHINA TRANSINFO TECHNOLOGY CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. EARNINGS PER SHARE

For the three months and six months ended June 30, 2012 and 2011, basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$2,353,197	$2,789,396	$4,772,493	$5,756,672

Weighted-average shares of common stock outstanding
Basic	25,270,069	25,270,069	25,270,069	25,270,069
Dilutive effect of warrants and stock options	50,523	3,126	25,862	3,248
Diluted	25,320,592	25,273,195	25,295,931	25,273,317

Basic earnings per common share	$0.09	$0.11	$0.19	$0.23

Diluted earnings per common share	$0.09	$0.11	$0.19	$0.23

13. CONCENTRATION OF RISK

Cash

The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. All funds in US are in a non-interest-bearing transaction account which are insured in full by the United States Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States. This temporary unlimited coverage on US bank accounts is in addition to, and separate from, the coverage of up to $250,000 available to depositors under the FDIC's general deposit insurance rules. As of June 30, 2012 and December 31, 2011, the Company’s U.S. bank accounts are fully covered by the FDIC insurance.

Major Customers

The Company had one major customer that individually represented 10% or more of the Company’s total net sales during the three months ended June 30, 2012 and 2011, respectively. The Company had nil and one major customer that individually represented 10% or more of the Company’s total net sales during the six months ended June 30, 2012 and 2011, respectively. No customer represented 10% or more of the Company’s accounts receivable balance as of June 30, 2012 and 2011.

Major Suppliers

The Company did not have any suppliers represented 10% of more of the Company’s total net purchases during both the three months ended and the six months ended June 30, 2012 and 2011. No concentration risk is noted on the suppliers of the Company.

CHINA TRANSINFO TECHNOLOGY CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. COMMITMENTS AND CONTINGENCIES

Capital commitment

On April 15, 2011, the Group Company entered into a Land Development Compensation Framework Agreement (the “Framework Agreement”) with Beijing Strong Science Park Development Co., Ltd. ("Beijing Strong"), pursuant to which Beijing Strong agreed to complete the development of the land block with a site area of 48,900 square meters, located at Zhongguancun Innovation Park (the “C6-04 Land”). In exchange, the Group Company agreed to pay an aggregate of RMB 117,360,000 (approximately $18,000,000) to Beijing Strong, among which RMB 23,472,000 (approximately $3,700,000) was required be paid on or before April 25, 2011. The Group Company intends to construct office buildings on the C6-04 Land for its own and its subsidiaries’ use to reduce its rental expenses over the long term. The contract is cancellable, and, as of June 30, 2012, the Group Company has paid RMB 23,472,000 (approximately $3,700,000) for deposit.

Operating Lease

The rental expense was $361,231 and $388,690 for the three months ended June 30, 2012 and 2011 respectively. For the six months ended June 30, 2012 and 2011 were $759,123 and $777,221, respectively, under the lease agreements to lease office spaces for the Group Company, its subsidiary and VIEs at various locations in the PRC.

The aggregate future minimum payments under these lease agreements are as follows:

Year ending December 31,	Lease Commitments
2012	$822,842
2013	204,876
2014	11,406
Total	$1,039,124

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

On July 13, 2012, these three class action complaints were consolidated into one amended class action complaint, In Re China TransInfo Technology Corp. Shareholders’ Litigation, Consolidated Case No. A-12-657022-B, filed in the Eighth Judicial District Court and against the members of the board of directors of the Company and certain other parties to the Proposed Transaction. Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the Company is probable or that an unfavorable outcome to the Company is remote. There is no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Second Quarter Financial Performance Highlights

We continued to experience consistent demand for our products and services during the second quarter of 2012, which resulted in sustained growth in our project backlog. In the second quarter of 2012, the Company won new contracts worth $53.97 million, compared to $35.53 million in the same period prior year. The transportation information industry in China is experiencing a continued development along with a sustained increase in the Chinese government and public demand for advanced transportation information products and services to support more effective and efficient transportation networks within China. This trend is supported by steady governmental spending in the transportation sector. We believe this trend will continue to benefit our business operations.

The following are some financial highlights for the second quarter of 2012:

  Net sales – Our net sales were approximately $31.41 million for the second quarter of 2012, a decrease of 14.83% for the same quarter of the previous year.

  Gross Margin – Gross margin was 31.25% for the second quarter of 2012, as compared to 28.68% for the same period in 2011.

  Operating Profit – Operating profit was approximately $2.37 million for the second quarter of 2012, a decrease of 25.44% from $3.18 million for the same quarter of the previous year.

  Net Income – Net income was approximately $2.35 million for the second quarter of 2012, a decrease of 15.64% from $2.79 million for the same quarter of the previous year.

Critical Accounting Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we consider our estimates on revenue recognition, vendor allowances and amortization of intangibles to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these estimates in the three months ended June 30, 2012.

Recently Issued Accounting Guidance

See Note 2 to condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$31,407,301	100.00%		$36,874,738	100.00%
Cost of sales	(21,591,924)	(68.75%	)	(26,298,267)	(71.32%	)
Gross profit	9,815,377	31.25%		10,576,471	28.68%
Total operating expenses	(7,445,269)	(23.71%	)	(7,397,564)	(20.06%	)
Income from operations	2,370,108	7.54%		3,178,907	8.62%
Non-operating income (expenses)	1,091,957	3.48%		(86,398)	(0.23%	)
Income before income taxes, non-controlling interests, and
gain on equity investment in affiliates net income	3,462,065	11.02%		3,092,509	8.39%
Income taxes	(562,181)	(1.79%	)	(361,810)	(0.98%	)

Net income before non-controlling interests and gain on equity investments in affiliates net income	2,899,884	9.23%		2,730,699	7.41%
Gain on equity investments in affiliates due to proportional
shares of the affiliates net income	355,190	1.13%		1,023,349	2.78%
Net income before non-controlling interests	3,255,074	10.36%		3,754,048	10.19%
Non-controlling interests in net income of subsidiary	(901,877)	(2.87%	)	(964,652)	(2.62%	)

Net income	$2,353,197	7.49%		$2,789,396	7.57%

Net Sales – Net sales decreased by $5.47 million, or 14.83%, to $31.41 million for the three months ended June 30, 2012, from $36.87 million during the same period of 2011. Approximately 82.76% of this decrease is attributable to the decrease of our transportation business in the second quarter of 2012. As compared to the same period of 2011, net sales of our transportation business decreased by approximately 13.18% . Such a decrease predominantly resulted from a temporary fluctuation of the execution process of existing contracts in our ITS business. Because our ITS business is conducted on a contract-by-contract basis, progress towards contract completion could vary from quarter to quarter, which would affect our revenue recognition. However, we expect the demand for our products and services to be generally steady and consistent over the years.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
		% of Net		% of Net
	Net Sales	Sales	Net Sales	Sales
Transportation	$29,815,718	94.93%	$34,340,629	93.12%
Digital City	1,144,867	3.65%	1,293,403	3.51%
Land and resources	4,863	0.02%	44,010	0.12%
Other	441,853	1.40%	1,196,696	3.25%
Net sales	$31,407,301	100.00%	$36,874,738	100.00%

Gross Profit – Our gross profit decreased approximately $0.76 million, or 7.20%, to approximately $9.82 million for the three months ended June 30, 2012, from approximately $10.58 million during the same period of 2011. Our gross profit decrease was mainly attributable to the decrease in net sales of our ITS business. However, our gross profit decrease was proportionally less than our revenue decrease from the same period of 2011 to 2012 and our gross profit as a percentage of net sales increased 2.57% from 28.68% during the same period of 2011 to 31.25% for the three months ended June 30, 2012. The increase in gross margin was mainly due to the transportation projects we carried out were more cost effective as a result of improvements in hardware purchasing practice and labor management in these projects.

Total Operating Expenses – We sell most of our services and products to the domestic Chinese market through contracts commissioned by the Chinese government. Various government entities and agencies either invite us to bid for a specific contract or award a contract to us on a non-bid basis. We are often invited to bid on contracts through our professional relationships and are awarded recurring businesses. Historically, we did not incur high costs in our sales and marketing activities. We promoted our products through developments of professional contacts with various agencies and municipalities and through participation in industry trade exhibitions.

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

Total operating expenses increased by $0.05 million, or 0.64%, to $7.45 million for the three months ended June 30, 2012, from $7.40 million during the same period of 2011. The increase is due to the following:

  Our selling expenses including sales representative commissions, promotion fees and marketing expenses, increased approximately $0.35 million, or 36.49%, to $1.30 million for the three months ended June 30, 2012, from $0.96 million during the same period of 2011. The increase in selling expenses was mainly attributable to our enhanced efforts in bidding for new contracts. Combined with our lower net sales recognized for the three months ended June 30, 2012, selling expenses as a percentage of net sales for the three months ended June 30, 2012 increased to 4.15% from 2.59% during the same period of 2011.

  Our general and administrative expenses were approximately $6.14 million (19.55% of total sales) and approximately $6.44 million (17.47% of total sales) for the three months ended June 30, 2012 and 2011, respectively. The decrease in administrative expenses was mainly attributable to the fact that we incurred less sales related bonus payment for the three months ended June 30, 2012, compared to the same period of prior year.

Income Taxes – For the three months ended June 30, 2012, we recognized income tax expense of $0.56 million and effective tax rate of 16.24% while in the same period of 2011, we recognized income tax expense of $0.36 million and effective tax rate of 11.70% . The increase in the income tax expense was mainly due to some VIEs with relatively higher tax rates contributed more to the income before taxes than other VIEs with lower tax rates, which also resulted in higher effective tax rate as compared to the same period of last year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth selected items from our unaudited condensed consolidated statements of income by dollar and as a percentage of our net sales for the periods indicated:

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
		% of			% of
	Amount	Net Sales		Amount	Net Sales
Net sales	$60,336,018	100.00%		$73,373,897	100.00%
Cost of sales	(40,938,036)	(67.85%	)	(52,404,305)	(71.42%	)
Gross profit	19,397,982	32.15%		20,969,592	28.58%
Total operating expenses	(14,382,315)	(23.84%	)	(13,718,623)	(18.70%	)
Income from operations	5,015,667	8.31%		7,250,969	9.88%
Non-operating income (expenses)	1,816,390	3.01%		(26,143)	(0.04%	)
Income before income taxes, non-controlling interests, and gain on equity investments in affiliates net income	6,832,057	11.32%		7,224,826	9.84%
Income taxes	(1,140,449)	(1.89%	)	(862,935)	(1.18%	)

Net income before non-controlling interests and gain on equity investments in affiliates net income	5,691,608	9.43%		6,361,891	8.66%
Gain on equity investments in affiliates due to proportional shares of the affiliates net income	734,443	1.22%		1,355,985	1.85%
Net income before non-controlling interests	6,426,051	10.65%		7,717,876	10.51%
Non-controlling interests in net income of subsidiary	(1,653,558)	(2.74%	)	(1,961,204)	(2.67%	)

Net income	$4,772,493	7.91%		$5,756,672	7.84%

Net Sales – Net sales decreased by $13.04 million, or 17.77%, to $60.34 million for the six months ended June 30, 2012, from $73.37 million during the same period of 2011. Approximately 90.01% of this decrease is attributable to the decrease of our transportation business for the six months ended June 30, 2012. As compared to the same period of 2011, net sales of our transportation business decreased by approximately 16.89% . Such a decrease predominantly resulted from a temporary fluctuation of the execution process of existing contracts in our ITS business. Because our ITS business is conducted by contract basis, progress towards contract completion could vary from quarter to quarter, which would affect our revenue recognition. However, we expect the demand for our products and services to be generally steady and consistent over the years.

The following table illustrates the revenues from the major Chinese government sectors and regulated industries in which we sell our products and services for the periods indicated. The table also provides the percentage of total revenues represented by each listed sector.

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
		% of Net		% of Net
	Net Sales	Sales	Net Sales	Sales
Transportation	$57,744,453	95.70%	$69,479,956	94.69%
Digital City	1,223,609	2.03%	1,299,766	1.77%
Land and resources	4,863	0.01%	47,055	0.06%
Other	1,363,093	2.26%	2,547,120	3.48%
Net sales	$60,336,018	100.00%	$73,373,897	100.00%

Gross Profit – Our gross profit decreased approximately $1.57 million, or 7.49%, to approximately $19.40 million for the six months ended June 30, 2012, from approximately $20.97 million during the same period of 2011. Our gross profit decrease was mainly attributable to the decrease of sales during the six months ended June 30, 2012. However, our gross profit decrease was proportionally less than our revenue decrease from the same period of 2011 to 2012 and our gross profit as a percentage of net sales increased 3.57% from 28.58% to 32.15% . This increase in gross margin was mainly due to the transportation projects that we carried out were more cost effective due to the improvement in hardware purchase practice and labor management achieved in these projects.

Total Operating Expenses – Total operating expenses increased by $0.66 million, or 4.84%, to $14.38 million for the six months ended June 30, 2012, from $13.72 million during the same period of 2011. The increase is due to the following:

  Our selling expenses increased approximately $0.59 million, or 33.28%, to $2.37 million for the six months ended June 30, 2012, from $1.78 million during the same period of 2011. The increase of selling expenses was mainly attributable to our enhanced efforts in bidding for new contracts. Combined with our lower net sales recognized for the six months ended June 30, 2012, selling expenses as a percentage of net sales for the six months ended June 30, 2012 increased to 3.93% from 2.42% during the same period of 2011.

  Our general and administrative expenses were approximately $12.01 million (19.91% of total sales) and approximately $11.94 million (16.27% of total sales) for the six months ended June 30, 2012 and 2011, respectively. Our general and administrative expenses for the six months ended June 31, 2012 were relatively stable compared to the same period of the prior year. However, the increase of general and administrative expenses as a percentage of net sales was mainly attributable to the lower net sales recognized for the six months ended June 30, 2012 compared to the same period of prior year.

Income Taxes – For the six months ended June 30, 2012, we recognized income tax expense of $1.14 million and effective tax rate of 16.69% while in the same period of 2011, we recognized income tax expense of $0.86 million and effective tax rate of 11.94% . The increase in the income tax expense was mainly due to some VIEs with relatively higher tax rates contributed more to the income before taxes than other VIEs with lower tax rates, which also resulted in higher effective tax rate compared to the same period of last year.

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

As of June 30, 2012, we had cash and cash equivalents (excluding restricted cash) of approximately $26.93 million and restricted cash of approximately $4.94 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

Cash Flow

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(14,636,118)	$(12,987,326)
Net cash used in investing activities	(3,223,970)	(6,011,371)
Net cash (used in) / provided by financing activities	(571,287)	4,325,358
Effect of foreign currency exchange translation	332,441	706,563
Net decrease in cash and cash equivalents	(18,098,934)	$(13,966,776)

Operating Activities

Net cash used in operating activities was approximately $14.64 million for the six-month period ended June 30, 2012, while for the same period of 2011, we had approximately $12.99 million net cash used in operating activities. The increase in cash used in operating activities was mainly attributable to the reduction in net income of $0.98 million, the increase in restricted cash of $2.56 million due to increased new contracts that require the establishment of contracts performance bonds, the change in cash flow from accounts receivable due to relatively slower collections of $0.25 million, the increase in prepaid expenses and other current assets of $4.72 million, the increase in other receivables of $4.80 million related to increased activities in bidding for new contracts, the decrease in net billings of $8.4 million, that is, the difference between costs and estimated earnings in excess of billings on uncompleted contracts (when our work was performed ahead of customer payments in some of our contracts per the contract payment terms) and billings in excess of costs and estimated earnings on uncompleted contracts (when we receive payments from clients ahead of cost and earnings realization), the decrease in accrued liabilities and other current liabilities of $0.06 million, offset by the decrease of gain on equity investments in affiliates of $0.62 million due to less net income from these affiliates, the decrease of inventories of $2.84 million and the increase of accounts payable of $16.76 million.

Investing Activities

Our primary uses of cash for investing activities are payments for the acquisition of property, plant and equipment, as well as intangible assets.

Net cash used in investing activities for the six-month period ended June 30, 2012 was approximately $3.22 million, which is a decrease of approximately $2.79 million from net cash used in investing activities of approximately $6.01 million for the same period of 2011. The decrease of the cash used in investing activities was mainly due to the fact that for the six months ended June 30, 2011, we made a one-time payment of $3.59 million as down payment to acquire a land use right while in the same period of 2012, we did not have such investing activity. In addition, compared with the same period of 2011, we had an increase in intangible assets related to the software development of $1.09 million in the first half of 2012.

Financing Activities

Net cash used in financing activities for the six-month period ended June 30, 2012 was approximately $0.57 million, while for the same period of 2011 we had approximately $4.33 million net cash provided by financing activities. Such change was mainly attributable to the fact that for the period ended June 30, 2012, the repayment of short term loans was $2.12 million less than the same period of prior year, and offset by the decrease of non-controlling interests’ capital contribution of $6.62 million.

Financing Agreements

On May 25, May 30 and June 15, 2011, our VIE, Beijing PKU Chinafront High Technology Co., Ltd. (“PKU”) entered into three short-term loan agreements with Bank of Beijing, Zhongguancun Branch (“Zhongguancun Branch”), pursuant to which Zhongguancun Branch agreed to loan PKU an aggregate of RMB 25 million (approximately $3.94 million). The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the first withdrawal date. The interest is to be paid in a quarterly basis. The loan matures within 12 months from the date of the first withdrawal, the loan may be renewed upon receipt of written consent from Zhongguancun Branch. Under the terms of the loan agreements, PKU is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated. Zhongguancun Branch has the right to demand immediate repayment of the principal and accrued interests in an event of default which includes, among other things, failure to make principal or interest payments, failure to comply with other covenants and certain events of liquidation or bankruptcy. A principal amount of RMB 5 million was paid off in 2011, RMB 15 million was paid off on May 29, 2012, and the remaining was paid off on June 15, 2012.

On December 22, 2011, our VIE, Beijing Transwiseway Information Technology Co., Ltd. (“Beijing Transwiseway”) entered into a short-term loan agreement with Zhongguancun Haidianyuan Branch of Bank of Beijing ("Haidianyuan Branch"), pursuant to which Haidianyuan Branch agreed to loan Beijing Transwiseway a sum of RMB 30 million (approximately $4.72 million). By February 26, 2012, we had withdrew RMB 17,885,400 (approximately $2.83 million). The loan has an annual interest rate equal to 10% above the benchmark interest rate as of the date of the first withdrawal of the principal. The interest is to be paid on a quarterly basis. The loan matures within 12 months from the date of the first withdrawal. The loan can be renewed upon the written consent by Haidianyuan Branch. Under the terms of the loan agreement, Beijing Transwiseway is subject to customary affirmative and negative covenants. The repayment of the loan may be accelerated. Haidianyuan Branch may also demand immediate repayment of the principal and accrued interests in an event of default which includes, among other things, failure to make principal or interest payments timely, material breach of representations and warranties by Beijing Transwiseway, and liquidation or bankruptcy. As of June 30, 2012, a principal amount of approximately $2.83 million was outstanding.

On April 1, 2012, PKU entered into a short-term loan agreement with Haidianyuan Branch, pursuant to which Haidianyuan Branch agreed to loan PKU an aggregate of RMB15 million (approximately $2.40 million). The loan has an annual interest rate equal to 20% above the benchmark interest rate as of the first withdrawal date. The interest is to be paid on a monthly basis. The loan matures within 12 months from the date of the first withdrawal. The loan may be renewed upon the written consent by Haidianyuan Branch. As of June 30, 2012, a principal amount of RMB 14,013,899 (approximately $2.22 million) was outstanding.

On May 30, 2012, UNISITS entered into a short-term loan agreement with Dayuncun Branch of Merchants Bank (“Dayuncun Branch”), pursuant to which Dayuncun Branch agreed to loan UNISITS a sum of RMB 10 million (approximately $1.60 million). The loan has an annual interest rate equal to 5% above the benchmark interest rate. The interest is to be paid on a quarterly basis. The Loan matures on December 23, 2012. As of June 30, 2012, a principal amount of approximately $1.59 million was outstanding.

On June 21, 2012, UNISITS entered into a short-term loan agreement with Qinghuayuan Branch of Bank of Beijing (“Qinghuayuan Branch”), pursuant to which Qinghuayuan Branch agreed to loan UNISITS a sum of RMB 10 million (approximately $1.60 million). The loan has an annual interest rate equal to 1% above the benchmark interest rate as of the date of the first withdrawal of the principal, with the interest to be paid on a quarterly basis. The loan matures in 6 months from the first withdrawal date of June 25, 2012. As of June 30, 2012, the first withdrawal of RMB 5 million was completed and a principal amount of approximately $0.79 million was outstanding.

Future Capital Requirements – We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. In addition, because substantially all of our revenues are generated from our indirect PRC subsidiary, China TransInfo Technology Limited or China TransInfo Limited, after it receives payments from our VIE under various services and other arrangements, the ability of China TransInfo Limited to make dividends and other payments to us is subject to the PRC dividend restrictions. Current PRC law permits payments of dividend by China TransInfo Limited only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Oriental Intra-Asia is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of China TransInfo Limited’s registered capital. Allocations to the statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. As a result, if our existing cash and amount available under existing bank loans are insufficient to meet our requirements, we may seek to sell additional equity securities, debt securities or borrow additional funds from lending institutions. We can make no assurances that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute the interests of our current shareholders. The incurrence of debt would divert cash for working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business operations and prospects may suffer.

Off-Balance Sheet Arrangements and Contractual Obligations

As previously disclosed, on June 8, 2012, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with TransCloud Company Limited, a Cayman Islands exempted company with limited liability and indirectly wholly owned by Mr. Shudong Xia ("Parent"), TransCloud Acquisition, Inc., a Nevada corporation and a wholly owned, direct subsidiary of Parent ("Merger Sub"). Under the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent.

According to the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock will be converted automatically into the right to receive $5.80 in cash, without interest, excluding certain shares as provided in the Merger Agreement. The Merger remains subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including obtaining approval of the existing stockholders of the Company.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, copy of which has been filed as an Exhibit to our current report on Form 8-K dated June 8, 2012, and which is incorporated herein by reference.

Seasonality

Our results of operations are affected by seasonality and we typically see lower sales as well as lower cash collection during the first half than the second half of a year. Such seasonality is mainly caused by governmental seasonal budgeting activities and behaviors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Shudong Xia and Mr. Rong Zhang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Shudong Xia and Mr. Rong Zhang concluded that as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition, except as follows:

The Company and the members of our board of directors are named as defendants in purported class action lawsuits (the “Stockholder Actions”) brought in the Eighth Judicial District Court, Clark County, Nevada (the “Eighth Judicial Districted Court”) by several stockholders: Oswald Velz v. China TransInfo Technology Corp. et al., Case No. A-12-657022-C (filed February 24, 2012), Tim Valles v. Shudong Xia et al. Case No. A-12-657443-C (filed March 1, 2012) and Carl M. Domitrovich v. Shudong Xia et al. Case No. A-12-657740-C (filed March 6, 2012). The Stockholder Actions generally allege that the Company and all of our directors breached their fiduciary duties in connection with the receipt by the Company of a preliminary, non-binding proposal from Shudong Xia, the Company’s Chairman and Chief Executive Officer, to acquire all of the outstanding shares of our common stock not currently owned by him in a going private transaction at a proposed price of $5.65 per share in cash (the “Proposed Transaction”). The Stockholder Actions seek, among other things, to declare that the Proposed Transaction is unfair, unjust and inequitable, to enjoin the Company from taking any steps necessary to accomplish or implement the Proposed Transaction, and damages in the event the Proposed Transaction is consummated.

On July 13, 2012, the above three class action complaints were consolidated into one amended class action complaint, In Re China TransInfo Technology Corp. Shareholders’ Litigation, Consolidated Case No. A-12-657022-B, filed in the Eighth Judicial District Court and against our directors and some other parties to the Proposed Transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended June 30, 2012 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

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
101

The following financial information from The China TransInfo Technology Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2012

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
101

The following financial information from The China TransInfo Technology Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).